Form 10QSB
period 1998-03-31
NEW DIRECTIONS MANUFACTURING INC
filed 1998-05-11
CIK 1031896

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

[ ]   For the transition period from __________ to __________


Commission file number: 000-22855




                       NEW DIRECTIONS MANUFACTURING, INC.
        (Exact name of small business issuer as specified in its charter)


         NEVADA                                          86-0671974
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                 2940 W. WILLETTA STREET, PHOENIX, ARIZONA 85009
               (Address of principal executive offices) (Zip Code)


                                 (602) 352-1165
                (Issuer's telephone number, including area code)





         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


         The issuer had 5,002,270 shares of common stock outstanding as of March 31, 1998.

            Transitional Small Business Disclosure Format (check one)


                                 Yes [ ] No [X]

                       NEW DIRECTIONS MANUFACTURING, INC.

                                      INDEX




PART I.            FINANCIAL INFORMATION


                                                                                                  PAGE NO.
                                                                                                  --------

                   Item 1. Financial Statements

                           Consolidated Balance Sheet as of March 31, 1998                           3

                           Comparative Consolidated Statements of Income for
                           The Three Months and Nine Months Ended March 31,
                           1998 and 1997                                                             4

                           Comparative Consolidated Statements of Cash Flow for
                           The Three Months and Nine Months Ended March 31,
                           1998 and 1997                                                           5-6

                           Notes to the Financial Statements                                         7

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           8-9



PART II.          OTHER INFORMATION


                  Item 1.  Legal Proceedings                                                        10

                  Item 2.  Changes in Securities and Use of Proceeds                                10

                  Item 3.  Defaults Upon Senior Securities                                          10

                  Item 4.  Submission of Matters to a Vote of Security Holders                      10

                  Item 5.  Other Information                                                        10

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a)    Exhibits                                                          10
                           (b)    Reports on Form 8-K                                               10

PART I - FINANCIAL INFORMATION
Item 1
                       NEW DIRECTIONS MANUFACTURING, INC.
                           CONSOLIDATED BALANCE SHEET

ASSETS                                                                                     March 31, 1998
                                                                                       -----------------------

Current Assets:
         Cash and cash equivalents                                                                   $285,566
         Accounts receivable, less allowance of $30,938
            for possible losses                                                                       691,508
         Inventories                                                                                  470,379
         Other                                                                                         25,098
                                                                                       -----------------------
                Total Current Assets                                                                1,472,551

Property, Plant and Equipment, Net                                                                    483,520

Other Assets:
         Covenant not-to-compete, Net                                                                 600,005
         Goodwill, net                                                                                615,284
         Other                                                                                         12,982
                                                                                       -----------------------

                Total Assets                                                                       $3,184,342
                                                                                       =======================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                                            $293,441
         Commissions payable                                                                           15,679
         Wages payable                                                                                 10,888
         Income taxes payable                                                                         101,600
         Current portion long-term debt                                                               195,299
         Current portion capital lease obligations                                                     25,905
         Other accrued liabilities                                                                     63,800
                                                                                       -----------------------
                Total Current Liabilities                                                             706,612
                                                                                       -----------------------

Long-Term Liabilities:
         Long-term debt, less current portion                                                         381,243
         Deferred income taxes                                                                         41,900
         Capital lease obligations, less current portion                                               83,488
                                                                                       -----------------------
                Total Long-Term Liabilities                                                           506,631
                                                                                       -----------------------

Commitments and Contingencies  (See Notes)

Stockholders' Equity:
         Common stock, $.001 par value, 25,000,000 shares
           authorized, 5,002,270 shares issued and outstanding                                          5,002
         Additional paid in capital                                                                 1,915,509
         Retained earnings                                                                             50,588
                                                                                       -----------------------
                Total Stockholders' Equity                                                          1,971,099
                                                                                       ----------------------
                Total Liabilities and Stockholders' Equity                                         $3,184,342
                                                                                       =======================

                       NEW DIRECTIONS MANUFACTURING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                  Three Months          Three Months          Nine Months          Nine Months
                                                      Ended                 Ended                Ended                Ended
                                                 March 31, 1998        March 31, 1997       March 31, 1998        March 31, 1997
                                                ------------------    ------------------   ------------------    -----------------


Net Sales                                              $1,843,344            $1,537,004           $5,326,482            ***

Cost of Sales                                           1,541,607             1,263,743            4,472,288
                                                ------------------    ------------------   ------------------

        Gross Profit                                      301,737               273,261              854,194
                                                ------------------    ------------------   ------------------


Operating Expenses:
        Selling and marketing                              28,640                55,250               82,546
        Administrative and general                        192,742               197,944              580,549
                                                ------------------    ------------------   ------------------
             Total Operating Expenses                     221,382               253,194              663,095
                                                ------------------    ------------------   ------------------

Operating Income                                           80,355                20,067              191,099
                                                ------------------    ------------------   ------------------


Interest Income (Expense):
        Interest income                                     3,420                 6,991               13,050
        Interest expense                                   14,809                17,092               46,762
                                                ------------------    ------------------   ------------------
             Net Interest Expense                         (11,389)              (10,101)             (33,712)
                                                ------------------    ------------------   ------------------


Income Before Taxes on Income                              68,966                 9,966              157,387

        Taxes on Income                                    22,000                 2,000               62,000
                                                ------------------    ------------------   ------------------

Net Income                                                $46,966                $7,966              $95,387
                                                ==================    ==================   ==================


Earnings Per Share                                           $0.01                 $0.00                $0.02
                                                ==================    ==================   ==================

Weighted Average Number of
   Common Shares Outstanding                            4,989,675             4,987,770            4,989,675
                                                ==================    ==================   ==================



** The Company was incorporated on January 9, 1997. As such, the operations of the Company for the quarter and year-to-date ended March 31, 1997 are identical.

                       NEW DIRECTIONS MANUFACTURING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                       YTD                       YTD
                                                                                   Nine Months               Three Months
                                                                                      Ended                     Ended
                                                                                 March 31, 1998             March 31, 1997
                                                                                ------------------         -----------------
Cash flows from operating activities:
       Net income                                                                         $95,387                    $7,966
       Adjustments to reconcile net income to
         cash provided by operating activities:
              Amortization of covenant-not-to-compete                                     119,997                    39,999
              Amortization of goodwill                                                     26,950                     7,000
              Depreciation                                                                 47,181                    12,000
              Deferred income taxes                                                       (42,900)                   (8,800)
              (Increase) in accounts receivable                                          (123,756)                 (291,210)
              (Increase) in inventory                                                    (233,511)                 (157,812)
              (Increase) in other assets                                                   (9,894)                  (20,890)
              Increase (decrease) in accounts payable                                     (14,259)                  347,057
              Increase in accrued expenses                                                 29,693                     7,030
              Increase (decrease) in commissions payable                                  (13,258)                   22,167
              Increase in income taxes payable                                             99,600                    10,800
                                                                                ------------------         -----------------
Net cash used for operating activities                                                    (18,770)                  (24,693)
                                                                                ------------------         -----------------


Cash flows from investing activities:
       Purchase of property and equipment                                                (104,657)                   (3,624)
       Cash payment from stock of New Directions-Arizona                                        0                (1,280,000)
                                                                                ------------------         -----------------
Net cash used for investing activities                                                   (104,657)               (1,283,624)
                                                                                ------------------         -----------------


Cash flows from financing activities:
       Repayment of debt                                                                 (136,841)                  (42,875)
       Proceeds from short-term line of credit                                                  0                   240,000
       Payment of capital lease obligations                                               (32,925)                   (8,505)
       Proceeds from issuance of stock                                                      8,275                 1,699,331
                                                                                ------------------         -----------------
Net cash provided (used) by financing activities                                         (161,491)                1,887,951
                                                                                ------------------         -----------------
Net increase (decrease) in cash and cash equivalents                                     (284,918)                  579,634

Cash and cash equivalents, beginning of period                                            570,484                         0
                                                                                ------------------         -----------------
Cash and cash equivalents, end of period                                                 $285,566                  $579,634
                                                                                ==================         =================

            NEW DIRECTIONS MANUFACTURING, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                       YTD                       YTD
                                                                                   Nine Months               Three Months
                                                                                      Ended                     Ended
                                                                                 March 31, 1998             March 31, 1997
                                                                                ------------------         -----------------

Supplementary Disclosure of Cash Flow Information

       Cash paid during the period for interest                                           $46,762                   $17,092
                                                                                ==================         =================


Summary of Non-cash Investing and Financing Activities

       1)  In January, 1997, the Company acquired new Directions-Manufacturers of Contemporary Furniture, Inc.  The
              Company paid cash of $1,280,000 and signed a note for $800,000.  The values assigned to the assets and liabilities acquired are as follows:

              Accounts receivable                                                                                  $300,000
              Inventory                                                                                             139,173
              Property and equipment                                                                                325,250
              Other                                                                                                   8,098
              Covenant-not-to-compete                                                                               800,000
              Goodwill                                                                                              612,605
              Capital lease obligations assumed                                                                     (57,426)
              Deferred tax liability                                                                                (47,700)
                                                                                                           -----------------
                                                                                                                 $2,080,000
                                                                                                           =================



       2)  During 1998, the Company acquired various equipment.  A portion of the equipment was financed by a capital lease obligation of $98,400.


                       NEW DIRECTIONS MANUFACTURING, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of New Directions Manufacturing, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months and nine months ended March 31, 1998, and March 31, 1997, and cash flows for the nine months ended March 31, 1998, and three months ended March 31, 1997. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1997. Audited financial statements for the fiscal year ended June 30, 1997 were filed with the SEC as part of the Issuer's Registration Statement on Form SB-2 on January 2, 1998, and are incorporated herein by reference. Copies of the prospectus may be obtained by faxing the Company at (602) 352-1505 or may be viewed on-line via the SEC's EDGAR database at www.sec.gov.

2.  CAPITAL LEASE OBLIGATION

The Company acquired equipment under a capital lease obligation. The lease is for $98,400 and commenced August 1997. The terms of the lease require payments of $2,077.18 monthly for 60 months.

3.  RENEWAL OF LINE OF CREDIT

In May 1998, the Company renewed a $500,000 line of credit from a bank, which expires on April 15, 1999. Terms were substantially unchanged.

4.  EXERCISE OF HORWITZ & BEAM OPTIONS

On February 24, 1998, Company's legal counsel exercised an option to purchase 14,500 shares of common stock at $2.25 per share.

5.  REPURCHASE AGREEMENT

On March 17, 1998, the Company entered into a Repurchase Agreement with principal shareholders. A copy of the agreement is attached to this filing.

                         PART I - FINANCIAL INFORMATION
ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THE COMPANY

New Directions Manufacturing Inc. ("Company") is a manufacturer of quality oak furniture. The Company produces oak contemporary home furnishing items such as television stands, stereo towers, entertainment centers, wall systems, bookcases, and both adult and youth bedroom units. The Company sells its product through retailers on both the East and West Coasts of the United States, and Alaska, Hawaii, Puerto Rico, Canada, and the Bahamas. The Company includes New Directions Manufacturing, Inc., a Nevada corporation, and its wholly owned subsidiary, New Directions Manufacturing, Inc., an Arizona corporation, which was founded in 1989.

RESULTS OF OPERATIONS

NET SALES

Net sales of $1,843,344 for the third quarter of fiscal 1998 ending March 31, 1998 exceeded the sales of the same quarter for the previous year of $1,537,004 by $306,340 or 19.9%. The gains can be attributed to strong retail sales, new customers, and the placement of new products.

COST OF SALES AND GROSS PROFIT

The gross profit was $301,737 or 16.4% in the quarter ending March 31, 1998 in comparison with $273,261 or 17.8% for the same quarter the previous year, which ended March 31, 1997. As a percentage of sales, cost of sales was 83.6% compared to 82.2% during the same aforementioned time periods. The decrease in gross profit margin was primarily due to inventory adjustments and higher manufacturing payroll costs.

OPERATING EXPENSES

Operating expenses were $221,382 or 12.0% of net sales during the quarter ending March 31, 1998. This compares with $253,194 or 16.5% for the quarter ending March 31, 1997. For the nine month period ending March 31, 1998, operating expenses were $663,095 or 12.4% of net sales.

Operating expenses for the quarter ending March 31, 1998 decreased $31,812 or 12.6% compared to the same time period in 1997. The difference was primarily due to adjustments for accrued commissions and showroom costs.

INTEREST AND TAXES

Net interest expense for the quarter ending March 31, 1998 increased $1,288 or 12.8% compared to the same time period in 1997. The increase was primarily due to the pay-down of long-term debt that reduced interest expense being offset by a reduction of interest income in 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations since its private placement of stock in 1997.

Accounts receivable-net at March 31, 1998 increased $117,659 or 21.2% from June 30, 1997. This represents 21.7% of total assets at March 31, 1998 versus 18.2% at June 30, 1997. The increase is due to the increase in sales volume and does not represent a change in uncollectible accounts. The Company has not recognized any significant bad debt expense in any of the periods represented.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $10,000. Year to date, the Company has expended approximately $200,000. As of March 31, 1998, the Company believes the availability of credit under its $500,000 line of credit agreement and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal 1998.

In May 1998, the Company renewed a $500,000 revolving line of credit from a bank, which expires on April 15, 1999. The line bears interest at prime plus 1% and is secured by the accounts receivable and inventory. Advances on the line may not exceed 75% of the eligible accounts receivable. The line contains various restrictive covenants, including minimum equity, working capital and tangible net worth. As of March 31, 1998, no advances or repayments had been made on this line of credit.

On February 24, 1998, Horwitz & Beam exercised 14,500 options to purchase shares of common stock at $2.25 per share. Horwitz & Beam, as of the date hereof, retains 35,500 options to purchase shares of common stock at $2.25 per share. Horwitz & Beam is legal counsel to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 10, 1997, the Company was served with a complaint, which alleges claims for strict liability and negligence in connection with an accident with a piece of furniture. The litigation has been forwarded to the Company's insurance carrier who is handling the defense of this claim on behalf of the Company. Due to the early stage of this litigation, the Company has not been able to determine the estimated loss or range of loss. Management believes, however, that this matter will be completely covered by its liability insurance and that the Company will not suffer any out-of-pocket cash losses in defending/settling this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS:

               (10) Material Contracts
                    Repurchase Agreement between New Directions Manufacturing, Inc. and shareholders, Donald A. Metke, Sean F. Lee, and Jack Horner, Jr., dated March 17, 1998.

         (b)   REPORTS ON FORM 8-K:

               None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEW DIRECTIONS MANUFACTURING, INC.
                                             (Registrant)

Date:    May 6, 1998                         /s/ Donald A. Metke
                                             -------------------
                                             DONALD A. METKE
                                             President, Chief Financial Officer,
                                             Chief Operating Officer