Form 10QSB/A
period 1998-03-31
NEW DIRECTIONS MANUFACTURING INC
filed 1998-09-16
CIK 1031896

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2
(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

(  )     For the transition period from __________ to __________


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





         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ X ] No [___]

         The issuer had 5,002,270 shares of common stock outstanding as of March 31, 1998.

                       Transitional Small Business Disclosure Format (check one)


                                Yes [___] No [ X ]

                       NEW DIRECTIONS MANUFACTURING, INC.

                                      INDEX




PART I.            FINANCIAL INFORMATION


                                                                             PAGE NO.

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

                         PART I - FINANCIAL INFORMATION
ITEM 1
                       NEW DIRECTIONS MANUFACTURING, INC.
                           CONSOLIDATED BALANCE SHEET

ASSETS                                                                                   March 31, 1998
                                                                                       -------------------

Current Assets:
         Cash and cash equivalents                                                               $285,566
         Accounts receivable, less allowance of $30,938
            for possible losses                                                                   691,508
         Inventories                                                                              324,317
         Other                                                                                     25,098
                                                                                       -------------------
                Total Current Assets                                                            1,326,489

Property, Plant and Equipment, Net                                                                483,520

Other Assets:
         Covenant not-to-compete, Net                                                             600,005
         Goodwill, net                                                                            615,284
         Other                                                                                     12,982
                                                                                       -------------------

                Total Assets                                                                   $3,038,280
                                                                                       ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                                        $293,441
         Commissions payable                                                                       15,679
         Wages payable                                                                             10,888
         Income taxes payable                                                                      51,200
         Current portion long-term debt                                                           195,299
         Current portion capital lease obligations                                                 25,905
         Other accrued liabilities                                                                 63,800
                                                                                       -------------------
                Total Current Liabilities                                                         656,212
                                                                                       -------------------

Long-Term Liabilities:
         Long-term debt, less current portion                                                     381,243
         Deferred income taxes                                                                     41,900
         Capital lease obligations, less current portion                                           83,488
                                                                                       -------------------
                Total Long-Term Liabilities                                                       506,631
                                                                                       -------------------


Commitments and Contingencies  (See Notes)

Stockholders' Equity:
         Common stock, $.001 par value, 25,000,000 shares
           authorized, 5,002,270 shares issued and outstanding                                      5,002
         Additional paid in capital                                                             1,915,509
         Retained earnings                                                                        (45,074)
                                                                                       -------------------

                Total Stockholders' Equity                                                      1,875,437
                                                                                       -------------------


                Total Liabilities and Stockholders' Equity                                     $3,038,280
                                                                                       ===================

     NEW DIRECTIONS MANUFACTURING, INC.
     CONSOLIDATED STATEMENTS OF INCOME



                                                  Three Months          Three Months          Nine Months          Nine Months
                                                      Ended                 Ended                Ended                Ended
                                                 March 31, 1998        March 31, 1997       March 31, 1998        March 31, 1997
                                                ------------------    ------------------   ------------------    -----------------

Net Sales                                              $1,843,344            $1,537,004           $5,326,482            **

Cost of Sales                                           1,598,548             1,263,743            4,618,350
                                                ------------------    ------------------   ------------------

        Gross Profit                                      244,796               273,261              708,132
                                                ------------------    ------------------   ------------------


Operating Expenses:
        Selling and marketing                              28,640                55,250               82,546
        Administrative and general                        192,742               197,944              580,549
                                                ------------------    ------------------   ------------------
             Total Operating Expenses                     221,382               253,194              663,095
                                                ------------------    ------------------   ------------------

Operating Income                                           23,414                20,067               45,037
                                                ------------------    ------------------   ------------------


Interest Income (Expense):
        Interest income                                     3,420                 6,991               13,050
        Interest expense                                   14,809                17,092               46,762
                                                ------------------    ------------------   ------------------
             Net Interest Expense                         (11,389)              (10,101)             (33,712)
                                                ------------------    ------------------   ------------------


Income Before Taxes on Income                              12,025                 9,966               11,325

        Taxes on Income                                     4,000                 2,000               11,600
                                                ------------------    ------------------   ------------------

Net Income                                                 $8,025                $7,966                ($275)
                                                ==================    ==================   ==================


Earnings Per Share                                          $0.00                 $0.00               ($0.00)
                                                ==================    ==================   ==================

Weighted Average Number of
   Common Shares Outstanding                            4,989,675             4,987,770            4,989,675
                                                ==================    ==================   ==================



  ** The Company was incorporated on January 9, 1997. As such, the operations of the Company for the quarter and year-to-date ended March 31, 1997 are identical.

            NEW DIRECTIONS MANUFACTURING, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                       YTD                       YTD
                                                                                   Nine Months               Three Months
                                                                                      Ended                     Ended
                                                                                 March 31, 1998             March 31, 1997
                                                                                ------------------         -----------------
Cash flows from operating activities:
       Net income                                                                           ($275)                   $7,966
       Adjustments to reconcile net income to
         cash provided by operating activities:
              Amortization of covenant-not-to-compete                                     119,997                    39,999
              Amortization of goodwill                                                     26,950                     7,000
              Depreciation                                                                 47,181                    12,000
              Deferred income taxes                                                       (42,900)                   (8,800)
              (Increase) in accounts receivable                                          (123,756)                 (291,210)
              (Increase) in inventory                                                     (87,449)                 (157,812)
              (Increase) in other assets                                                   (9,894)                  (20,890)
              Increase (decrease) in accounts payable                                     (14,259)                  347,057
              Increase in accrued expenses                                                 29,693                     7,030
              Increase (decrease) in commissions payable                                  (13,258)                   22,167
              Increase in income taxes payable                                             49,200                    10,800
                                                                                ------------------         -----------------

Net cash used for operating activities                                                    (18,770)                  (24,693)
                                                                                ------------------         -----------------


Cash flows from investing activities:
       Purchase of property and equipment                                                (104,657)                   (3,624)
       Cash payment from stock of New Directions-Arizona                                        0                (1,280,000)
                                                                                ------------------         -----------------

Net cash used for investing activities                                                   (104,657)               (1,283,624)
                                                                                ------------------         -----------------


Cash flows from financing activities:
       Repayment of debt                                                                 (136,841)                  (42,875)
       Proceeds from short-term line of credit                                                  0                   240,000
       Payment of capital lease obligations                                               (32,925)                   (8,505)
       Proceeds from issuance of stock                                                      8,275                 1,699,331
                                                                                ------------------         -----------------

Net cash provided (used) by financing activities                                         (161,491)                1,887,951
                                                                                ------------------         -----------------

Net increase (decrease) in cash and cash equivalents                                     (284,918)                  579,634

Cash and cash equivalents, beginning of period                                            570,484                         0
                                                                                ------------------         -----------------

Cash and cash equivalents, end of period                                                 $285,566                  $579,634
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

COST OF SALES AND GROSS PROFIT

The gross profit was $244,795 or 13.3% in the quarter ending March 31, 1998 in comparison with $273,261 or 17.8% for the same quarter the previous year, which ended March 31, 1997. As a percentage of sales, cost of sales was 86.7% compared to 82.2% during the same aforementioned time periods. The decrease in gross profit margin was primarily due to inventory adjustments and higher manufacturing payroll costs.

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

                                          NEW DIRECTIONS MANUFACTURING, INC.
                                          (Registrant)

Date:    September 15, 1998               /s/ Donald A. Metke
                                          -------------------
                                          DONALD A. METKE
                                          President, Chief Financial Officer,
                                          Chief Operating Officer

                                EXHIBIT INDEX

           EX - (10) Material Contracts Repurchase Agreement between New
                     Directions Manufacturing, Inc. and shareholders, Donald A. Metke, Sean F. Lee, and Jack Horner, Jr., dated March 17, 1998.