Form 10KSB
period 1998-06-30
NEW DIRECTIONS MANUFACTURING INC
filed 1998-09-16
CIK 1031896

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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


        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         The issuer's revenues for its most recent fiscal year were $6,813,316.


         As of September 1, 1998, the issuer had 5,052,270 shares of it $.001 par value Common Stock issued and outstanding. Based upon the closing price of $.50 per share on September 1, 1998, the aggregate market value of the Common Stock, the issuer's only class of voting stock, held by non-affiliates was $1,080,913.


         Transitional Small Business Disclosure Format Yes [ ]  No [X]

                       NEW DIRECTIONS MANUFACTURING, INC.

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I

ITEM 1.       BUSINESS                                                                               1
                       HISTORY                                                                       1
                       DEVELOPMENT OF THE BUSINESS                                                   2
                       MARKETING AND DISTRIBUTION                                                    3
                       SOURCES AND AVAILABILITY OF RAW MATERIALS                                     3
                       INTELLECTUAL PROPERTY                                                         3
                       CUSTOMERS                                                                     3
                       GOVERNMENT CONTRACTS                                                          3
                       COMPETITION                                                                   3
                       ENVIRONMENTAL COMPLIANCE                                                      3
                       EMPLOYEES                                                                     4
ITEM 2.       PROPERTIES                                                                             4
ITEM 3.       LEGAL PROCEEDINGS                                                                      4
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    4

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                                            4
                       MARKET INFORMATION                                                            4
                       HOLDERS                                                                       5
                       DIVIDENDS                                                                     5
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                    5
                       GENERAL                                                                       5
                       RESULTS OF OPERATIONS                                                         5
                       LIQUIDITY AND CAPITAL RESOURCES                                               6
                       SEASONALITY                                                                   6
                       BACKLOG                                                                       6
                       YEAR 2000 ISSUE                                                               7
ITEM 7.       FINANCIAL STATEMENTS                                                                   8
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                                                   22

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                            22
ITEM 10.      EXECUTIVE COMPENSATION                                                                22
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT                                                                            22
ITEM 12.      CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS                                         22

ITEM IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K                                                      22

                                     PART I

ITEM 1.   BUSINESS

HISTORY

         New Directions-Manufacturers of Contemporary Furniture, Inc., an Arizona corporation ("New Directions-Arizona") was established in 1989 by the Horner family. Previously, Jack Horner, Sr. and Jr. both owned and managed separate chains of furniture stores in the Southwest United States. Jack Jr. was also a factory representative for different furniture manufacturers over a period of 10 years. In the late 1980's, they saw the increasing demand for quality oak furniture and the lack of an adequate supply of the product. Consequently, Jack Sr. sold the furniture store chain and established New Directions-Arizona with his two sons.

         The Company manufactures quality oak furniture using no particleboard. Its product line consists mainly of entertainment centers, wall units, and room dividers; however, it also offers bookshelves, bedroom suites, and other oak furniture units. The Company's customers are located throughout the United States, as well as Canada, Puerto Rico, and Bermuda.

         The business expanded from 12 employees and a 10,000 sq. ft. production facility, to 80 employees in a 34,000 sq. ft. facility. Revenues grew to over $5 million for the fiscal year ending June 30, 1996. The Company's early growth was financed entirely by internally generated funds.

         Jack Sr. wished to retire from the business. For personal reasons, neither of Jack Sr.'s sons desired to assume control of the Company from their father. Consequently, the family offered the business for sale. Jack Jr. expressed a strong interest in remaining with the business after the change in ownership. New management retained Jack Jr. in the business to ensure a smooth management transition and to take advantage of his extensive knowledge gained from 15 years experience in the furniture trade.

         New Directions Manufacturing, Inc. (the "Company") was incorporated under the laws of Nevada on January 9, 1997. The Company acquired the option ("Option") to purchase the outstanding capital stock of New Directions-Arizona from Mr. Sean F. Lee in exchange for the opportunity to purchase 1,530,000 shares of the Company at par value, and the reimbursement of Mr. Lee's costs associated with acquiring the option ($20,000). The Company then paid the initial purchase price of the Option of $100,000. The Stock Purchase Agreement and the companion agreements pertaining to the acquisition of New Directions-Arizona by the Company shall collectively be referred to herein as the "Acquisition Agreement."

         The terms of the Acquisition Agreement included the following:

    1. The Company held the option to purchase 100% of the issued and outstanding common stock of New Directions-Arizona for the stated purchase price of $2.08 million, of which approximately $1.18 million was to be paid in cash on or before January 31, 1997, the purchase price of the option of $100,000 would be credited, and $800,000 was to be financed by the Sellers under the term of a four year promissory note bearing interest at the rate of 8% annually with level principal and interest payments due monthly. The amount of the cash payments to be made at closing was dependent upon the amount of New Directions-Arizona accounts receivable on the closing date.

    2. The selling shareholders of New Directions-Arizona, which included its then current officers and directors, agreed to a five-year non-compete covenant.

    3. Except as noted in (4) below, the officers and directors of New Directions-Arizona would resign and be replaced with the nominees of the Company. (See "Management.")

    4. Jack Horner, Jr., a co-founder, shareholder and executive officer of New Directions-Arizona, would continue to serve as the Vice President of the Company after the Company's acquisition of New Directions-Arizona.

    5. Two key executive officers of the Company, Donald A. Metke and Jack Horner, Jr., were each issued 510,000 shares of restricted common stock of the Company in exchange for the payment of par value ($510 each) and to ensure their long term commitment to the Company. Sean F. Lee was issued 1,530,000 shares of restricted common stock of the Company.

    On January 10, 1997, the Company entered into an Exchange Agreement with Premier Ventures & Exploration, Inc., a Louisiana corporation ("Premier"), a public company with dormant operations, whereby the Company became a wholly owned subsidiary of Premier. Pursuant to the terms of the Exchange Agreement, the shareholders of the Company exchanged their shares of the Company on a one-to-one basis for shares in Premier. Upon the closing of this transaction (the Exchange Agreement), there existed Premier, a Louisiana corporation, with dormant operations, and its wholly-owned subsidiary, the Company, which was basically a shell with no shareholders but which held the Option to purchase New Directions-Arizona.

    On January 15, 1997, the Company exercised the Option to purchase New Directions-Arizona with a cash payment of $1,180,000. The Company paid the cash payment of $1,180,000 with funds raised in its private offering commenced on January 9, 1997 as well as a short-term loan from a private individual in the amount of $500,000. The loan was completely paid off, including principal and interest, upon the completion of the private offering on May 14, 1997. The remaining balance of the purchase price of $800,000 was financed by the sellers according to a promissory note under the terms set forth in (1) above. There remains due and owing $529,167 under the note as of June 30, 1998. Therefore, upon the closing of the Acquisition Agreement, there existed Premier, a Louisiana corporation, with dormant operations, and the Company (New Directions Manufacturing, Inc., a Nevada corporation) which now owned a wholly-owned subsidiary, New Directions-Arizona, the operating company.

    Management of the Company desired to maintain a public company such that its shareholders would have liquidity, but also desired to simplify this corporate structure. The record keeping and accounting requirements to maintain three different companies, all with different corporate residences, would be time consuming and costly. Therefore, management decided to merge Premier, the public company, with and into New Directions Manufacturing, Inc., a Nevada corporation. This would leave New Directions Manufacturing, Inc., a Nevada corporation, as a public company with a wholly owned subsidiary (New Directions-Arizona). Accordingly, the Company entered into a Plan of Merger (the "Merger Agreement") with Premier on February 25, 1997. The Merger Agreement called for all shares of stock of Premier then outstanding to be converted into equal shares of New Directions Manufacturing, Inc., a Nevada corporation, all Premier stock was cancelled, and Premier was merged with and into the Company, leaving the Company as the surviving entity. The Merger was effective on April 16, 1997. Upon the closing of the Merger, there existed New Directions Manufacturing, Inc., a Nevada corporation, which was now a public company and which owned as a wholly-owned subsidiary, New Directions-Manufacturers of Contemporary Furniture, an Arizona corporation, the operating company. New Directions-Manufacturers of Contemporary Furniture, Inc., an Arizona corporation, subsequently changed its name to New Directions Manufacturing, Inc., an Arizona corporation.

    The address of the Company's principal executive offices is 2940 West Willetta, Phoenix, AZ 85009. The Company's telephone number is (602) 352-1165. Unless otherwise noted, the "Company" as used in this 10-KSB, will refer to the consolidated entities described above.

DEVELOPMENT OF THE BUSINESS

    The Company operates two showrooms, one in San Francisco, California, and one in High Point, North Carolina. The showroom in High Point opened in October 1997. The showrooms have been well received by customers. Each showroom is open twice each year as part of the National Furniture Market, at which time new products, together with the Company's stable line of entertainment centers, wall units, bedroom sets, and other products are presented. Management believes these showrooms offer an excellent opportunity to present the Company's products now and in the future.

MARKETING AND DISTRIBUTION

    The Company sells its products through retailers throughout the United States including the East and West Coasts, Alaska, and Hawaii. Products are also sold through retailers in Puerto Rico, Canada, and the Bahamas.

    The Company currently has 10 sales representatives throughout the United States who call on current customers and potential customers in the industry. Additionally, a full color catalog is published which is sent to current and potential customers. The Company displays its products as part of the National Furniture Market twice a year at each of its showrooms in High Point, North Carolina, and San Francisco, California.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company purchases the raw materials used in the production of its furniture from a variety of sources. The Company believes that none of the materials required for its furniture manufacturing operations are proprietary in nature and that an adequate supply of raw materials is available from multiple sources.

INTELLECTUAL PROPERTY

    The Company neither owns nor has applied for any trade names or trademarks in the United States or abroad, for use with its furniture product lines.

CUSTOMERS

    For the fiscal year ended June 30, 1998, the Company had one customer, which accounted for approximately 17.1% of the Company's total gross sales. No other single customer accounted for more than 10% of the Company's total gross sales for the fiscal year ended June 30, 1998. In July 1998, this customer informed the Company that they had selected another manufacturer. While this loss could have a negative short-term impact on the Company's revenues, management believes the Company's new customers and new products will offset this loss in the long-term. Further, while loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse furniture distribution channels would minimize the long-term impact of any such loss.

GOVERNMENT CONTRACTS

    The Company has no Government contracts.

COMPETITION

    The furniture market is highly competitive, and includes numerous entities, some of which may have substantially greater financial and marketing resources than the Company. The Company believes that the principal competitive factors in the furniture industry marketplace are price, quality, function, innovative product design, style, prompt delivery, and the ability to offer customers a full product line. The Company's varied product line is designed based on the foregoing factors to achieve customer satisfaction and, accordingly, the Company believes that its products effectively compete in such marketplace.

ENVIRONMENTAL COMPLIANCE

    Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located. The Company believes it is in compliance with all of these laws and ordinances.

EMPLOYEES

    As of the 1998 fiscal year end, the Company employed a total of approximately 75 full-time employees. There are no collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.

ITEM 2.   PROPERTIES

    The Company leases a 34,000 square foot facility in Phoenix, Arizona that includes offices and manufacturing space, pursuant to a lease agreement renewed as of July 1, 1998. The term of the lease renewal covers the period of July 1, 1998 through June 30, 2003. Monthly payments are as follows: July 1, 1998 through June 30, 1999 - $8,490.50/NNN; July 1, 1999 through June 30, 2001 -
$9,509.36/NNN; July 1, 2001 through June 30, 2002 - $10,188.60/NNN; and July 1,
2002 through June 30, 2003 - $10,494.26/NNN (plus applicable rental tax). The Company also leases showrooms in San Francisco, California and High Point, North Carolina that require approximate monthly lease payments of $2,037 and $6,000, respectively.

ITEM 3.   LEGAL PROCEEDINGS

    On November 10, 1997, the Company was served with a Fourth Amended Complaint in the matter of Marilyn S. Puniska v. Kane Furniture Corporation, et al., Circuit Court for the Sixth Judicial Circuit, in and for Pinallas County, State of Florida, Circuit Civil Case Number 96-5545-CI-15. There are two claims against the Company, strict liability and negligence, surrounding an accident with a piece of furniture. The litigation has been turned over to the Company's insurance carrier who is handling the defense for the Company. Management of the Company believes that this matter will be completely covered by its liability insurance and that the Company will not suffer any out-of-pocket cash losses in defending/settling this matter.

    Management of the Company believes that there are no other litigation matters pending or threatened against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    (a) MARKET INFORMATION. The Company's Common Stock is traded on the Over-the-Counter ("OTC") Bulletin Board Quotation System. The following table sets forth the high and low sales prices of the Company's Common Stock, as reported on the OTC Bulletin Board for the periods indicated. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. Therefore, the prices may not reflect actual transactions.

        Quarter Ended                 High          Low
    1997
         First                      $  12.00     $ 1.875
         Second                     $   9.50     $  3.00
         Third                      $   4.50     $  1.00
         Fourth                     $   5.00     $ 1.125
    1998
         First                      $  4.375     $  1.00
         Second                     $ 4.0625     $  1.75

    (b) HOLDERS. As of September 1, 1998, the number of holders of record of the Company's Common Stock was approximately 468. The Company believes that there are approximately an additional 300 holders who own shares of the Company's Common Stock in street name.

    (c) DIVIDENDS. The Company has paid no cash dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion regarding the financial statements of the Company should be read in conjunction with the Financial Statements of the Company included herewith.

GENERAL

         New Directions Manufacturing, Inc. (the "Company") is a manufacturer of quality oak furniture. The Company produces oak contemporary home furnishing items such as television stands, stereo towers, entertainment centers, wall systems, bookcases, and both adult and youth bedroom units. The Company sells its product through retailers on both the East and West Coasts of the United States, and Alaska, Hawaii, Puerto Rico, Canada, and the Bahamas. The Company includes New Directions Manufacturing, Inc., a Nevada corporation, and its wholly owned subsidiary, New Directions Manufacturing, Inc., an Arizona corporation, which was founded in 1989.


RESULTS OF OPERATIONS

    Fiscal Year Ended June 30, 1998 as Compared to the Period from January 9, 1997 (date of incorporation) through June 30, 1997. Please note that this discussion is comparing a full year period (July 1, 1997 through June 30, 1998) to only an approximate six-month period (January 9, 1997 through June 30, 1997). The Company was incorporated on January 9, 1997 and no comparable prior year period exists. Therefore, this discussion is not indicative of a comparison of two full fiscal years for the Company.

NET SALES

    Net sales of $6,813,316 for fiscal 1998 ending June 30, 1998 compared to the sales for the previous approximate six-month period ending June 30, 1997 of $3,215,985 increased by $3,597,331 or 112%. The gains can be attributed to strong retail sales, new customers, and the introduction and placement of new products. Factors that attributed to our increase in sales were our current strong economy and the commensurate increase in housing starts over the last year. Additionally, the Company's new products were well received by our established customers as well as our new customers.

COST OF SALES AND GROSS PROFIT

    The gross profit was $1,390,737 or 20.4% in the year ending June 30, 1998 in comparison with $686,300 or 21.3% for the previous approximate six-month period, which ended June 30, 1997. As a percentage of sales, cost of sales was 79.6% compared to 78.7% during the same aforementioned time periods. The decrease in gross profit margin was primarily due to inventory adjustments and higher manufacturing payroll costs.

OPERATING EXPENSES

    Operating expenses were $1,421,603 or 20.9% of net sales during the year ending June 30, 1998. This compares with $719,970 or 22.4% for the approximate six-month period ending June 30, 1997.

    Operating expenses for the year ending June 30, 1998 were $20.9% compared to 22.4% for the approximate six-month period ending June 30, 1997. The difference was primarily due to adjustments for commissions and showroom costs.

DOMESTIC SALES VERSUS EXPORT SALES

    For the 1998 fiscal year ended June 30, 1998, the Company generated domestic sales of approximately $6,717,930 or approximately 98.6% of total sales. Export sales were approximately $95,386 or 1.4% of total sales.

INTEREST

    Net interest expense for the year ending June 30, 1998 increased $26,640 or 133% compared to the approximate six-month period ending June 30, 1997. The increase was primarily due to the comparison of a twelve-month period versus an approximate six-month period, and also to a reduction of interest income for the fiscal year ending June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations since its acquisition in January 1997.

    Accounts receivable-net at June 30, 1998 increased $9,686, or 1.7% from June 30, 1997. This represents 31.9% of total assets at June 30, 1998 versus 18.2% at June 30, 1997. The increase is due to the increase in sales volume and does not represent a change in uncollectible accounts. The Company has not recognized any significant bad debt expense in any of the periods represented.

    The Company spent $211,459 on capital expenditures during the fiscal year ended June 30, 1998, which was financed primarily with net cash flow from operating activities and a capital lease obligation. Capital expenditures in the fiscal year ending June 30, 1999 with respect to the Company's existing facilities, which include upgrading the Company's computer system and software, are currently forecasted to be approximately $140,000. The Company believes that current unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund these capital expenditures during the fiscal year ending June 30, 1999.

    In May 1998, the Company renewed a $500,000 revolving line of credit from a bank, which expires on April 15, 1999. The line bears interest at prime plus 1% and is secured by the accounts receivable and inventory. Advances on the line may not exceed 75% of the eligible accounts receivable. The line contains various restrictive covenants, including minimum equity, working capital and tangible net worth. As of June 30, 1998, no advances have been made on this line of credit.

SEASONALITY

    The nature of the business in which the Company is engaged traditionally has less volume during the summer months (May, June, July, and August) than in the other eight months of the year. Therefore, quarterly results are not indicative of the Company's yearly performance and should not be relied upon. Yearly financial statements present a more complete picture of the Company's overall results of operations.

BACKLOG

    The Company believes that order backlog at any particular point in time is not predictive of future sales performance since, as is standard in the furniture industry, a customer may cancel a product order prior to shipment without penalty. The Company has historically filled orders within approximately three to five weeks of the receipt of a purchase order.

YEAR 2000 ISSUE

    The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The suppliers of substantially all of the Company's software have informed the Company that all of those suppliers' software that is used by the Company is Year 2000 compliant. The Company has no internally generated software. After reasonable investigation, the Company has not yet identified any Year 2000 problems but will continue to monitor the issue. However, there can be no assurances that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

    The Company is currently in the process of upgrading its computer system and software and believes the upgrades will be Year 2000 compliant.

ITEM 7.   FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE

Independent Auditors Report                                                                         9

Consolidated Balance Sheets - June 30, 1998 and 1997                                               10

Consolidated Statements of Operations - For the Year Ended June 30, 1998 and the Period
     From January 9, 1997 Through June 30, 1997                                                    11

Consolidated Statement of Changes in Shareholders' Equity - For the Year
     Ended June 30, 1998 and the Period From January 9, 1997 Through June
     30, 1997                                                                                      12

Consolidated Statements of Cash Flows - For the Year Ended June 30, 1998 and the Period
     From January 9, 1997 Through June 30, 1997                                                 13-14

Notes to Consolidated Financial Statements                                                      15-21

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of New Directions Manufacturing, Inc. and subsidiary as of June 30, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 1998 and the period from January 9, 1997 to June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Directions Manufacturing, Inc. and subsidiary as of June 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for the year ended June 30, 1998 and the period from January 9, 1997 to June 30, 1997 in conformity with generally accepted accounting principles.




Phoenix, Arizona
August 31, 1998

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             June 30, 1998 and 1997

                                     ASSETS
                                                                                                  1998               1997
                                                                                                  ----               ----
Current assets:
     Cash and cash equivalents                                                                $   232,203        $   570,486
     Accounts receivable, net of allowance for doubtful accounts of $31,040
        in 1998 and $14,938 in 1997                                                               564,565            554,879
     Inventory                                                                                    287,893            236,868
     Other                                                                                         29,361             27,614
                                                                                              -----------        -----------
        Total current assets                                                                    1,114,022          1,389,847
                                                                                              -----------        -----------

Goodwill, net of accumulated amortization of $46,800 in 1998
     and $14,000 in 1997                                                                          584,734            598,605
Covenant not-to-compete, net of accumulated amortization of $240,000
     in 1998 and $79,998 in 1997                                                                  560,000            720,002
Property and equipment, net                                                                       474,915            327,643
Other                                                                                              16,926              9,074
                                                                                              -----------        -----------
                                                                                              $ 2,750,597        $ 3,045,171
                                                                                              ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                        $   199,231        $   184,215
     Current portion of capital lease obligations                                                  26,132             25,239
     Commissions payable                                                                           16,932             28,937
     Accounts payable                                                                             168,455            307,700
     Accrued expenses                                                                              70,545             44,995
     Income taxes payable                                                                          20,000              2,000
                                                                                              -----------        -----------
        Total current liabilities                                                                 501,295            593,086
                                                                                              -----------        -----------

Long-term debt, net of current portion                                                            329,936            529,167
Deferred income taxes                                                                              17,000             36,800
Capital lease obligations, net of current portion                                                  77,071             18,680
                                                                                              -----------        -----------
                                                                                                  424,007            584,647
                                                                                              -----------        -----------
Commitments, contingencies and subsequent events (see notes)

Shareholders' equity:
     Common stock, par value $.001; 25,000,000 shares authorized, 5,052,270
        and 4,987,770 shares issued and outstanding in 1998 and 1997                                5,052              4,988
     Additional paid-in-capital                                                                 1,923,575          1,907,248
     Accumulated deficit                                                                         (103,332)           (44,798)
                                                                                              -----------        -----------
                                                                                                1,825,295          1,867,438
                                                                                              -----------        -----------
                                                                                              $ 2,750,597        $ 3,045,171
                                                                                              ===========        ===========

        See accompanying notes to the consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                 For the Year Ended June 30, 1998 and the Period
                   From January 9, 1997 Through June 30, 1997

                                                                    1998               1997
                                                                    ----               ----
Sales, net of returns and allowances                            $ 6,813,316        $ 3,215,985
                                                                -----------        -----------

Cost of sales
     Materials                                                    4,039,008          1,913,273
     Payroll costs                                                1,093,758            511,020
     Overhead                                                       289,813            105,392
                                                                -----------        -----------
                                                                  5,422,579          2,529,685
                                                                -----------        -----------

Gross profit                                                      1,390,737            686,300
                                                                -----------        -----------

Selling, general and administrative expenses
     Advertising and show expenses                                   75,349             58,699
     Amortization of goodwill and covenant-not-to-compete           192,800             93,998
     Other                                                        1,153,454            567,273
                                                                -----------        -----------
                                                                  1,421,603            719,970
                                                                -----------        -----------

Net loss from operations                                            (30,866)           (33,670)
                                                                -----------        -----------

Other income (expense)
     Interest and other income                                       17,746             15,001
     Interest expense                                               (64,414)           (35,029)
                                                                -----------        -----------
                                                                    (46,668)           (20,028)
                                                                -----------        -----------

Net loss before provision for income taxes (benefit)                (77,534)           (53,698)

Provision for income taxes (benefit)                                (19,000)            (8,900)
                                                                -----------        -----------

Net loss                                                        $   (58,534)       $   (44,798)
                                                                ===========        ===========

Loss per common share                                           $     (0.01)       $     (0.01)
                                                                ===========        ===========

        See accompanying notes to the consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
              For the Year Ended June 30, 1998 and the Period From
                     January 9, 1997 Through June 30, 1997

                                                Common Stock
                                        ---------------------------        Additional
                                        Number of                            Paid-In         Accumulated
                                         Shares            Amount            Capital           Deficit             Total
                                        ---------       -----------       -----------        -----------        -----------
Incorporation of New Directions         2,550,000       $     2,550       $       -          $       -          $     2,550

Private placement of stock              1,000,000             1,000         1,908,686                -            1,909,686

Merger with Premier Ventures            1,437,770             1,438            (1,438)               -                  -

Net loss                                      -                 -                 -              (44,798)           (44,798)
                                        ---------       -----------       -----------        -----------        -----------

Balance June 30, 1997                   4,987,770             4,988         1,907,248            (44,798)         1,867,438

Exercise of stock options                  14,500                14            32,611                -               32,625

Issuance of stock to director              50,000                50               450                -                  500

Additional costs related to
    offering and registration                 -                 -             (16,734)               -              (16,734)

Net loss                                      -                 -                 -              (58,534)           (58,534)
                                        ---------       -----------       -----------        -----------        -----------

Balance, June 30, 1998                  5,052,270       $     5,052       $ 1,923,575        $  (103,332)       $ 1,825,295
                                        =========       ===========       ===========        ===========        ===========

        See accompanying notes to the consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Year Ended June 30, 1998 and the Period
                   From January 9, 1997 Through June 30, 1997

                                                                           1998               1997
                                                                           ----               ----
Cash flows from operating activities:
     Net loss                                                          $   (58,534)       $   (44,798)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
         Amortization of goodwill and covenant                             192,800             93,998
         Depreciation                                                       64,187             12,580
         Deferred income taxes                                             (38,727)           (10,900)
         Increase in accounts receivable                                    (9,686)          (254,879)
         Increase in inventory                                             (51,025)           (97,695)
         Increase in other assets                                           (9,599)           (28,590)
         Increase (decrease) in accounts payable                          (139,245)           307,700
         Increase in accrued expenses                                       25,550             44,995
         Increase (decrease) in commissions payable                        (12,005)            28,937
         Increase in income taxes payable                                   18,000              2,000
                                                                       -----------        -----------
             Net cash provided by (used in) operating activities           (18,284)            53,348
                                                                       -----------        -----------

Cash flows from investing activities:
     Purchase of property & equipment                                     (113,059)           (14,973)
     Cash payment for stock of New Directions - Arizona                        -           (1,280,000)
                                                                       -----------        -----------
            Net cash used in investing activities                         (113,059)        (1,294,973)
                                                                       -----------        -----------

Cash flows from financing activities:
     Repayment of debt                                                    (184,215)           (86,618)
     Payment of capital lease obligations                                  (39,116)           (13,507)
     Proceeds from issuance of stock                                        16,391          1,912,236
                                                                       -----------        -----------
            Net cash provided by (used in) financing activities           (206,940)         1,812,111
                                                                       -----------        -----------

Net increase in cash                                                      (338,283)           570,486

Cash, beginning of year                                                    570,486                -
                                                                       -----------        -----------

Cash, end of year                                                      $   232,203        $   570,486
                                                                       ===========        ===========

        See accompanying notes to the consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Year Ended June 30, 1998 and the Period
                   From January 9, 1997 Through June 30, 1997


Supplementary Disclosure of Cash Flow Information

Cash paid during the period for interest            $ 64,414     $ 35,029
                                                    ========     ========
Cash paid during the period for taxes               $  6,100     $    -
                                                    ========     ========

Summary of Non-cash Investing and Financing Activities

During 1998, the Company leased equipment for $98,400 under a capital lease obligation.

In January, 1997, the Company acquired New Directions-Manufacturers of
   Contemporary Furniture, Inc. The Company paid cash of $1,280,000 and signed a note for $800,000. The values assigned to the assets and liabilities acquired are as follows:

            Accounts receivable                                   $   300,000
            Inventory                                                 139,173
            Property and equipment                                    325,250
            Other                                                       8,098
            Covenant-not-to-compete                                   800,000
            Goodwill                                                  612,605
            Capital lease obligations assumed.                        (57,426)
            Deferred tax liability                                    (47,700)
                                                                  -----------
                                                                  $ 2,080,000
                                                                  ===========

        See accompanying notes to the consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997

1.       Summary of Significant Accounting Policies

         The following is a summary of the significant accounting policies followed by New Directions Manufacturing, Inc. The policies conform with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         a.       Operations

                  New Directions Manufacturing, Inc. manufactures oak
                           furniture in Phoenix, Arizona and sells to customers located throughout the United States and Canada.

         b.       Consolidation

                  The accompanying financial statements include the
                           activity of New Directions Manufacturing, Inc. (The Company or NDM-NV, a Nevada corporation) and its wholly-owned subsidiary, New Directions Manufacturing, Inc., (formerly New Directions - Manufacturers of Contemporary Furniture, Inc. - NDMCF). All significant intercompany transactions and accounts have been eliminated in consolidation.

         c.       Cash Equivalents

                  Cash equivalents include money market accounts and other
                           short-term investments with an original maturity of three months or less.

         d.       Inventory

                  Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         e.       Goodwill

                  Goodwill, which resulted from the acquisition of NDMCF, is being amortized over twenty years on the straight-line basis.

         f.       Covenant-not-to-compete

                  The covenant-not-to-compete is being amortized over five
                           years on the straight-line basis.

         g.       Property and Equipment

                  Property and equipment are recorded at cost and are being
                           depreciated over estimated useful lives of six to seven years using the straight-line method.

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997



1.       Summary of Significant Accounting Policies, continued

         h.       Income taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         i.       Advertising costs:

                  Advertising costs are expensed as incurred

         j.       Net Loss Per Share

                  Net loss per share is computed based upon the weighted
                           average number of shares outstanding during the period, which was assumed to be 5,002,171 for the year ended June 30, 1998 and 4,987,770 for the period ended June 30, 1997. Options are considered antidilutive and were not considered in the calculation.

2.       Organization and Capital Transactions

         New Directions Manufacturing, Inc. - Nevada was incorporated on
                  January 9, 1997. The Company's chairman acquired 1,530,000 shares of common stock in exchange for $1,530 and the assignment of his option to acquire the stock of NDMCF. At the same time, the Company's President and Vice President each acquired 510,000 shares of common stock for $510 each. NDM-NV had no significant assets, liabilities or operations prior to its acquisition of NDMCF.

         On January 9, 1997, the Company prepared a private placement memorandum that offered 1,000,000 shares of common stock for sale at $2.25 per share. The offering was successful and the Company received cash proceeds of $1,909,686, which was net of offering costs.

         In January 1997, the Company acquired 100% of the stock of New
                  Directions-Manufacturers of Contemporary Furniture, Inc. Except for the Company's vice president, who currently owns 510,000 shares of the Company's common stock, the stock ownership of NDMCF was different from that of NDM-NV. The selling shareholders of NDMCF received cash of $1,280,000 at closing and agreed to finance $800,000 over four years at 8% interest. The Company used proceeds from the private placement and a short-term loan for the cash payment at closing.

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997



2.       Organization and Capital Transactions, continued

         The sellers were responsible for the payment of substantially all liabilities existing at the time of the sale and distributed all excess cash to themselves as bonuses. In addition, the sellers were entitled to receive all accounts receivable in excess of $300,000 as part of the purchase price. The agreement provides for a five-year covenant not-to-compete by the original shareholders of NDMCF. This transaction is being accounted for as a purchase and includes the operations of NDMCF effective January 1, 1997.

         Subsequently, during 1997, the Company merged with Premier Ventures and Exploration, Inc. with the Company being the surviving corporation. The shareholders of NDM-NV and Premier received 3,550,000 and 1,437,770 shares, respectively, of the merged Company. The merger is being accounted for as purchase transaction. Premier had no significant assets or operations at the time of the merger and management believes that no shareholder owned five-percent or more of Premier's stock at that time. Prior to the merger, Premier effected a reverse stock split of 415 to 1 and issued approximately 1,400,000 shares of common stock at $.01 per share.

         In conjunction with the private placement and subsequent registration statement, the Company's legal counsel received options to acquire 50,000 shares at $2.25 per share. During the year ended June 30, 1998, legal counsel exercised options to acquire 14,500 shares for proceeds of $32,625.

         The following unaudited proforma summary presents the consolidated results of operations of the company as if the acquisition had occurred on July 1, 1996. These proforma results are based upon certain assumptions and estimates, which the company believes are reasonable. They are not necessarily indicative of the results of operations, which would have occurred had the acquisition taken place on July 1, 1996 or results, which may occur in the future.

                  Net sales                      $6,089,000
                  Net loss                          (75,000)
                  Loss per share                       (.02)

3.       Inventory

         Inventory consists of the following at June 30, 1998 and 1997:

                                             1998               1997
                                             ----               ----
                  Raw materials          $  259,220            178,703
                  Work-in-process            13,592             39,790
                  Finished goods             15,081             18,375
                                         ----------         ----------
                                         $  287,893            236,868
                                         ==========         ==========

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997



4.       Property and Equipment

         Property and equipment consist of the following at June 30, 1998 and 1997:

                                                          1998           1997
                                                          ----           ----
                  Machinery and equipment              $  473,015        303,087
                  Showroom fixtures                        23,236            -
                  Office furniture & equipment             45,477         36,681
                                                       ----------     ----------
                                                          541,728        339,768
                  Less:  Accumulated depreciation          66,813         12,125
                                                       ----------     ----------
                                                       $  474,915        327,643
                                                       ==========     ==========


5.       Debt

         Debt consists of an 8% promissory note to the former shareholders of NDMCF, due January 2001. The unpaid balance of the note was $529,167 at June 30, 1998.

         Future minimum principal payments required in accordance with the terms of this agreement are:

                  Year ending June 30,
                  --------------------
                     1999                              $  199,231
                     2000                                 215,767
                     2001                                 114,169
                                                       ----------
                                                       $  529,167
                                                       ==========


         The Company has a $500,000 revolving line of credit from a bank, which expires on April 15, 1999. The line bears interest at prime plus 1% and is secured by accounts receivable and inventory. Advances on the line may not exceed 75% of eligible accounts receivable. The line contains various restrictive covenants, including minimum equity, working capital and tangible net worth.

6.       Significant Customer and Supplier

         During the year ended June 30, 1998, the Company had a customer, which accounted for approximately 17% of net sales. No other single customer accounted for more than 10% of sales for the year ended June 30, 1998 and the period ended June 30, 1997. In July, 1998, this customer informed the Company that they had selected another manufacturer.

         The Company also acquired materials from a single supplier, which accounted for approximately 63% of total materials cost. However, management believes that these materials are readily available from other suppliers.

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997


7.       Lease Commitments

         The Company leases its plant in Phoenix and showrooms in San
                  Francisco and North Carolina under non-cancelable operating leases. In addition to rent, the leases generally require the Company to pay increases in the operating expenses of the properties.

         The Company also leases certain equipment, under non-cancelable financing leases, with a cost of approximately $211,000 and accumulated depreciation of $19,000 at June 30, 1998. Certain leases contain purchase options. The leases require the Company to pay all operating expenses and taxes related to the equipment.

         Future minimum lease obligations at June 30, 1998 are as follows:

                  Year ending June 30,                   Capital     Operating
                  --------------------                   -------     ---------
                     1999                              $   35,938      181,920
                     2000                                  32,939      171,712
                     2001                                  27,501      114,112
                     2002                                  24,926      122,263
                     2003                                   3,966      125,931
                                                       ----------    ---------
                                                          125,270      715,938
                                                                     =========

                  Less amounts representing interest
                    at rates ranging from 10% to 19%       22,067
                                                       ----------

                  Present value of capital lease
                    obligations                           103,203

                  Current portion                          26,132
                                                       ----------

                  Capital lease obligations, net of
                    current portion                    $   77,071
                                                       ==========


         Rent expense for the year ended June 30, 1998 and the period ended
                  June 30, 1997 was $166,008 and $99,627, respectively.

8.       Concentration of Risk

         At June 30, 1998, the Company maintained cash accounts in a single financial institution that exceeded federally insured limits by approximately $185,000.

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997


9.       Income Taxes

         Deferred income tax liabilities consist of the following at June 30, 1998 and 1997:

                                                                           1998         1997
                                                                           ----         ----
                  Difference in basis of property and equipment         $  98,000       65,200
                  Difference in basis of covenant-not-to-compete          (64,000)     (12,200)
                  State net operating loss carryforwards                   (4,000)     (12,800)
                  Other                                                   (13,000)      (3,400)
                                                                        ---------    ---------
                                                                        $  17,000       36,800
                                                                        =========    =========

         A reconciliation of expected to actual taxes follows:

                  Expected tax recovery at rate of 34%                  $ (27,000)     (18,300)
                  Amortization of goodwill                                 11,000        4,800
                  State income taxes                                       (3,000)       4,600
                                                                        ---------    ---------
                  Financial statement recovery of income taxes          $ (19,000)      (8,900)
                                                                        =========    =========


         NDMCF had an Arizona net operating loss carryforward of approximately $46,000 at June 30, 1998, which may be used to offset future state income taxes through 2001.


10.      Related Party Transactions

         The Company has entered into employment and consulting agreements with the principal officers and directors of the Company. The agreements have an initial term of three years and contain five year covenants-not-to-compete. During 1998, the Company entered into agreements with its principal stockholders and directors, whereby the Company is obligated to repurchase their stock with the proceeds from life insurance policies on the individuals. Consulting fees paid to the Company's chairman were $60,000 for the year ended June 30, 1998 and $30,000 for the period ended June 30, 1997.

         During 1997, the Company's president received compensation of $30,000 in conjunction with the acquisition of NDMCF in 1997. The Company's chairman also received reimbursement for costs he incurred related to the acquisition of approximately $42,000.

         The Company's vice president was also an officer and stockholder of NDMCF, prior to the acquisition. As such, he received his proportionate share of the $1,280,000 cash payment made to acquire NDMCF. He also received his pro-rata share of all principal and interest payments made through June 30, 1998. Total principal and interest payments to all former shareholders during 1998 and 1997 were $234,364 and $117,180, respectively.

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997


10.      Related Party Transactions, continued

         On May 1, 1998, the Company issued 50,000 shares of unregistered, restricted common stock to a new director at $.01 per share, in conjunction with a three-year consulting agreement which became effective in May, 1998. The Company recorded this transaction at $500, the amount paid by the director for the stock. If the consulting agreement is terminated prior to its three year term, the director is required to return a pro-rata portion of the stock at its acquisition price of $.01 per share.

11.      Disclosures about fair value of financial instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about
                  Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

         Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

         Since the fair value is estimated as of June 30, 1998, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

         The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balance of notes payable are assumed to be the fair value since the rates specified in the notes approximate current market rates.

12.      Litigation

         On November 10, 1997, the Company was served with a complaint, which alleges claims for strict liability and negligence, surrounding an accident with a piece of furniture. The litigation has been turned over to the Company's insurance carrier, who is handling the defense for the Company. This case is in the discovery phase and no trial date has been set. Legal counsel is unable to provide the Company with an evaluation concerning any potential loss associated with this lawsuit. Management believes, however, that this matter will be completely covered by its liability insurance and that the Company will not suffer any out-of-pocket cash losses in defending/settling this matter.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information required by Items 9, 10, 11, and 12 are omitted because the Company will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than September 28, 1998. The information required by such items will be included in the definitive Proxy Statement to be so filed for the Company's Annual Meeting of Stockholders scheduled for October 8, 1998 and is hereby incorporated by reference.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
         3.2 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998
         10  Consulting Agreement with Michael D. Dunn, dated May 1, 1998

(B)      REPORTS ON FORM 8-K
            None

                                 SIGNATURE PAGE


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NEW DIRECTIONS MANUFACTURING, INC.


Date:    September 15, 1998        /s/ Donald A. Metke__________________________
                                   DONALD A. METKE
                                   President, Chief Executive Officer, Chief
                                   Financial Officer, Chief Operating Officer,
                                   Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    September 15, 1998        /s/ Donald A. Metke__________________________
                                   DONALD A. METKE
                                   President, Chief Executive Officer, Chief
                                   Financial Officer, Chief Operating Officer,
                                   Director


Date:    September 15, 1998        /s/ Sean F. Lee______________________________
                                   SEAN F. LEE
                                   Chairman of the Board


Date:    September 15, 1998        /s/ Jack Horner, Jr._________________________
                                   JACK HORNER, JR.
                                   Executive Vice President, Secretary, Director


Date:    September 15, 1998        /s/ Michael D. Dunn__________________________
                                   MICHAEL D. DUNN
                                   Director

                                EXHIBIT INDEX

      EX- 3.2 Amended and Restated Bylaws of New Directions Manufacturing, Inc.,
              dated July 20, 1998
      EX- 10  Consulting Agreement with Michael D. Dunn, dated May 1, 1998