Form 10QSB/A
period 1998-03-31
NEW DIRECTIONS MANUFACTURING INC
filed 1998-10-15
CIK 1031896

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 3
(Mark One)

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








THE SOLE PURPOSE OF THIS AMENDMENT IS TO PROVIDE THE FINANCIAL DATA SCHEDULE THAT WAS INADVERTENTLY OMITTED WITH THE PREVIOUS FILING.

                                 SIGNATURE PAGE


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NEW DIRECTIONS MANUFACTURING, INC.



Date:    October 15, 1998              /s/ Donald A.Metke
                                       ----------------------------------------
                                           DONALD A. METKE
                                           President, Chief Executive Officer,
                                           Chief Financial Officer,
                                           Chief Operating Officer, Director

                                  EXHIBIT INDEX



EXHIBIT 27 - FINANCIAL DATA SCHEDULE