Form 10KSB/A
period 1998-06-30
NEW DIRECTIONS MANUFACTURING INC
filed 1998-10-15
CIK 1031896

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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


                                       NEW DIRECTIONS MANUFACTURING, INC.



Date: October 15, 1998                 /s/ Donald A.Metke
                                       -----------------------------------------
                                       DONALD A. METKE
                                       President, Chief Executive Officer, Chief
                                       Financial Officer, Chief Operating
                                       Officer, Director

                                  EXHIBIT INDEX


EXHIBIT 27 - FINANCIAL DATA SCHEDULE