Form 10QSB
period 1998-09-30
NEW DIRECTIONS MANUFACTURING INC
filed 1998-11-04
CIK 1031896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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
                                 Yes  X  No
                                     ---    ---

      The issuer had 5,052,270 shares of common stock outstanding as of September 30, 1998.

            Transitional Small Business Disclosure Format (check one)

                                 Yes     No  X
                                     ---    ---

                       NEW DIRECTIONS MANUFACTURING, INC.

                                      INDEX




PART I.   FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------

     Item 1. Financial Statements

             Comparative Unaudited Consolidated Balance
             Sheets as of September 30, 1998 and June 30, 1998               3

             Comparative Unaudited Consolidated Statements of
             Operations for the Three Months Ended September
             30, 1998 and 1997                                               4

             Comparative Unaudited Consolidated Statements of
             Cash Flow for the Three Months Ended September
             30, 1998 and 1997                                             5-6

             Notes to the Unaudited Consolidated Financial Statements        7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8-9



PART II.  OTHER INFORMATION


     Item 1.      Legal Proceedings                                         10

     Item 2.      Changes in Securities and Use of Proceeds                 10

     Item 3.      Defaults Upon Senior Securities                           10

     Item 4.      Submission of Matters to a Vote of Security Holders       10

     Item 5.      Other Information                                         10

     Item 6.      Exhibits and Reports on Form 8-K
                  (a) Exhibits                                              10
                  (b) Reports on Form 8-K                                   10

                         PART I - FINANCIAL INFORMATION

ITEM 1
                       NEW DIRECTIONS MANUFACTURING, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                                         September 30, 1998     June 30, 1998
                                                               ------------------     -------------
Current Assets:
       Cash and cash equivalents                                   $    84,403        $   232,203
       Accounts receivable, Net                                        649,650            564,565
       Inventories                                                     392,276            287,893
       Other                                                            40,047             29,361
                                                                   -----------        -----------
            Total Current Assets                                     1,166,376          1,114,022

Property, Plant and Equipment, Net                                     480,091            474,915

Other Assets:
       Covenant not-to-compete, Net                                    520,001            560,000
       Goodwill, net                                                   576,544            584,734
       Deferred tax asset                                               14,000                  0
       Other                                                            16,936             16,926
                                                                   -----------        -----------

            Total Assets                                           $ 2,773,948        $ 2,750,597
                                                                   ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                            $   367,673        $   168,455
       Commissions payable                                              17,480             16,932
       Accrued expenses                                                 30,791             70,545
       Income taxes payable                                              5,000             20,000
       Current portion long-term debt                                  203,242            199,231
       Current portion capital lease obligations                        26,918             26,132
                                                                   -----------        -----------
            Total Current Liabilities                                  651,104            501,295
                                                                   -----------        -----------

Long-Term Liabilities:
       Long-term debt, less current portion                            277,597            329,936
       Deferred income taxes                                                 0             17,000
       Capital lease obligations, less current portion                  69,907             77,071
                                                                   -----------        -----------
            Total Long-Term Liabilities                                347,504            424,007
                                                                   -----------        -----------

Commitments and Contingencies  (See Notes)

Stockholders' Equity:
       Common stock, $.001 par value, 25,000,000 shares
         authorized, 5,052,270 shares issued and outstanding             5,052              5,052
       Additional paid in capital                                    1,922,489          1,923,575
       Retained earnings                                              (152,201)          (103,332)
                                                                   -----------        -----------
            Total Stockholders' Equity                               1,775,340          1,825,295
                                                                   -----------        -----------

            Total Liabilities and Stockholders' Equity             $ 2,773,948        $ 2,750,597
                                                                   ===========        ===========

                       NEW DIRECTIONS MANUFACTURING, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months         Three Months
                                                   Ended                Ended
                                            September 30, 1998   September 30, 1997
                                            ------------------   ------------------
Net Sales                                       $ 1,448,467         $ 1,567,872

Cost of Sales                                     1,283,594           1,350,684
                                                -----------         -----------

      Gross Profit                                  164,873             217,188
                                                -----------         -----------

Operating Expenses:
      Selling and marketing                          35,493              29,078
      Administrative and general                    198,444             186,153
                                                -----------         -----------
           Total Operating Expenses                 233,937             215,231
                                                -----------         -----------

Operating Income (Loss)                             (69,064)              1,957
                                                -----------         -----------

Interest Income (Expense):
      Interest income                                 2,214               5,758
      Interest expense                              (13,020)            (16,181)
                                                -----------         -----------
           Net Interest Expense                     (10,806)            (10,423)
                                                -----------         -----------

Income (Loss) Before Taxes                          (79,870)             (8,466)

      Taxes on Income (Recovery)                    (31,000)                  0
                                                -----------         -----------

Net Income (Loss)                               $   (48,870)        $    (8,466)
                                                ===========         ===========

Earnings (Loss) Per Share                       $     (0.01)        $     (0.00)
                                                ===========         ===========

Weighted Average Number of

   Common Shares Outstanding                      5,052,270           4,987,770
                                                ===========         ===========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                              Three Months       Three Months
                                                                  Ended              Ended
                                                           September 30, 1998  September 30, 1997
                                                           ------------------  ------------------
Cash flows from operating activities:
      Net income (loss)                                        $ (48,870)          $  (8,466)
      Adjustments to reconcile net income to
        cash used for operating activities:
          Amortization of covenant-not-to-compete                 39,999              39,999
          Amortization of goodwill                                 8,190               7,080
          Depreciation                                            20,013               6,297
          Deferred income taxes                                  (31,000)             (1,000)
          Increase in accounts receivable                        (85,085)           (125,229)
          (Increase) decrease in inventory                      (104,383)             23,222
          (Increase)  decrease in other assets                   (10,696)              6,779
          Increase (decrease) in accounts payable                199,218             (34,690)
          Decrease in accrued expenses                           (39,754)            (18,566)
          Increase (decrease) in commissions payable                 548             (13,258)
          Increase (decrease) in income taxes payable            (15,000)              1,000
                                                               ---------           ---------

Net cash used for operating activities                           (66,820)           (116,832)
                                                               ---------           ---------


Cash flows for investing activities:
      Purchase of property and equipment                         (25,189)            (37,770)
                                                               ---------           ---------

Net cash used for investing activities                           (25,189)            (37,770)
                                                               ---------           ---------


Cash flows for financing activities:
      Repayment of debt                                          (48,328)            (44,624)
      Payment of capital lease obligations                        (6,378)            (20,237)
      Offering costs                                              (1,085)                  0
                                                               ---------           ---------

Net cash used for financing activities                           (55,791)            (64,861)
                                                               ---------           ---------

Net decrease in cash and cash equivalents                       (147,800)           (219,463)

Cash and cash equivalents, beginning of period                   232,203             570,486
                                                               ---------           ---------

Cash and cash equivalents, end of period                       $  84,403           $ 351,023
                                                               =========           =========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                         Three Months          Three Months
                                                            Ended                 Ended
                                                      September 30, 1998    September 30, 1997
                                                      ------------------    ------------------
Supplementary Disclosure of Cash Flow Information

      Cash paid during the period for interest             $13,020               $16,181
                                                           =======               =======

      Cash paid for income taxes                           $15,000               $     0
                                                           =======               =======


Summary of Non-cash Investing and Financing Activities

     1) During 1998, the Company acquired various equipment. A portion of the equipment was financed by a capital lease obligation of $98,400.

                       NEW DIRECTIONS MANUFACTURING, INC.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of New Directions Manufacturing, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three months ended September 30, 1998, and September 30, 1997, and cash flows for the three months ended September 30, 1998, and September 30, 1997. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1998. Audited financial statements for the fiscal year ended June 30, 1998 were filed with the SEC as part of the Issuer's Form 10-KSB on September 15, 1998, and are incorporated herein by reference. Copies of the 10-KSB may be obtained by faxing the Company at (602) 352-1505 or may be viewed on-line via the SEC's EDGAR database at www.sec.gov.


2.   ADJUSTMENTS TO SEPTEMBER 30, 1997 FINANCIAL STATEMENTS

As described in Amendment No. 2 to our March 31, 1998 10-QSB, it was discovered in taking our physical inventory in conjunction with our year-end audit that our perpetual inventory system had errors in input and withdrawals. Due to this discovery, prior financial statements, including the September 30, 1997 financial statements presented herein, were adjusted to correct for these errors. Steps have been taken to ensure the accuracy of this system in the future.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 as compared to the Three Months Ended September 30, 1997.

NET SALES

Net sales of $1,448,467 for the first quarter of fiscal 1999, which ended September 30, 1998, were less than the sales of the same quarter for the previous year of $1,567,872 by $119,405 or 7.6%. The sales loss can be attributed to the loss of a major customer in July. While new customers offset over half of this loss, it could have a negative short-term impact. Management believes that new customers and new products will offset the impact in the long-term.

COST OF SALES AND GROSS PROFIT

The gross profit was $164,873 or 11.4% in the quarter ending September 30, 1998 in comparison with $217,188 or 13.9% for the same quarter the previous year. As a percentage of sales, cost of sales was 88.6% compared to 86.1% during the same aforementioned time periods. The decrease in gross profit margin was primarily due to an increase in labor costs, higher depreciation expense, and an increase in building lease costs.

OPERATING EXPENSES

Operating expenses were $233,937 or 16.1% of net sales during the quarter ending September 30, 1998. This compares with $215,231 or 13.7% for the quarter ending September 30, 1997.

Operating expenses for the quarter ending September 30, 1998 increased $18,706 or 8.7% compared to the same time period in 1997. The difference was primarily due to an increase in administrative payroll costs, insurance expense, and showroom expenses.

INTEREST

Net interest expense for the quarter ending September 30, 1998 increased $383 or 3.7% compared to the same time period in 1997. The increase was primarily due to the reduction of interest income in fiscal 1998 compared to fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations since its private placement of stock in 1997.

Accounts receivable-net at September 30, 1998 decreased $42,258 or 6.2% from September 30, 1997. This represents 23.1% of total assets at September 30, 1998 versus 22.4% at September 30, 1997. The decrease in the receivables is due to the loss of sales volume and does not represent a change in uncollectible accounts. The Company has not recognized any significant bad debt expense in any of the periods represented.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $120,000. Year to date, the Company has expended approximately $25,000. As of September 30, 1998, the Company believes the availability of credit under its $500,000 line of credit agreement and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal 1999.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1(a) The Annual Meeting of Stockholders of New Directions Manufacturing, Inc., a Nevada corporation, was held at the principal office of the Company, 2940 West Willetta, Phoenix, Arizona 85009-3518 on Thursday, October 8, 1998 at 10:00 a.m., Arizona time.

         (b) Four Directors were re-elected for the term of one year and until their successors are duly elected and qualified: Sean F. Lee, Donald A. Metke, Jack Horner, Jr., and Michael D. Dunn.

         (c) Matters voted upon at the meeting and number of votes cast are as follows:

                  1)       Election of four Directors:

                           FOR ALL: 4,079,009 AGAINST: -0- ABSTAIN: 2,500 BROKER NON-VOTES: 771,748

                  2) Ratification of the appointment of Evers & Company, Ltd. as the Company's independent public accountants for the fiscal year ending June 30, 1999:

                           FOR: 4,080,309 AGAINST: 1,200 ABSTAIN: -0-
                           BROKER NON-VOTES: 771,748

         The Company's proxy statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, filed with the SEC on September 16, 1998, is hereby incorporated by reference.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  (27)     Financial Data Schedule

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


                                    NEW DIRECTIONS MANUFACTURING, INC.
                                    (Registrant)


Date: November 10, 1998             /s/ Donald A. Metke
                                    ------------------------------------------
                                    DONALD A. METKE
                                    President, Chief Executive Officer, Chief
                                    Financial Officer, Chief Operating Officer