Form 10QSB/A
period 1998-09-30
NEW DIRECTIONS MANUFACTURING INC
filed 1998-11-04
CIK 1031896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10-QSB/A


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



Date: November 4, 1998             /s/ Donald A. Metke
                                    ------------------------------------------

                                    DONALD A. METKE
                                    President, Chief Executive Officer, Chief
                                    Financial Officer, Chief Operating Officer