Form 10QSB
period 1998-12-31
NEW DIRECTIONS MANUFACTURING INC
filed 1999-02-04
CIK 1031896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

( )      For the transition period from            to
                                        ----------    ----------

Commission file number: 000-22855

                       NEW DIRECTIONS MANUFACTURING, INC.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                       86-0671974
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

         The issuer had 5,052,270 shares of common stock outstanding as of December 31, 1998.

            Transitional Small Business Disclosure Format (check one)

                                 Yes     No  X
                                     ---    ---

                       NEW DIRECTIONS MANUFACTURING, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

     Item 1. Financial Statements

             Comparative Unaudited Consolidated Balance
             Sheets as of December 31, 1998 and June 30, 1998                3

             Comparative Unaudited Consolidated Statements of
             Operations for the Three Months and Six Months
             Ended December  31, 1998 and 1997                               4

             Comparative Unaudited Consolidated Statements of
             Cash Flow for the Six Months Ended December 31,
             1998 and 1997                                                 5-6

             Notes to the Unaudited Consolidated Financial Statements        7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8-9

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                              10

     Item 2. Changes in Securities and Use of Proceeds                      10

     Item 3. Defaults Upon Senior Securities                                10

     Item 4. Submission of Matters to a Vote of Security Holders            10

     Item 5. Other Information                                              10

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits                                                   10
             (b) Reports on Form 8-K                                        10

                         PART I - FINANCIAL INFORMATION
ITEM 1

                       NEW DIRECTIONS MANUFACTURING, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                                           December 31, 1998   June 30, 1998
                                                                 -----------------   -------------
Current Assets:
         Cash and cash equivalents                                  $    65,460       $   232,203
         Accounts receivable, Net                                       780,374           564,565
         Inventories                                                    355,844           287,893
         Other                                                           30,950            29,361
                                                                    -----------       -----------
                 Total Current Assets                                 1,232,628         1,114,022

Property, Plant and Equipment, Net                                      468,014           474,915

Other Assets:
         Covenant not-to-compete, Net                                   480,002           560,000
         Goodwill, Net                                                  568,354           584,734
         Deferred tax asset                                              50,000                 0
         Other                                                           17,376            16,926
                                                                    -----------       -----------

                 Total Assets                                       $ 2,816,374       $ 2,750,597
                                                                    ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                           $   315,438       $   168,455
         Commissions payable                                             17,480            16,932
         Accrued expenses                                                27,462            70,545
         Income taxes payable                                               300            20,000
         Short-term debt                                                209,314                 0
         Current portion long-term debt                                 207,334           199,231
         Current portion capital lease obligations                       27,729            26,132
                                                                    -----------       -----------
                 Total Current Liabilities                              805,057           501,295
                                                                    -----------       -----------

Long-Term Liabilities:
         Long-term debt, less current portion                           224,203           329,936
         Deferred income taxes                                                0            17,000
         Capital lease obligations, less current portion                 62,527            77,071
                                                                    -----------       -----------
                 Total Long-Term Liabilities                            286,730           424,007
                                                                    -----------       -----------

Commitments and Contingencies (See Notes)

Stockholders' Equity:
         Common stock, $.001 par value, 25,000,000 shares
           authorized, 5,052,270 shares issued and outstanding            5,052             5,052
         Additional paid in capital                                   1,922,489         1,923,575
         Accumulated deficit                                           (202,954)         (103,332)
                                                                    -----------       -----------
                 Total Stockholders' Equity                           1,724,587         1,825,295
                                                                    -----------       -----------

                 Total Liabilities and Stockholders' Equity         $ 2,816,374       $ 2,750,597
                                                                    ===========       ===========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months      Three Months       Six Months        Six Months
                                              Ended             Ended             Ended             Ended
                                          Dec. 31, 1998     Dec. 31, 1997     Dec. 31, 1998     Dec. 31, 1997
                                          -------------     -------------     -------------     -------------
Net Sales                                  $ 1,550,954       $ 1,915,266       $ 2,999,421       $ 3,483,138

Cost of Sales                                1,373,089         1,669,119         2,656,683         3,019,803
                                           -----------       -----------       -----------       -----------

        Gross Profit                           177,865           246,147           342,738           463,335
                                           -----------       -----------       -----------       -----------


Operating Expenses:

        Selling and marketing                   33,633            24,828            69,126            53,906
        Administrative and general             216,748           201,654           415,192           387,807
                                           -----------       -----------       -----------       -----------
             Total Operating Expenses          250,381           226,482           484,318           441,713
                                           -----------       -----------       -----------       -----------

Operating Income (Loss)                        (72,516)           19,665          (141,580)           21,622
                                           -----------       -----------       -----------       -----------


Interest Income (Expense):

        Interest income                            131             3,872             2,345             9,630
        Interest expense                       (14,367)          (15,772)          (27,387)          (31,953)
                                           -----------       -----------       -----------       -----------
             Net Interest Expense              (14,236)          (11,900)          (25,042)          (22,323)
                                           -----------       -----------       -----------       -----------


Income (Loss) Before Taxes                     (86,752)            7,765          (166,622)             (701)

        Taxes on Income (Recovery)             (36,000)           40,010           (67,000)           40,010
                                           -----------       -----------       -----------       -----------

Net Income (Loss)                          $   (50,752)      $   (32,245)      $   (99,622)      $   (40,711)
                                           ===========       ===========       ===========       ===========


Earnings (Loss) Per Share                  $     (0.01)      $     (0.01)      $     (0.02)      $     (0.01)
                                           ===========       ===========       ===========       ===========

Weighted Average Number of
   Common Shares Outstanding                 5,052,270         4,987,770         5,052,270         4,987,770
                                           ===========       ===========       ===========       ===========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    Six Months           Six Months
                                                                       Ended               Ended
                                                                 December 31, 1998    December 31, 1997
                                                                 -----------------    -----------------
Cash flows from operating activities:
        Net income (loss)                                           $ (99,622)           $ (40,711)
        Adjustments to reconcile net loss to
          cash used for operating activities:
              Amortization of covenant-not-to-compete                  79,998               79,998
              Amortization of goodwill                                 16,380               14,160
              Depreciation                                             40,678               26,007
              Deferred income taxes                                   (67,000)             (30,000)
              Increase in accounts receivable                        (215,809)            (288,810)
              Increase in inventory                                   (67,951)             (84,702)
              (Increase)  decrease in other assets                     (2,039)               1,559
              Increase (decrease) in accounts payable                 146,983              (23,238)
              Decrease in accrued expenses                            (43,083)             (10,863)
              Increase (decrease) in commissions payable                  548              (13,258)
              Increase (decrease) in income taxes payable             (19,700)              70,000
                                                                    ---------            ---------

Net cash used for operating activities                               (230,617)            (299,858)
                                                                    ---------            ---------


Cash flows for investing activities:
        Purchase of property and equipment                            (33,777)             (77,638)
                                                                    ---------            ---------

Net cash used for investing activities                                (33,777)             (77,638)
                                                                    ---------            ---------


Cash flows for financing activities:
        Advance on line of credit                                     209,314                    0
        Repayment of debt                                             (97,630)             (90,401)
        Payment of capital lease obligations                          (12,947)             (26,475)
        Proceeds from capital stock, net                               (1,086)               4,371
                                                                    ---------            ---------

Net cash provided by (used for) financing activities                   97,651             (112,505)
                                                                    ---------            ---------

Net decrease in cash and cash equivalents                            (166,743)            (490,001)

Cash and cash equivalents, beginning of period                        232,203              570,486
                                                                    ---------            ---------

Cash and cash equivalents, end of period                            $  65,460            $  80,485
                                                                    =========            =========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                           Six Months           Six Months
                                                             Ended                Ended
                                                       December 31, 1998    December 31, 1997
                                                       -----------------    -----------------
Supplementary Disclosure of Cash Flow Information

        Cash paid during the period for interest            $27,387              $31,953
                                                            =======              =======

        Cash paid for income taxes                          $ 4,700              $     0
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

                       NEW DIRECTIONS MANUFACTURING, INC.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of New Directions Manufacturing, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three months and six months ended December 31, 1998, and December 31, 1997, and cash flows for the six months ended December 31, 1998, and December 31, 1997. Interim results are not necessarily indicative of results for a full year.

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

2. ADJUSTMENTS TO DECEMBER 31, 1997 FINANCIAL STATEMENTS

As described in Amendment No. 2 to our March 31, 1998 10-QSB, it was discovered in taking our physical inventory in conjunction with our year-end audit that our perpetual inventory system had errors in input and withdrawals. Due to this discovery, prior financial statements, including the December 31, 1997 financial statements presented herein, were adjusted to correct for these errors. Steps have been taken to ensure the accuracy of this system in the future.

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

RESULTS OF OPERATIONS

Three Months and Six Months Ended December 31, 1998 as compared to the Three Months and Six Months Ended December 31, 1997.

NET SALES

Net sales of $1,550,954 for the second quarter of fiscal 1999, which ended December 31, 1998, were less than the sales of the same quarter for the previous year of $1,915,266 by $364,312 or 19.0%. Net sales of $2,999,421 for the six months ended December 31, 1998, were less than the sales of the same period for the previous year of $3,483,138 by $483,717 or 13.9%. The second quarter sales loss can largely be attributed to the loss of a major customer in July of last year and soft sales in October. Another contributing factor to the losses over the six months is the loss of approximately $40,000 in freight revenues due to larger customers using their own freight carriers. While we have offset some of the loss of the major customer through adding new customers and introducing additional products to the marketplace, it has had a short-term impact. Management believes that new customers and new products will offset the impact in the long-term.

COST OF SALES AND GROSS PROFIT

The gross profit was $177,865 or 11.5% in the quarter ending December 31, 1998 in comparison with $246,147 or 12.9% for the same quarter the previous year. As a percentage of sales, cost of sales was 88.5% compared to 87.1% during the same aforementioned time periods. The gross profit was $342,738 or 11.4% in the six months ending December 31, 1998 in comparison with $463,335 or 13.3% for the same period the previous year. As a percentage of sales, cost of sales was 88.6% compared to 86.7% during the same aforementioned time periods. The decrease in gross profit margin for both the quarter and six-months was primarily due to an increase in labor costs, higher depreciation expense, and an increase in building lease costs.

OPERATING EXPENSES

Operating expenses were $250,381 or 16.1% of net sales during the quarter ending December 31, 1998. This compares with $226,482 or 11.8% for the quarter ending December 31, 1997. Operating expenses were $484,318 or 16.1% of net sales during the six months ending December 31, 1998. This compares with $441,713 or 12.7% for the six months ending December 31, 1997.

Operating expenses for the quarter ending December 31, 1998 increased $23,899 or 10.6% compared to the same quarter in 1997. Operating expenses for the six months ending December 31, 1998 increased $42,605 or 9.6% compared to the same time period in 1997. The difference was primarily due to an increase in administrative payroll costs, insurance expense, and showroom expenses for both the quarter and six-month periods.

INTEREST

Net interest expense for the quarter ending December 31, 1998 increased $2,336 or 19.6% compared to the same quarter in 1997. Net interest expense for the six months ending December 31, 1998 increased $2,719 or 12.2% compared to the same time period in 1997. The increase was primarily due to the reduction of interest income in fiscal 1998 compared to fiscal 1997 and the use of our bank credit line.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations and the use of our bank credit line.

Accounts receivable-net at December 31, 1998 increased $215,809 or 38.2% from June 30, 1998. This represents 27.7% of total assets at December 31, 1998 versus 20.5% at June 30, 1998. The increase in the receivables is primarily due to a traditionally stronger sales period in the 4th calendar quarter and does not represent a change in uncollectible accounts. The Company has not recognized any significant bad debt expense in any of the periods represented.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $25,000. Year to date, the Company has expended approximately $33,775. As of December 31, 1998, the Company believes the availability of credit under its $500,000 line of credit agreement and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal 1999.

YEAR 2000 ISSUE

    The Company is addressing possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

    The Company has begun work on the Year 2000 compliance issue. The scope of the project includes ensuring the compliance of all applications, operating systems, and hardware. The Company is currently in the process of upgrading its computer system hardware and software. The target date for completion of the project is June 1, 1999 with an estimated total cost of approximately $6,000.

    The suppliers of substantially all of the Company's software have informed the Company that all of those suppliers' software that is used by the Company is Year 2000 compliant. The Company has no internally generated software. After reasonable investigation, the Company has not yet identified any Year 2000 problems but will continue to monitor the issue. There can be no assurances, however, that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities. However, the Company has received notification from a number of suppliers, vendors, and our payroll service that their systems are currently Year 2000 compliant. Also, the Company is not directly linked to any supplier or vendor by computer.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of New Directions Manufacturing, Inc., a Nevada Corporation, was held at the principal office of the Company, 2940 West Willetta, Phoenix, Arizona 85009-3518 on Thursday, October 8, 1998 at 10:00 a.m., Arizona time. The results of this meeting were reported in our 10-QSB for the quarter ended September 30, 1998 filed on November 4, 1998, and is hereby incorporated by reference.

         The Company's proxy statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, filed with the SEC on September 16, 1998, is also hereby incorporated by reference.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  (10)Material Contracts
                      Amendment to Repurchase Agreement between New Directions Manufacturing, Inc. and shareholders, Donald A. Metke, Sean F. Lee, and Jack Horner, Jr. Amendment dated December 10, 1998.

                  (27)Financial Data Schedule

         (b)      REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW DIRECTIONS MANUFACTURING, INC.
                                   (Registrant)

Date:    February 3, 1999          /s/ Donald A. Metke
                                   -------------------
                                   DONALD A. METKE
                                   President, Chief Executive Officer,
                                   Chief Financial Officer,
                                   Chief Operating Officer

                               Index to Exhibits


          (10) Material Contracts
               Amendment to Repurchase Agreement between New Directions Manufacturing, Inc. and shareholders, Donald A. Metke, Sean F. Lee, and Jack Horner, Jr. Amendment dated December 10, 1998.

          (27) Financial Data Schedule