Form 10QSB
period 1999-03-31
NEW DIRECTIONS MANUFACTURING INC
filed 1999-05-10
CIK 1031896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

         The issuer had 5,052,270 shares of common stock outstanding as of March 31, 1999.

            Transitional Small Business Disclosure Format (check one)


                                 Yes     No  X
                                     ---    ---

                       NEW DIRECTIONS MANUFACTURING, INC.

                                      INDEX




PART I.            FINANCIAL INFORMATION


                                                                        PAGE NO.

       Item 1. Financial Statements

               Comparative Unaudited Consolidated Balance
               Sheets as of March 31, 1999 and June 30, 1998                   3

               Comparative Unaudited Consolidated Statements of
               Operations for the Three Months and Nine Months
               Ended March 31, 1999 and 1998                                  4

               Comparative Unaudited Consolidated Statements of
               Cash Flow for the Nine Months Ended March 31,
               1999 and 1998                                                 5-6

               Notes to the Unaudited Consolidated Financial Statements        7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8-9



PART II.            OTHER INFORMATION


       Item 1. Legal Proceedings                                              10

       Item 2. Changes in Securities and Use of Proceeds                      10

       Item 3. Defaults Upon Senior Securities                                10

       Item 4. Submission of Matters to a Vote of Security Holders            10

       Item 5. Other Information                                              10

       Item 6. Exhibits and Reports on Form 8-K
               (a) Exhibits                                                   10
               (b) Reports on Form 8-K                                        10

                         PART I - FINANCIAL INFORMATION
Item 1
                       NEW DIRECTIONS MANUFACTURING, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                                               March 31, 1999      June 30, 1998
------                                                               --------------      -------------
Current Assets:
         Cash and cash equivalents                                    $    26,539         $   232,203
         Accounts receivable, Net                                       1,057,922             564,565
         Inventories                                                      391,902             287,893
         Other                                                             64,854              29,361
                                                                      -----------         -----------
                 Total Current Assets                                   1,541,217           1,114,022
                                                                      -----------         -----------

Property, Plant and Equipment, Net                                        472,646             474,915
                                                                      -----------         -----------

Other Assets:
         Covenant not-to-compete, Net                                     440,003             560,000
         Goodwill, Net                                                    560,164             584,734
         Deferred tax asset                                                59,000                   0
         Other                                                             16,936              16,926
                                                                      -----------         -----------

                 Total Assets                                         $ 3,089,966         $ 2,750,597
                                                                      ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                             $   418,513         $   168,455
         Commissions payable                                               17,480              16,932
         Accrued expenses                                                  46,091              70,545
         Income taxes payable                                                 300              20,000
         Short-term debt                                                  435,698                   0
         Current portion long-term debt                                   211,508             199,231
         Current portion capital lease obligations                         26,744              26,132
                                                                      -----------         -----------
                 Total Current Liabilities                              1,156,334             501,295
                                                                      -----------         -----------

Long-Term Liabilities:
         Long-term debt, less current portion                             169,735             329,936
         Deferred income taxes                                                  0              17,000
         Capital lease obligations, less current portion                   56,745              77,071
                                                                      -----------         -----------
                 Total Long-Term Liabilities                              226,480             424,007
                                                                      -----------         -----------

Commitments and Contingencies  (See Notes)                                      0                   0
                                                                      -----------         -----------

Stockholders' Equity:
         Common stock, $.001 par value, 25,000,000 shares
           authorized, 5,052,270 shares issued and outstanding              5,052               5,052
         Additional paid in capital                                     1,922,489           1,923,575
         Accumulated deficit                                             (220,389)           (103,332)
                                                                      -----------         -----------
                 Total Stockholders' Equity                             1,707,152           1,825,295
                                                                      -----------         -----------

                 Total Liabilities and Stockholders' Equity           $ 3,089,966         $ 2,750,597
                                                                      ===========         ===========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months        Three Months        Nine Months         Nine Months
                                                Ended               Ended               Ended               Ended
                                            Mar. 31, 1999       Mar. 31, 1998       Mar. 31, 1999       Mar. 31, 1998
                                            -------------       -------------       -------------       -------------
Net Sales                                    $ 1,821,700         $ 1,843,344         $ 4,821,121         $ 5,326,482

Cost of Sales                                  1,613,980           1,598,548           4,270,663           4,618,350
                                             -----------         -----------         -----------         -----------

        Gross Profit                             207,720             244,796             550,458             708,132
                                             -----------         -----------         -----------         -----------


Operating Expenses:
        Selling and marketing                     29,406              28,640              98,532              82,546
        Administrative and general               188,719             192,742             603,911             580,549
                                             -----------         -----------         -----------         -----------
             Total Operating Expenses            218,125             221,382             702,443             663,095
                                             -----------         -----------         -----------         -----------

Operating Income (Loss)                          (10,405)             23,414            (151,985)             45,037
                                             -----------         -----------         -----------         -----------


Interest Income (Expense):
        Interest income                                0               3,420               2,345              13,050
        Interest expense                         (15,974)            (14,809)            (43,361)            (46,762)
                                             -----------         -----------         -----------         -----------
             Net Interest Expense                (15,974)            (11,389)            (41,016)            (33,712)
                                             -----------         -----------         -----------         -----------


Income (Loss) Before Taxes                       (26,379)             12,025            (193,001)             11,325

        Taxes on Income (Recovery)                (8,944)              4,000             (75,944)             11,600
                                             -----------         -----------         -----------         -----------

Net Income (Loss)                            $   (17,435)        $     8,025         $  (117,057)        $      (275)
                                             ===========         ===========         ===========         ===========


Earnings (Loss) Per Share                    $     (0.00)        $      0.00         $     (0.02)        $     (0.00)
                                             ===========         ===========         ===========         ===========

Weighted Average Number of
   Common Shares Outstanding                   5,052,270           4,989,675           5,052,270           4,989,675
                                             ===========         ===========         ===========         ===========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                 Nine Months       Nine Months
                                                                    Ended             Ended
                                                               March 31, 1999    March 31, 1998
                                                               --------------    --------------
Cash flows from operating activities:
        Net income (loss)                                        $(117,057)        $    (275)
        Adjustments to reconcile net loss to
          cash used for operating activities:
              Amortization of covenant-not-to-compete              119,997           119,997
              Amortization of goodwill                              24,570            26,950
              Depreciation                                          61,738            47,181
              Deferred income taxes                                (76,000)          (42,900)
              Increase in accounts receivable                     (493,358)         (123,756)
              Increase in inventory                               (104,009)          (87,449)
              Increase in other assets                             (35,502)           (9,894)
              Increase (decrease) in accounts payable              250,058           (14,259)
              Increase (decrease) in accrued expenses              (24,454)           29,693
              Increase (decrease) in commissions payable               548           (13,258)
              Increase (decrease) in income taxes payable          (19,700)           49,200
                                                                 ---------         ---------

Net cash used for operating activities                            (413,169)          (18,770)
                                                                 ---------         ---------


Cash flows for investing activities:
        Purchase of property and equipment                         (59,469)         (104,657)
                                                                 ---------         ---------

Net cash used for investing activities                             (59,469)         (104,657)
                                                                 ---------         ---------


Cash flows for financing activities:
        Advance on line of credit                                  435,698                 0
        Repayment of debt                                         (147,924)         (136,841)
        Payment of capital lease obligations                       (19,714)          (32,925)
        Proceeds from capital stock, net                            (1,086)            8,275
                                                                 ---------         ---------

Net cash provided by (used for) financing activities               266,974          (161,491)
                                                                 ---------         ---------

Net decrease in cash and cash equivalents                         (205,664)         (284,918)

Cash and cash equivalents, beginning of period                     232,203           570,484
                                                                 ---------         ---------

Cash and cash equivalents, end of period                         $  26,539         $ 285,566
                                                                 =========         =========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW



                                                            Nine Months        Nine Months
                                                               Ended              Ended
                                                          March 31, 1999     March 31, 1998
                                                          --------------     --------------
Supplementary Disclosure of Cash Flow Information

        Cash paid during the period for interest              $43,361            $46,762
                                                              =======            =======

        Cash paid for income taxes                            $ 4,700            $     0
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

                       NEW DIRECTIONS MANUFACTURING, INC.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of New Directions Manufacturing, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months and nine months ended March 31, 1999, and March 31, 1998, and cash flows for the nine months ended March 31, 1999, and March 31, 1998. Interim results are not necessarily indicative of results for a full year.

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


2. ADJUSTMENTS TO MARCH 31, 1998 FINANCIAL STATEMENTS

As described in Amendment No. 2 to our March 31, 1998 10-QSB, it was discovered in taking our physical inventory in conjunction with our year-end audit that our perpetual inventory system had errors in input and withdrawals. Due to this discovery, prior financial statements, including the March 31, 1998 financial statements presented herein, were adjusted to correct for these errors. Steps have been taken to ensure the accuracy of this system in the future.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Ended March 31, 1999 as compared to the Three Months and Nine Months Ended March 31, 1998

NET SALES

Net sales of $1,821,700 for the third quarter of fiscal 1999, which ended March 31, 1999, were less than the sales of the same quarter for the previous year of $1,843,344 by $21,644 or 1.2%. Net sales of $4,821,121 for the nine months ended March 31, 1999 were less than the sales of the same period for the previous year of $5,326,482 by $505,361 or 9.5%. The third quarter and nine months sales losses can largely be attributed to the loss of a major customer in July 1998, which represented approximately 17% of our sales. In the third quarter, we have been able to offset most of the loss of the major customer through adding new customers and introducing additional products to the marketplace

COST OF SALES AND GROSS PROFIT

The gross profit was $207,720 or 11.4% in the quarter ending March 31, 1999 in comparison with $244,796 or 13.3% for the same quarter the previous year. As a percentage of sales, cost of sales was 88.6% compared to 86.7% during the same aforementioned time periods. The gross profit was $550,458 or 11.4% in the nine months ending March 31, 1999 in comparison with $708,132 or 13.3% for the same period the previous year. As a percentage of sales, cost of sales was 88.6% compared to 86.7% during the same aforementioned time periods. The decrease in gross profit margin for both the quarter and nine-months was primarily due to an increase in labor costs, higher depreciation expense, and an increase in building lease costs.

OPERATING EXPENSES

Operating expenses were $218,125 or 12.0% of net sales during the quarter ending March 31, 1999. This compares with $221,382 or 12.0% for the quarter ending March 31, 1998. Operating expenses were $702,443 or 14.6% of net sales during the nine months ending March 31, 1999. This compares with $663,095 or 12.4% for the nine months ending March 31, 1998.

Operating expenses for the quarter ending March 31, 1999 decreased $3,257 or 1.5% compared to the same quarter in 1998. Operating expenses for the nine months ending March 31, 1999 increased $39,348 or 5.9% compared to the same time period in 1998. The difference was primarily due to an increase in administrative payroll costs, insurance expense, and showroom expenses for both the quarter and nine-month periods.

INTEREST

Net interest expense for the quarter ending March 31, 1999 increased $4,585 or 40.3% compared to the same quarter in 1998. Net interest expense for the nine months ending March 31, 1999 increased $7,304 or 21.7% compared to the same time period in 1998. The increase was primarily due to the reduction of interest income in fiscal 1999 compared to fiscal 1998 and the use of our bank credit line.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations and the use of our bank credit line.

Accounts receivable-net at March 31, 1999 increased $493,357 or 87.4% from June 30, 1998. This represents 34.3% of total assets at March 31, 1999 versus 20.5% at June 30, 1998. The increase in the receivables is primarily due to traditionally stronger sales during this period and does not represent a change in uncollectible accounts. The Company has not recognized any significant bad debt expense in any of the periods represented.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $10,000. Year to date, the Company has expended approximately $59,470. Our current credit line lender has informed us that they do not intend to renew our $500,000 credit line. We are presently in negotiations with other lenders to establish a $1,000,000 line of credit supported by 80% of the eligible receivables. This new line will replace the current bank credit line.

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

    The Company is working on the Year 2000 compliance issue. The scope of the project includes ensuring the compliance of all applications, operating systems, and hardware. The Company is currently in the process of upgrading its computer system hardware and software. The target date for completion of the project is June 1, 1999 with an estimated total cost of approximately $6,000.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, on November 10, 1997, the Company was served with a Complaint, which alleged claims for strict liability and negligence in connection with an accident with a piece of furniture. This litigation was forwarded to the Company's insurance carrier who handled the defense of this claim on behalf of the Company. On March 5, 1999, the Company and its insurance carrier entered into a settlement agreement with Plaintiff for an undisclosed amount fully releasing all parties from the litigation. Management of the Company believes that there are no other litigation matters pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On January 22, 1999, the Board of Directors of the Company at a duly noticed meeting approved the Company's 1999 Incentive and Nonstatutory Stock Option Plan (the "Plan"). The Plan reserves 500,000 shares of common stock of the Company for issuance to employees, directors, and consultants in the form of options. The Plan is subject to approval of the Company's shareholders at the next annual shareholders meeting. No issuances have been made under the Plan as of this date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

             (10) Material Contracts

                  (i) Amendment to Employment Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated January 22, 1999.

                  (ii) Amendment to Employment Agreement between New Directions Manufacturing, Inc. and Jack Horner, Jr., dated January 22, 1999.

                  (iii) Amendment to Consulting Agreement between New Directions Manufacturing, Inc. and Sean F. Lee, dated January 22, 1999.

                  (iv) New Directions Manufacturing, Inc. 1999 Incentive and Nonstatutory Stock Option Plan.

             (27) Financial Data Schedule

         (b) REPORTS ON FORM 8-K:

             None.

\

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEW DIRECTIONS MANUFACTURING, INC.
                                  (Registrant)


Date:  May 10, 1999               /s/ Donald A. Metke
      ----------------------      ----------------------------------------------
                                  DONALD A. METKE
                                  President, Chief Executive Officer,
                                  Chief Financial Officer,
                                  Chief Operating Officer

                                Index to Exhibits

(10)     Material Contracts

         (i) Amendment to Employment Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated January 22, 1999.

         (ii) Amendment to Employment Agreement between New Directions Manufacturing, Inc. and Jack Horner, Jr., dated January 22, 1999.

         (iii) Amendment to Consulting Agreement between New Directions Manufacturing, Inc. and Sean F. Lee, dated January 22, 1999.

         (iv) New Directions Manufacturing, Inc. 1999 Incentive and Nonstatutory Stock Option Plan.

(27)     Financial Data Schedule