Form 10KSB
period 1999-06-30
NEW DIRECTIONS MANUFACTURING INC
filed 1999-09-27
CIK 1031896

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                        COMMISSION FILE NUMBER: 000-22855


                       NEW DIRECTIONS MANUFACTURING, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                    86-0671974
(State or other Jurisdiction of                        (I.R.S.
Incorporation or Organization)                Employer Identification No.)

                 2940 W. WILLETTA STREET, PHOENIX, ARIZONA 85009
               (Address of principal executive offices) (Zip Code)

                                 (602) 352-1165
                (Issuer's telephone number, including area code)


        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports),and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---
      The issuer's revenues for its most recent fiscal year were $6,702,353.

      As of September 1, 1999, the issuer had 5,052,270 shares of it $.001 par value Common Stock issued and outstanding. Based upon the closing price of $0.156 per share on September 1, 1999, the aggregate market value of the Common Stock, the issuer's only class of voting stock, held by non-affiliates was $408,918.

      The following documents are incorporated herein by reference: (1) Form 10-KSB for the fiscal year ended June 30, 1998, filed with the SEC on September 15, 1998 (File No. 000-22855), is incorporated in Part III, Item 13(A); (2) Proxy Statement for Annual Meeting to be held on October 8, 1999, filed with the SEC concurrently with this Form 10-KSB, is incorporated in Part III, Items 9, 10, 11, and 12; and (3) Registration Statement on Form SB-2, filed with the SEC on July 2, 1997 as amended (Registration No. 333-30583), is incorporated in Part III, Item 13(A).

      Transitional Small Business Disclosure Format          Yes      No  X
                                                                 ---     ---

                       NEW DIRECTIONS MANUFACTURING, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

ITEM 1.  BUSINESS                                                             1
               HISTORY                                                        1
               DEVELOPMENT OF THE BUSINESS                                    1
               MARKETING AND DISTRIBUTION                                     1
               SOURCES AND AVAILABILITY OF RAW MATERIALS                      1
               INTELLECTUAL PROPERTY                                          1
               CUSTOMERS                                                      2
               GOVERNMENT CONTRACTS                                           2
               COMPETITION                                                    2
               ENVIRONMENTAL COMPLIANCE                                       2
               MANAGEMENT                                                     2
               EMPLOYEES                                                      2
ITEM 2.  PROPERTIES                                                           2
ITEM 3.  LEGAL PROCEEDINGS                                                    3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  3

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                          3
               MARKET INFORMATION                                             3
               HOLDERS                                                        3
               DIVIDENDS                                                      3
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  3
               GENERAL                                                        4
               RESULTS OF OPERATIONS                                          4
               LIQUIDITY AND CAPITAL RESOURCES                                5
               SEASONALITY                                                    5
               BACKLOG                                                        5
               YEAR 2000 ISSUE                                                5
ITEM 7.  FINANCIAL STATEMENTS                                                 6
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                 22

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT          22
ITEM 10. EXECUTIVE COMPENSATION                                              22
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                          22
ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS                       22
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    22

                                     PART I

ITEM 1. BUSINESS

HISTORY

   New Directions Manufacturing, Inc. ("the Company") was incorporated under the laws of Nevada on January 9, 1997. The wholly owned operating subsidiary of the Company, New Directions-Manufacturers of Contemporary Furniture, Inc., an Arizona corporation ("New Directions-Arizona") was established in 1989 by the Horner family. The Company purchased New Directions - Arizona from the Horner family in January 1997.

   The Company manufactures quality oak furniture using no particleboard. Its product line consists mainly of entertainment centers, wall units, and home office products; however, it also offers bookshelves, bedroom suites, and other oak furniture units. The Company's customers are located throughout the United States, as well as Canada, Puerto Rico, and Bermuda.

   On January 15, 1997, the Company exercised the Option to purchase New Directions-Arizona with a cash payment of $1,280,000. The Company paid the cash payment of $1,280,000 with funds raised in its private offering commenced on January 9, 1997 as well as a short-term loan from a private individual in the amount of $500,000. The loan was completely paid off, including principal and interest, upon the completion of the private offering on May 14, 1997. The remaining balance of the purchase price of $800,000 was financed by the sellers according to a promissory note. There remains due and owing $329,936 under the note as of June 30, 1999.

   The address of the Company's principal executive offices is 2940 West Willetta Street, Phoenix, AZ 85009. The Company's telephone number is (602) 352-1165. Unless otherwise noted, the "Company" as used in this 10-KSB, will refer to the consolidated entities described above.

DEVELOPMENT OF THE BUSINESS

   The Company operates two showrooms, one in San Francisco, California, and one in High Point, North Carolina. The showroom in High Point opened in October 1997. Each showroom is open twice each year as part of the National Furniture Market, at which time new products, together with the Company's stable line of entertainment centers, wall units, bedroom sets, and other products are presented. Management believes these showrooms offer an excellent opportunity to present the Company's products now and into the future.

MARKETING AND DISTRIBUTION

   The Company sells its products through retailers throughout the United States including the East and West Coasts, Alaska, and Hawaii. Products are also sold through retailers in Puerto Rico, Canada, and Bermuda.

   The Company currently has seven sales representatives throughout the United States who call on current customers and potential customers in the industry. Additionally, a full color catalog is published which is sent to current and potential customers. The Company displays its products as part of the National Furniture Market twice a year at each of its showrooms in High Point, North Carolina, and San Francisco, California.

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

CUSTOMERS

   In July 1998, the Company had one customer that accounted for approximately 17% of its sales. The Company did not extend credit to this company and lost it as a customer. The Company has during 1999 replaced all the sales of this customer. The Company currently has one customer that exceeds 10% of its sales. Further, while loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse furniture distribution channels would minimize the long-term impact of any such loss.

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

MANAGEMENT

      On August 1, 1999, Sean Lee replaced Donald Metke as Chief Executive Officer of the Company. This change was made in order to concentrate on sales, margin, and operating expenses of the Company. The Company accepted the resignation of Donald Metke, agreed to buy back all of his stock, and entered into short-term and long-term consulting agreements with Mr. Metke to secure a smooth management transition. As part of this transition, the Company awarded 900,000 stock options to Jack Horner, Jr. Mr. Horner's options were awarded in order to secure his services and make his potential ownership equal to that of Sean Lee.

EMPLOYEES

   As of the 1999 fiscal year end, the Company employed a total of approximately 75 full-time employees. There are no collective bargaining agreements covering any of the Company's employees. The Company believes it has good employee relations.

ITEM 2. PROPERTIES

   The Company leases a 34,000 square foot facility in Phoenix, Arizona that includes offices and manufacturing space, pursuant to a lease agreement renewed as of July 1, 1998. The term of the lease renewal covers the period of July 1, 1998 through June 30, 2003. Monthly payments are as follows: July 1, 1998 through June 30, 1999 - $8,490/NNN; July 1, 1999 through June 30, 2001 -
$9,509/NNN; July 1, 2001 through June 30, 2002 - $10,189/NNN; and July 1, 2002 through June 30, 2003 - $10,494/NNN (plus applicable rental tax). The Company also leases showrooms in San Francisco, California and High Point, North Carolina that require approximate monthly lease payments of $2,246 and $7,200, respectively. The facilities are in good condition and are adequate for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(A) MARKET INFORMATION. The Company's Common Stock is traded on the Over-the-Counter ("OTC") Bulletin Board Quotation System. The following table sets forth the high and low sales prices of the Company's Common Stock, as reported on the OTC Bulletin Board for the periods indicated. The prices presented are bid prices, which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. Therefore, the prices may not reflect actual transactions.

     Quarter Ended                        High                   Low
     -------------                        ----                   ---
     1997
        Third                            $4.50                 $1.00
        Fourth                           $5.00                 $1.125
     1998
        First                            $4.375                $1.00
        Second                           $4.0625               $1.75
        Third                            $2.125                $0.4375
        Fourth                           $0.53125              $0.1875
     1999
        First                            $0.65625              $0.171875
        Second                           $0.203125             $0.15625

(B) HOLDERS. As of September 1, 1999, the number of holders of record of the Company's Common Stock was approximately 103. The Company believes that there are approximately an additional 398 holders who own shares of the Company's Common Stock in street name.

(C) DIVIDENDS. The Company has paid no cash dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion regarding the financial statements of the Company should be read in conjunction with the Financial Statements of the Company included herewith.

GENERAL

      New Directions Manufacturing, Inc. (the "Company") is a manufacturer of quality oak furniture. The Company produces oak contemporary home furnishing items such as television stands, stereo towers, entertainment centers, wall systems, bookcases, home office, and both adult and youth bedroom units. The Company sells its product through retailers on both the East and West Coasts of the United States, and Alaska, Hawaii, Puerto Rico, Canada, and Bermuda. The Company includes New Directions Manufacturing, Inc., a Nevada corporation, and its wholly owned subsidiary, New Directions Manufacturing, Inc., an Arizona corporation, which was founded in 1989.


RESULTS OF OPERATIONS

      Fiscal Year Ended June 30, 1999 as Compared to the Fiscal Year Ended June 30, 1998

NET SALES

      Net sales of $6,702,353 for fiscal 1999 ending June 30, 1999 compared to the sales for the previous fiscal year ended June 30, 1998 of $6,813,316 decreased by $110,963 or 1.6%. The 1999 loss can be attributed to the loss of two customers which represented over 20% of sales. New customers and the introduction and placement of new products offset this almost in total. Other factors which also attributed to our offset of lost sales were our current strong economy and the commensurate increase in housing starts over the last year. Additionally, the Company's new products were well received by our established customers as well as our new customers. In 1998, there was a gain that could mainly be attributed to strong retail sales, new products, and new customers.

COST OF SALES AND GROSS PROFIT

      The gross profit was $1,088,921 or 16.2% in the year ending June 30, 1999 in comparison with $1,390,737 or 20.4% for the previous year, which ended June 30, 1998. As a percentage of sales, cost of sales was 83.8% compared to 79.6% during the same aforementioned time periods. The 1999 decrease in gross profit margin was primarily due to an increase in material and overhead costs. The decrease in the 1998 gross profit margin was mainly a result of inventory adjustments and higher manufacturing payroll costs partly due to a higher minimum wage.

OPERATING EXPENSES

      Operating expenses were $1,782,290 or 26.6% of net sales during the year ended June 30, 1999. This compares with $1,421,603 or 20.9% for the year ended June 30, 1998. The difference in 1999 was primarily due to adjustments for severance, stock compensation, and increased write-off of covenants and goodwill. In the 1998 fiscal year, the difference was mainly a result of adjustments for commissions and showroom costs.

DOMESTIC SALES VERSUS EXPORT SALES

      For the 1999 fiscal year ended June 30, 1999, the Company generated domestic sales of approximately $6,595,324 or approximately 98.4% of total sales. Export sales were approximately $107,029 or 1.6% of total sales. For the fiscal year ended June 30, 1998, the Company generated domestic sales of approximately $6,717,930 or approximately 98.6% of total sales. Export sales were approximately $95,386 or 1.4% of total sales.

INTEREST

      Net interest expense for the year ended June 30, 1999 increased $10,025 or 21.5% compared to the year ended June 30, 1998. The increase was primarily due to a reduction of interest income for the fiscal year ended June 30, 1999 and the utilization of our bank credit line. For the fiscal year ended June 30, 1998, net interest expense increased due to a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations and bank loans since its acquisition in January 1997.

      Accounts receivable-net at June 30, 1999 increased $475,288, or 84.2% from June 30, 1998. This represents 39.1% of total assets at June 30, 1999 versus 20.5% at June 30, 1998. The increase is due to the change in customer base and does not represent a change in uncollectible accounts. The increase in accounts receivable -- net for the 1998 fiscal year was due to an increase in sales volume. The Company has not recognized any significant bad debt expense in any of the periods represented.

      The Company spent $42,067 on capital expenditures during the fiscal year ended June 30, 1999, which was financed primarily with net cash flow from operating activities. Capital expenditures forecast for the fiscal year ending June 30, 2000 include upgrading the Company's equipment, computer system and software, and are currently estimated to be $20,000. The Company believes that current unused balances available under the existing credit agreements, along with net cash flow generated from operating activities, will be adequate to fund these capital expenditures during the fiscal year ending June 30, 2000.

      In June 1999, the Company opened a $700,000 line of credit with First Community Financial Corporation ("FCFC"). The line bears interest at prime plus 5% and is secured by the accounts receivable. Advances on the line may not exceed 75% of the eligible accounts receivable. The line contains various restrictive covenants, including working capital and tangible net worth. The Company was in default of certain of those covenants at June 30, 1999. However, FCFC has indicated its intention to renegotiate those covenants.

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

      After reasonable investigation, the Company has not yet identified any Year 2000 problems but will continue to monitor the issue. The Company believes its software and hardware are currently Year 2000 compliant. There can be no assurances, however, that Year 2000 problems will not occur with respect to the Company's computer systems.

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

ITEM 7.   FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Independent Auditors Report                                                    7

Consolidated Balance Sheets - June 30, 1999 and 1998                           8

Consolidated Statements of Operations - For the Years Ended June 30,
  1999 and June 30, 1998                                                       9

Consolidated Statement of Changes in Shareholders' Equity - For the
  Years Ended June 30, 1999 and June 30, 1998                                 10

Consolidated Statements of Cash Flows - For the Years Ended June 30,
  1999 and June 30, 1998                                                   11-12

Notes to Consolidated Financial Statements                                 13-21

                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheets of New Directions Manufacturing, Inc. and subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Directions Manufacturing, Inc. and subsidiary as of June 30, 1999 and 1998 and the results of operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered losses from operations and has significant commitments for the repayment of debt and other obligations at June 30, 1999, which raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Phoenix, Arizona
September 14, 1999

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             June 30, 1999 and 1998

                                     ASSETS

                                                                   1999           1998
                                                                   ----           ----
Current assets:
    Cash and cash equivalents                                  $       676       232,203
    Accounts receivable, net of allowance for doubtful
       accounts of $50,000 in 1999 and $31,040 in 1998           1,039,853       564,565
    Inventory                                                      313,905       287,893
    Income tax refunds receivable                                    4,700            --
    Other                                                           26,812        29,361
                                                               -----------    ----------
       Total current assets                                      1,385,946     1,114,022
                                                               -----------    ----------

Goodwill, net of accumulated amortization of $631,534
    in 1999 and $46,800 in 1998                                         --       584,734
Covenant not-to-compete, net of accumulated amortization
    of $533,331 in 1999 and $240,000 in 1998                       266,669       560,000
Property and equipment, net                                        434,932       474,915
Other                                                               16,936        16,926
                                                               -----------    ----------
                                                               $ 2,104,483     2,750,597
                                                               ===========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                          $   215,767       199,231
    Current portion of capital lease obligations                    25,713        26,132
    Line of credit                                                 522,712            --
    Accounts payable                                               303,293       168,455
    Accrued expenses                                               181,623        87,477
    Income taxes payable                                               100        20,000
                                                               -----------    ----------
       Total current liabilities                                 1,249,208       501,295
                                                               -----------    ----------

Long-term debt, net of current portion                             114,169       329,936
Accrued severance                                                   51,250
Deferred income taxes                                                   --        17,000
Capital lease obligations, net of current portion                   50,801        77,071
                                                               -----------    ----------
                                                                   216,220       424,007
                                                               -----------    ----------

Commitments, contingencies and subsequent events (see notes)

Shareholders' equity:
    Common stock, par value $.001; 25,000,000 shares
       authorized, 5,052,270 shares issued and outstanding
       in 1999 and 1998                                              5,052         5,052
    Additional paid-in-capital                                   1,950,575     1,923,575
    Accumulated deficit                                         (1,316,572)     (103,332)
                                                               -----------    ----------
                                                                   639,055     1,825,295
                                                               -----------    ----------
                                                               $ 2,104,483     2,750,597
                                                               ===========    ==========


          See accompanying notes to consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   For the Years Ended June 30, 1999 and 1998


                                                               1999           1998
                                                               ----           ----
Sales, net of returns and allowances                       $ 6,702,353     6,813,316
                                                           -----------    ----------
Cost of sales
    Materials                                                4,114,044     4,039,008
    Payroll costs                                            1,134,066     1,093,758
    Overhead                                                   365,322       289,813
                                                           -----------    ----------
                                                             5,613,432     5,422,579
                                                           -----------    ----------
Gross profit                                                 1,088,921     1,390,737
                                                           -----------    ----------
Selling, general and administrative expenses
    Advertising and show expenses                              116,581        75,349
    Writedown of goodwill                                      551,974            --
    Stock issued to director                                    27,000            --
    Severance costs                                             95,765            --
    Amortization of goodwill and covenant-not-to-compete       326,091       192,800
    Other                                                    1,162,853     1,153,454
                                                           -----------    ----------
                                                             2,280,264     1,421,603
                                                           -----------    ----------
Net loss from operations                                    (1,191,343)      (30,866)
                                                           -----------    ----------
Other income (expense)
    Interest and other income                                    2,852        17,746
    Interest expense                                           (59,545)      (64,414)
                                                           -----------    ----------
                                                               (56,693)      (46,668)
                                                           -----------    ----------
Net loss before income tax benefit                          (1,248,036)      (77,534)
Income tax benefit                                             (34,796)      (19,000)
                                                           -----------    ----------
Net loss                                                   $(1,213,240)      (58,534)
                                                           ===========    ==========
Loss per common share                                      $     (0.24)        (0.01)
                                                           ===========    ==========


          See accompanying notes to consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                   For the Years Ended June 30, 1999 and 1998


                                      Common Stock
                                -----------------------    Additional
                                 Number of                   Paid-In     Accumulated
                                  Shares        Amount       Capital       Deficit        Total
                                ----------    ---------    ----------   ------------   ----------
Balance June 30, 1997            4,987,770    $   4,988     1,907,248      (44,798)     1,867,438

Exercise of stock options           14,500           14        32,611           --         32,625

Issuance of stock to director       50,000           50           450           --            500

Additional costs related to
    offering and registration           --           --       (16,734)          --        (16,734)

Net loss                                --           --            --      (58,534)       (58,534)
                                ----------    ---------    ----------   ----------     ----------

Balance, June 30, 1998           5,052,270        5,052     1,923,575     (103,332)     1,825,295

Stock compensation earned
    by director                                                27,000                      27,000

Net loss                                                                (1,213,240)    (1,213,240)
                                ----------    ---------    ----------   ----------     ----------

Balance, June 30, 1999           5,052,270    $   5,052     1,950,575   (1,316,572)       639,055
                                ==========    =========    ==========   ==========     ==========


          See accompanying notes to consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1999 and 1998

                                                            1999          1998
                                                            ----          ----
Cash flows from operating activities:
    Net loss                                           $(1,213,240)     (58,534)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization of goodwill and covenant                326,091      192,800
      Writedown of goodwill                                551,974
      Depreciation                                          82,050       64,187
      Stock issued to director as compensation              27,000           --
      Deferred income taxes                                (17,000)     (38,727)
      Increase in accounts receivable                     (475,288)      (9,686)
      Increase in inventory                                (26,012)     (51,025)
      Increase in other assets                              (2,161)      (9,599)
      Increase (decrease) in accounts payable              134,838     (139,245)
      Increase in accrued expenses                         145,396       13,545
      Increase (decrease) in income taxes payable          (19,900)      18,000
                                                         ---------     --------
          Net cash used in operating activities           (486,252)     (18,284)
                                                         ---------     --------

Cash flows from investing activities:
    Purchase of property & equipment                       (42,067)    (113,059)
                                                         ---------     --------

Cash flows from financing activities:
    Proceeds from line of credit                           522,712           --
    Repayment of debt                                     (199,231)    (184,215)
    Payment of capital lease obligations                   (26,689)     (39,116)
    Proceeds from issuance of stock                             --       16,391
                                                         ---------     --------
         Net cash provided by (used in)
           financing activities                            296,792     (206,940)
                                                         ---------     --------

Net decrease in cash                                      (231,527)    (338,283)

Cash, beginning of year                                    232,203      570,486
                                                         ---------     --------

Cash, end of year                                        $     676      232,203
                                                         =========     ========


          See accompanying notes to consolidated financial statements

                NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    For the Year Ended June 30, 1999 and 1998


Supplementary Disclosure of Cash Flow Information

Cash paid during the period for interest                    $59,545       64,414
                                                            =======       ======
Cash paid during the period for taxes                       $19,750        6,100
                                                            =======       ======

Summary of Non-cash Investing and Financing Activities

During 1998, the Company leased equipment for $98,400 under a capital lease obligation.


          See accompanying notes to consolidated financial statements

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


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

   e. Goodwill

      Goodwill, which resulted from the acquisition of NDMCF, is being amortized over twenty years on the straight-line basis. At June 30, 1999, the goodwill was written off (Note 2).

   f. Covenant-not-to-compete

      The covenant-not-to-compete is being amortized over five years on the straight-line basis.

   g. Property and Equipment

      Property and equipment are recorded at cost and are being depreciated over estimated useful lives of six to seven years using the straight-line method.

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


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

   i. Advertising costs:

      Advertising costs are expensed as incurred

   j. Net Loss Per Share

      Net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of shares outstanding during the period, which was assumed to be 5,013,374 and 5,002,171 for the years ended June 30, 1999 and 1998, respectively. Stock options and awards are considered antidilutive and were not considered in the calculation. The stock issued to a director (Note 9) has been included in the computation of weighted average shares outstanding as those shares are vested.

   k. Stock Options

      The Company has elected to follow Accounting Principles Board Opinion No.
         25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the option equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


2. Operations

   The Company experienced significant operating losses during 1999 and 1998. A portion of the losses can be attributed to increases in material, labor and administrative costs. The Company also lost several customers, including one that accounted for 17% of sales in 1998 (Note 8). In order to replace the lost sales, the Company paid larger commissions to its sales representatives, thus increasing selling costs. Of the total net loss of $1,200,000 in 1999, approximately $900,000 relates to non-cash expenses for the amortization of goodwill and writedown of goodwill and the covenant and the issuance of stock to a director. Additionally, the loss included an accrual for $95,000 related to a severance agreement with its former president (Note 9).

   Effective August 1, 1999, the chairman also assumed the position of president. The Company also negotiated a new line of credit in June 1999 to provide working capital. The Company had approximately $175,000 of availability under the line at year-end; however, the Company is currently in default of certain loan covenants. Management is currently negotiating to revise those covenants and has also implemented procedures, which it believes will increase sales and reduce costs. The violations were waived at June 30, 1999. There can be no assurance that these actions will be successful. Because of the uncertainties described above, management believes that the goodwill no longer has value. With this exception, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Inventory

   Inventory consists of the following at June 30, 1999 and 1998:

                                                 1999            1998
                                                 ----            ----
          Raw materials                        $219,646        259,220
          Work-in-process                        83,308         13,592
          Finished goods                         10,951         15,081
                                               --------        -------
                                               $313,905        287,893
                                               ========        =======

4. Property and Equipment

   Property and equipment consists of the following at June 30, 1999 and 1998:

                                                     1999        1998
                                                     ----        ----
          Machinery and equipment                  $504,273    473,015
          Showroom fixtures                          25,425     23,236
          Office furniture & equipment               54,097     45,477
                                                   --------    -------
                                                    583,795    541,728
          Less:  accumulated depreciation           148,863     66,813
                                                   --------    -------
                                                   $434,932    474,915
                                                   ========    =======

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


5. Debt

   Debt consists of an 8% promissory note to the former shareholders of NDMCF, due January 2001. The unpaid balance of the note was $329,936 at June 30, 1999.

   Future minimum principal payments required in accordance with the terms of this agreement are:

      Year ending June 30,
      --------------------
               2000                                $215,767
               2001                                 114,169
                                                   --------
                                                   $329,936
                                                   ========

   The Company obtained a new two-year line of credit in June 1999, which allows for maximum borrowings of $700,000 or 75% of eligible accounts receivable as defined in the loan agreement. The line bears interest at prime plus 5%(12.75% at June 30, 1999), with minimum monthly interest of $2,500. The line is secured by accounts receivable, inventory, cash and intangibles. In conjunction with the line, the Company paid a commitment fee of approximately $11,000 and is required to pay an annual renewal fee equal to 1% of the credit facility. The initial commitment fee is being amortized over the first year of the loan agreement. The line also contains various restrictive covenants, including minimum tangible net worth and working capital ratios. The Company is currently in default of certain loan covenants and management is negotiating to revise the covenants. The violations were waived at June 30, 1999.

6. Income Taxes

   Deferred income taxes consist of the following at June 30, 1999 and 1998:

                                                           1999        1998
                                                           ----        ----
      Difference in basis of covenant-not-to-compete    $ 160,000     64,000
      Start-up costs                                       65,000     88,000
      Net operating loss carryforwards                    135,000      4,000
      Liability for severance benefits                     38,000         --
      Allowance for doubtful accounts                      20,000     13,000
      Difference in basis of property and equipment       (85,000)   (98,000)
      Valuation allowance                                (333,000)   (88,000)
                                                        ---------    -------
                                                        $      --    (17,000)
                                                        =========    =======

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


6. Income Taxes, continued

   A reconciliation of expected to actual taxes follows:

          Expected tax recovery at rate of 34%              $(425,000)   (27,000)
          Stock issued to director                              9,000         --
          Amortization and writedown of goodwill              199,000     11,000
          State income taxes, net                             (37,000)    (3,000)
          Tax benefits not realized - valuation allowance     219,204         --
                                                            ---------    -------
          Financial statement recovery of income taxes      $ (34,796)   (19,000)
                                                            =========    =======

   The Company has recorded valuation allowances to offset the value of deferred tax assets, since it has recorded losses from operations since 1997 and the utilization of those assets is uncertain. Tax benefits derived from the amortization of start up costs for tax purposes will be credited to goodwill.

   The Company has net operating loss carryforwards of approximately $320,000 at June 30, 1999, which may be used to offset future federal taxable income through 2019 and state income through 2004. Additionally, the Company has state net operating loss carryforwards of approximately $100,000 that expire in 2001.

7. Lease Commitments

   The Company leases its plant in Phoenix and showrooms in San Francisco and North Carolina under non-cancelable operating leases. In addition to rent, the leases generally require the Company to pay increases in the operating expenses of the properties.

   The Company also leases certain equipment, under non-cancelable financing leases, with a cost of approximately $211,000 and accumulated depreciation of approximately $47,000 and $19,000 at June 30, 1999 and 1998. Certain leases contain purchase options. The leases require the Company to pay all operating expenses and taxes related to the equipment.

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


7. Lease Commitments, continued

   Future minimum lease obligations at June 30, 1999 are as follows:

      Year ending June 30,                              Capital    Operating
      --------------------                              -------    ---------
         2000                                           $32,340     199,336
         2001                                            27,501     143,116
         2002                                            24,926     137,119
         2003                                             3,966     125,931
                                                        -------     -------
                                                         88,733     605,502
                                                                    =======
      Less amounts representing interest (10% to 19%)    12,219
                                                        -------
      Present value of capital lease obligations         76,514

      Current portion                                    25,713
                                                        -------
      Capital lease obligations, long-term portion      $50,801
                                                        =======

   Rent expense for the years ended June 30, 1999 and 1998 was approximately
      $210,000 and $166,000, respectively.

8. Significant Customer and Supplier

   During the year ended June 30, 1999, the Company had a customer, which accounted for approximately 16% of net sales. No other single customer accounted for more than 10% of sales for the year.

   For the year ended June 30, 1998, there was one customer that accounted for 17% of sales. In July 1998, this customer informed the Company that they had selected another manufacturer.

   The Company also acquired materials from a single supplier, which accounted for approximately 57% of total materials cost in 1999 and 63% in 1998. However, management believes that these materials are readily available from other suppliers.

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


9. Related Party Transactions

   The Company has entered into employment and consulting agreements with the principal officers and directors of the Company. The agreements have an initial term of three years and contain five year covenants-not-to-compete. During 1998, the Company entered into agreements with its principal stockholders and directors, whereby the Company is obligated to repurchase their stock with the proceeds from life insurance policies on the individuals. During 1999, the Board of Directors voted to extend the terms of the employment contracts until December 31, 2002. Consulting fees paid to the Company's chairman were $60,000 for the years ended June 30, 1999 and 1998. The Company cancelled the insurance policies subsequent to year-end.

   The Company's vice president was also an officer and stockholder of NDMCF, prior to the acquisition. As such, he received his pro-rata share of all principal and interest payments made through June 30, 1999. Total principal and interest payments to all former shareholders during 1999 and 1998 were $234,364 each year. As a result of the extension of his employment contract and the subsequent issuance of 900,000 stock options to him, the remaining portion of the original covenant-not-to-compete with the vice president has been superceded and therefore all remaining costs fully amortized.

   In May, 1998, the Company issued 50,000 shares of unregistered, restricted common stock to a new director at $.01 per share, in conjunction with a three-year consulting agreement which became effective in May, 1998. The consulting agreement required the director to return a pro-rata portion of the stock at its acquisition price of $.01 per share, based upon length of service. Compensation of $27,000 has been recorded in 1999 based upon the estimated fair market price of the Company's restricted stock on the date of issuance. Compensation expense in 1998 was negligible.

   In conjunction with the private placement and subsequent registration statement of the Company's stock in 1997, the Company's legal counsel received options to acquire 50,000 shares at $2.25 per share. During the year ended June 30, 1998, legal counsel exercised options to acquire 14,500 shares for proceeds of $32,625.

   During the fourth quarter of 1999, the President and the Company negotiated the terms of the president's resignation to be effective August 1, 1999. The board of directors formally accepted his resignation in July 1999. In conjunction with the former president's resignation, he will receive monthly payments of $7,153 through December 31, 1999 and $1,250 per month for a period of 48 months thereafter. Additionally, the Company has agreed to acquire his stock for $200,000, payable in monthly installments of $4,166, without interest, over four years. The purchase price of his stock is subject to an upward adjustment in the event of a sale, merger or consolidation of the Company. The Company has accrued a liability of $95,765 at June 30, 1999, as part of the former president's severance arrangement. The acquisition of the stock will be recorded during the year ending June 30, 2000.

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


10. Stock Option Plan

   In January 1999, the Board of Directors adopted the 1999 Incentive and
      Non-statutory Stock Option Plan, subject to shareholder approval. Under terms of the plan, options may be granted to employees, directors and consultants of the Company. The plan is to be administered by the Board of Directors, which has total discretion in granting stock options. The exercise price of the options is to be no less than the fair market value of the options on the date of the grant. Generally, the options shall become exercisable over a period of no longer than ten years and no less that 20% of the shares shall become exercisable annually.

   Effective August 1, 1999, the Company granted options for 900,000 shares to an officer and director at $.10 per share. The options vest 25% immediately and 25% each year for the following three years.

11. Year 2000 disclosures

   The Year 2000 issue results from computer hardware or software programs written using two digits to identify the year. These computer programs and hardware were designed and developed without consideration of the impact of the upcoming change in the century. If not corrected, such hardware and software programs could create erroneous information by or at the year 2000.

   The Company has obtained representation from its software vendor that its software is Year 2000 compliant. However, there can be no assurance that problems will not be encountered or that there will not be increased costs associated with Year 2000 issues. These issues may have an adverse effect on future results of operations.

   The Company may also be impacted by the ability of third parties to become
      Year 2000 compliant. Those parties include suppliers, customers and other third party business partners. If the Company's suppliers, customers, business partners and others are unable to remediate their own Year 2000 issues, the Company may be exposed to financial risk.

12. Disclosures about fair value of financial instruments

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

               NEW DIRECTIONS MANUFACTURING, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998


12. Disclosures about fair value of financial instruments

   Since the fair value is estimated as of June 30, 1999, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

   The information required by Items 9, 10, 11, and 12 are omitted because the Company will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than September 28, 1999. The information required by such items will be included in the definitive Proxy Statement to be so filed for the Company's Annual Meeting of Stockholders scheduled for October 8, 1999 and is hereby incorporated by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583) (the "1997 SB-2)).

      3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (incorporated by reference to 3.2 to the 1997 SB-2).

      3.3 Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (incorporated by reference to 3.3 to the 1997 SB-2).

      3.4 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 15, 1998 (File No. 000-22855) (the "1998 10-KSB")).

      4.1 Option Agreement between New Directions Manufacturing, Inc. and Horwitz & Beam, Inc., dated June 9, 1997 (incorporated by reference to 4 to the 1997 SB-2).

      4.2 Option Agreement between New Directions Manufacturing, Inc. and Horwitz & Beam, Inc., dated September 15, 1997 (incorporated by reference to 4.1 to the 1997 SB-2).

      10.1 Employment Agreement, dated December 31, 1996, between New Directions Manufacturing, Inc. and Donald A. Metke (incorporated by reference to 10.1 to the 1997 SB-2).

      10.2 Employment Agreement, dated December 31, 1996, between New Directions Manufacturing, Inc. and Jack Horner, Jr. (incorporated by reference to 10.2 to the 1997 SB-2).

      10.3 Consulting Agreement, dated December 31, 1996, between New Directions Manufacturing, Inc. and Sean F. Lee (incorporated by reference to 10.3 to the 1997 SB-2).

      10.4 Lease Agreement, dated November 11, 1992 (incorporated by reference to 10.4 to the 1997 SB-2).

      10.5 Plan of Merger between Premier Ventures, Inc. and New Directions Manufacturing, Inc., dated February 25, 1997 (incorporated by reference to 10.5 to the 1997 SB-2).

      10.6 Articles of Merger between Premier Ventures, Inc. and New Directions Manufacturing, Inc., dated March 14, 1997 (incorporated by reference to 10.6 to the 1997 SB-2).

      10.7 Stock Purchase Agreement between New Directions, Inc., an Arizona corporation and the Lee Family Partnership, a limited partnership organized under the laws of the State of Arizona, dated July 17, 1996 (incorporated by reference to 10.7 to the 1997 SB-2).

      10.8 Exchange Agreement between New Directions Manufacturing, Inc., a Nevada corporation, and Premier Ventures & Explorations, Inc., a Louisiana corporation, dated January 10, 1997 (incorporated by reference to 10.8 to the 1997 SB-2).

      10.9 Repurchase Agreement between New Directions Manufacturing, Inc. and shareholders Donald A. Metke, Sean F. Lee, and Jack Horner, Jr., dated March 17, 1998 (incorporated by reference to Exhibit 10 to the Company's Form 10-QSB, as amended, for the quarter ended March 31, 1998, filed on May 11, 1998 (File No. 000-22855)).

      10.10 Consulting Agreement with Michael D. Dunn, dated May 1, 1998 (incorporated by reference to Exhibit 10 to the 1998 10-KSB).

      10.11 Amendment to Repurchase Agreement between New Directions Manufacturing, Inc. and shareholders Donald A. Metke, Sean F. Lee, and Jack Horner, Jr., dated December 10, 1998 (incorporated by reference to Exhibit 10 to the Company's Form 10-QSB for the quarter ended December 31, 1998, filed on February 3, 1999 (File No. 000-22855)).

      10.12 Amendment to Employment Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated January 22, 1999 (incorporated by reference to Exhibit (10(i) to the Company's Form 10-QSB for the quarter ended March 31, 1999, filed on May 10, 1999 (File No. 000-22855) (the "March 31, 1999 10-QSB")).

      10.13 Amendment to Employment Agreement between New Directions Manufacturing, Inc. and Jack Horner, Jr., dated January 22, 1999 (incorporated by reference to Exhibit 10(ii) to the March 31, 1999 10-QSB).

      10.14 Amendment to Consulting Agreement between New Directions Manufacturing, Inc. and Sean F. Lee, dated January 22, 1999 (incorporated by reference to Exhibit 10(iii) to the March 31, 1999 10-QSB).

      10.15 New Directions Manufacturing, Inc. 1999 Incentive and Nonstatutory Stock Option Plan, dated January 22, 1999 (incorporated by reference to Exhibit 10(iv) to the March 31, 1999 10-QSB).

      10.16 Accounts Receivable Security Agreement dated June 23, 1999.

      10.17 Inventory Rider, dated June 23, 1999.

      10.18 Guaranty and Subordination, dated June 23, 1999.

      10.19 Multiple Advance Promissory Note, dated June 23, 1999.

      10.20 Separation Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated July 28, 1999.

      10.21 Short Term Consulting Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated August 1, 1999.

      10.22 Long Term Consulting Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated January 1, 2000.

      10.23 Employment Agreement between New Directions Manufacturing, Inc. and Sean F. Lee, dated August 1, 1999.

      27    Financial Data Schedule.


(B)   REPORTS ON FORM 8-K

      The Company filed the following reports on Form 8-K for the period of April 1, 1999 through the date of this report:

            Item Reported              Date                Financial Statements
            -------------              ----                --------------------
   (1)            5               August 5, 1999          None - Not Applicable

                                 SIGNATURE PAGE


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NEW DIRECTIONS MANUFACTURING, INC.

Date: September 27, 1999                 /s/ Sean F. Lee
                                         ---------------------------------------
                                         SEAN F. LEE
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Chief
                                         Operating Officer, Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 1999                 /s/ Sean F. Lee
                                         ---------------------------------------
                                         SEAN F. LEE
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Chief
                                         Operating Officer, Chairman

Date: September 27, 1999                  /s/ Jack Horner, Jr.
                                         ---------------------------------------
                                         JACK HORNER, JR.
                                         Executive Vice President, Secretary,
                                         Director

Date: September 27, 1999                 /s/ Donald A. Metke
                                         ---------------------------------------
                                         DONALD A. METKE
                                         Director

Date: September 27, 1999                 /s/ Michael D. Dunn
                                         ---------------------------------------
                                         MICHAEL D. DUNN
                                         Director

                                EXHIBIT INDEX
    Exhibit
     Number                     Description
    -------                     -----------
      3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583) (the "1997 SB-2)).

      3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (incorporated by reference to 3.2 to the 1997 SB-2).

      3.3 Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (incorporated by reference to 3.3 to the 1997 SB-2).

      3.4 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 15, 1998 (File No. 000-22855) (the "1998 10-KSB")).

      4.1 Option Agreement between New Directions Manufacturing, Inc. and Horwitz & Beam, Inc., dated June 9, 1997 (incorporated by reference to 4 to the 1997 SB-2).

      4.2 Option Agreement between New Directions Manufacturing, Inc. and Horwitz & Beam, Inc., dated September 15, 1997 (incorporated by reference to 4.1 to the 1997 SB-2).

      10.1 Employment Agreement, dated December 31, 1996, between New Directions Manufacturing, Inc. and Donald A. Metke (incorporated by reference to 10.1 to the 1997 SB-2).

      10.2 Employment Agreement, dated December 31, 1996, between New Directions Manufacturing, Inc. and Jack Horner, Jr. (incorporated by reference to 10.2 to the 1997 SB-2).

      10.3 Consulting Agreement, dated December 31, 1996, between New Directions Manufacturing, Inc. and Sean F. Lee (incorporated by reference to 10.3 to the 1997 SB-2).

      10.4 Lease Agreement, dated November 11, 1992 (incorporated by reference to 10.4 to the 1997 SB-2).

      10.5 Plan of Merger between Premier Ventures, Inc. and New Directions Manufacturing, Inc., dated February 25, 1997 (incorporated by reference to 10.5 to the 1997 SB-2).

      10.6 Articles of Merger between Premier Ventures, Inc. and New Directions Manufacturing, Inc., dated March 14, 1997 (incorporated by reference to 10.6 to the 1997 SB-2).

      10.7 Stock Purchase Agreement between New Directions, Inc., an Arizona corporation and the Lee Family Partnership, a limited partnership organized under the laws of the State of Arizona, dated July 17, 1996 (incorporated by reference to 10.7 to the 1997 SB-2).

      10.8 Exchange Agreement between New Directions Manufacturing, Inc., a Nevada corporation, and Premier Ventures & Explorations, Inc., a Louisiana corporation, dated January 10, 1997 (incorporated by reference to 10.8 to the 1997 SB-2).

      10.9 Repurchase Agreement between New Directions Manufacturing, Inc. and shareholders Donald A. Metke, Sean F. Lee, and Jack Horner, Jr., dated March 17, 1998 (incorporated by reference to Exhibit 10 to the Company's Form 10-QSB, as amended, for the quarter ended March 31, 1998, filed on May 11, 1998 (File No. 000-22855)).

      10.10 Consulting Agreement with Michael D. Dunn, dated May 1, 1998 (incorporated by reference to Exhibit 10 to the 1998 10-KSB).

      10.11 Amendment to Repurchase Agreement between New Directions Manufacturing, Inc. and shareholders Donald A. Metke, Sean F. Lee, and Jack Horner, Jr., dated December 10, 1998 (incorporated by reference to Exhibit 10 to the Company's Form 10-QSB for the quarter ended December 31, 1998, filed on February 3, 1999 (File No. 000-22855)).

      10.12 Amendment to Employment Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated January 22, 1999 (incorporated by reference to Exhibit (10(i) to the Company's Form 10-QSB for the quarter ended March 31, 1999, filed on May 10, 1999 (File No. 000-22855) (the "March 31, 1999 10-QSB")).

      10.13 Amendment to Employment Agreement between New Directions Manufacturing, Inc. and Jack Horner, Jr., dated January 22, 1999 (incorporated by reference to Exhibit 10(ii) to the March 31, 1999 10-QSB).

      10.14 Amendment to Consulting Agreement between New Directions Manufacturing, Inc. and Sean F. Lee, dated January 22, 1999 (incorporated by reference to Exhibit 10(iii) to the March 31, 1999 10-QSB).

      10.15 New Directions Manufacturing, Inc. 1999 Incentive and Nonstatutory Stock Option Plan, dated January 22, 1999 (incorporated by reference to Exhibit 10(iv) to the March 31, 1999 10-QSB).

      10.16 Accounts Receivable Security Agreement dated June 23, 1999.

      10.17 Inventory Rider, dated June 23, 1999.

      10.18 Guaranty and Subordination, dated June 23, 1999.

      10.19 Multiple Advance Promissory Note, dated June 23, 1999.

      10.20 Separation Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated July 28, 1999.

      10.21 Short Term Consulting Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated August 1, 1999.

      10.22 Long Term Consulting Agreement between New Directions Manufacturing, Inc. and Donald A. Metke, dated January 1, 2000.

      10.23 Employment Agreement between New Directions Manufacturing, Inc. and Sean F. Lee, dated August 1, 1999.

      27    Financial Data Schedule.