Form 10QSB
period 1999-09-30
NEW DIRECTIONS MANUFACTURING INC
filed 1999-11-12
CIK 1031896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

                         Yes  X    No _____

         The issuer had 5,052,270 shares of common stock outstanding as of September 30, 1999.

            Transitional Small Business Disclosure Format (check one)


                         Yes _____ No  X

                       NEW DIRECTIONS MANUFACTURING, INC.

                                      INDEX


PART I.            FINANCIAL INFORMATION

                                                                                                  PAGE NO.
                                                                                                  --------
                   Item 1. Financial Statements

                           Comparative Unaudited Consolidated Balance
                           Sheets as of September 30, 1999 and June 30, 1999                         3

                           Comparative Unaudited Consolidated Statements of
                           Operations for the Three Months ended September
                           30, 1999 and 1998                                                         4

                           Comparative Unaudited Consolidated Statements of
                           Cash Flow for the Three Months Ended September
                           30, 1999 and 1998                                                        5-6

                           Notes to the Unaudited Consolidated Financial Statements                  7

                   Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                            8-9



PART II.            OTHER INFORMATION


                   Item 1. Legal Proceedings                                                        10

                   Item 2. Changes in Securities and Use of Proceeds                                10

                   Item 3. Defaults Upon Senior Securities                                          10

                   Item 4. Submission of Matters to a Vote of Security Holders                      10

                   Item 5. Other Information                                                        10

                   Item 6. Exhibits and Reports on Form 8-K
                           (a)      Exhibits                                                        10
                           (b)      Reports on Form 8-K                                             10

                         PART I - FINANCIAL INFORMATION

Item 1

                       NEW DIRECTIONS MANUFACTURING, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                                          September 30, 1999    June 30, 1999
                                                                ------------------    -------------
Current Assets:
         Cash and cash equivalents                                  $    59,945       $       676
         Accounts receivable, Net                                       841,084         1,039,853
         Inventories                                                    425,365           313,905
         Income tax refunds receivable                                    4,700             4,700
         Other                                                           21,938            26,812
                                                                    -----------       -----------
                 Total Current Assets                                 1,353,032         1,385,946

Property, Plant and Equipment, Net                                      419,932           434,932

Other Assets:
         Covenant not-to-compete, Net                                   240,002           266,669
         Other                                                           16,936            16,936
                                                                    -----------       -----------
                 Total Assets                                       $ 2,029,902       $ 2,104,483
                                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                           $   462,298       $   303,293
         Line of credit                                                 515,875           522,712
         Accrued expenses                                               116,274           181,623
         Income taxes payable                                               100               100
         Current portion long-term debt                                 220,111           215,767
         Current portion capital lease obligations                       19,470            25,713
                                                                    -----------       -----------
                 Total Current Liabilities                            1,334,128         1,249,208
                                                                    -----------       -----------

Long-Term Liabilities:
         Long-term debt, net of current portion                          57,486           114,169
         Accrued severance                                               48,750            51,250
         Capital lease obligations, net of current portion               55,642            50,801
                                                                    -----------       -----------
                 Total Long-Term Liabilities                            161,878           216,220
                                                                    -----------       -----------

Commitments and Contingencies  (See Notes)

Stockholders' Equity:
         Common stock, $.001 par value, 25,000,000 shares
           authorized, 5,052,270 shares issued and outstanding            5,052             5,052
         Additional paid in capital                                   1,957,325         1,950,575
         Retained earnings                                           (1,428,481)       (1,316,572)
                                                                    -----------       -----------
                 Total Stockholders' Equity                             533,896           639,055
                                                                    -----------       -----------
                 Total Liabilities and Stockholders' Equity         $ 2,029,902       $ 2,104,483
                                                                    ===========       ===========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months          Three Months
                                                Ended                 Ended
                                          September 30, 1999    September 30, 1998
                                          ------------------    ------------------
Net Sales                                     $ 1,611,790          $ 1,448,467

Cost of Sales                                   1,499,149            1,283,594
                                              -----------          -----------
        Gross Profit                              112,641              164,873
                                              -----------          -----------

Operating Expenses:
        Selling and marketing                      27,338               35,493
        Administrative and general                172,971              198,444
                                              -----------          -----------
             Total Operating Expenses             200,309              233,937
                                              -----------          -----------
Operating Income (Loss)                           (87,668)             (69,064)
                                              -----------          -----------

Interest Income (Expense):
        Interest income                               348                2,214
        Interest expense                          (24,589)             (13,020)
                                              -----------          -----------
             Net Interest Expense                 (24,241)             (10,806)
                                              -----------          -----------

Income (Loss) Before Taxes                       (111,909)             (79,870)

        Taxes on Income (Recovery)                      0              (31,000)
                                              -----------          -----------
Net Income (Loss)                             ($  111,909)         ($   48,870)
                                              ===========          ===========

Earnings (Loss) Per Share                     ($     0.02)         ($     0.01)
                                              ===========          ===========

Weighted Average Number of
   Common Shares Outstanding                    5,052,270            5,052,270
                                              ===========          ===========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                Three Months            Three Months
                                                                    Ended                   Ended
                                                              September 30, 1999      September 30, 1998
                                                              ------------------      ------------------
Cash flows from operating activities:
        Net (loss)                                                ($111,909)              ($ 48,870)
        Adjustments to reconcile net income to
          cash provided (used) for operating activities:
              Amortization of covenant-not-to-compete                26,667                  39,999
              Amortization of goodwill                                    0                   8,190
              Depreciation                                           21,508                  20,013
              Stock issued to director as compensation                6,750                       0
              Deferred income taxes                                       0                 (31,000)
              Increase (decrease) in accounts receivable            198,769                 (85,085)
              (Increase) in inventory                              (111,460)               (104,383)
              (Increase)  decrease in other assets                    4,874                 (10,696)
              Increase in accounts payable                          159,005                 199,218
              Decrease in accrued expenses                          (58,290)                (39,754)
              Increase (decrease) in commissions payable             (9,559)                    548
              Increase (decrease) in income taxes payable                 0                 (15,000)
                                                                  ---------               ---------

Net cash provided (used) for operating activities                   126,355                 (66,820)
                                                                  ---------               ---------


Cash flows for investing activities:
        Purchase of property and equipment                           (6,508)                (25,189)
                                                                  ---------               ---------

Net cash used for investing activities                               (6,508)                (25,189)
                                                                  ---------               ---------


Cash flows for financing activities:
        Repayment of credit line                                     (6,837)                      0
        Repayment of debt                                           (52,339)                (48,328)
        Payment of capital lease obligations                         (1,402)                 (6,378)
        Offering costs                                                    0                  (1,085)
                                                                  ---------               ---------

Net cash used for financing activities                              (60,578)                (55,791)
                                                                  ---------               ---------

Net increase (decrease) in cash and cash equivalents                 59,269                (147,800)

Cash and cash equivalents, beginning of period                          676                 232,203
                                                                  ---------               ---------

Cash and cash equivalents, end of period                          $  59,945               $  84,403
                                                                  =========               =========

                       NEW DIRECTIONS MANUFACTURING, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                           Three Months                    Three Months
                                                              Ended                           Ended
                                                        September 30, 1999              September 30, 1998
                                                        ------------------              ------------------
Supplementary Disclosure of Cash Flow Information

        Cash paid during the period for interest              $24,589                       $13,020
                                                              =======                       =======
        Cash paid for income taxes                            $     0                       $15,000
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

                       NEW DIRECTIONS MANUFACTURING, INC.

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of New Directions Manufacturing, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three months ended September 30, 1999, and September 30, 1998, and cash flows for the three months ended September 30, 1999, and September 30, 1998. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1999. Audited financial statements for the fiscal year ended June 30, 1999 were filed with the SEC as part of the Issuer's Form 10-KSB on September 27, 1999, and are incorporated herein by reference. Copies of the 10-KSB may be obtained by faxing the Company at (602) 352-1505 or may be viewed on-line via the SEC's EDGAR database at www.sec.gov.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 as compared to the Three Months Ended September 30, 1998

NET SALES

Net sales of $1,611,790 for the first quarter of fiscal 2000, which ended September 30, 1999, were more than the sales of the same quarter for the previous year of $1,448,467 by $163,323 or 11.3%. The first quarter sales gains can largely be attributed to the addition of new customers and placement of newer products.

COST OF SALES AND GROSS PROFIT

The gross profit was $112,641 or 7.0% in the quarter ending September 30, 1999 in comparison with $164,873 or 11.4% for the same quarter the previous year. As a percentage of sales, cost of sales was 93.0% compared to 88.6% during the same aforementioned time periods. The decrease in gross profit margin for the quarter was primarily due to an increase in material and labor costs, equipment repairs and maintenance expense, and the cost of factory supplies.

OPERATING EXPENSES

Operating expenses were $200,309 or 12.4% of net sales during the quarter ending September 30, 1999. This compares with $233,937 or 16.1% for the quarter ending September 30, 1998.

Operating expenses for the quarter ending September 30, 1999 decreased $33,628 or 14.4% compared to the same quarter in 1998. The difference was primarily due to a decrease in officers' compensation, insurance expense, and a reduction in the amount of amortization of goodwill and the covenant for the quarter.

INTEREST

Net interest expense for the quarter ending September 30, 1999 increased $13,435 or 124.3% compared to the same quarter in 1998. The increase was primarily due to the reduction of interest income in fiscal 2000 compared to fiscal 1999 and the use of our bank credit line.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations and the use of our bank credit line.

Accounts receivable-net at September 30, 1999 decreased $198,769 or 19.1% from June 30, 1999. This represents 41.4% of total assets at September 30, 1999 versus 49.4% at June 30, 1999. The decrease in receivables is primarily due to the collection of some older receivables during this period. The Company has not recognized any significant bad debt expense in any of the periods represented.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $12,000. Year to date, the Company has expended approximately $6,500. In June 1999, the Company opened a $700,000 line of credit with First Community Financial Corporation ("FCFC"). The line bears interest at prime plus 5% and is secured by the accounts receivable of the Company. Advances on the line may not exceed 75% of the eligible accounts receivable. The line contains various restrictive covenants, including working capital and tangible net worth. The Company was in default of certain of those covenants at September 30, 1999. FCFC has indicated its intention to renegotiate those covenants, however, there are no assurances that the Company can renegotiate such covenants, nor that the Company can obtain such additional funds as may be needed to expand production, increase sales, and ultimately achieve profitability.

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

SUBSEQUENT EVENTS

         On September 29, 1999, the Company signed a letter of intent for an acquisition and stock exchange in which the Company will be the surviving entity. In the acquisition, New Directions will acquire all of the outstanding shares of American Soil Technologies, Inc. ("ASTI"), spin off its operating subsidiary, New Directions Manufacturing, Inc., an Arizona corporation ("New Directions-Arizona"), and change its name to American Soil Technologies, Inc. After a 15 for 1 reverse stock split, New Directions shareholders will receive ASTI stock in exchange for their New Directions stock.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Management of the Company believes that there are no litigation matters pending or threatened against the Company.

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


                                      NEW DIRECTIONS MANUFACTURING, INC.
                                      (Registrant)


Date:    November 12, 1999            /s/ Sean F. Lee
                                      -----------------------------------------
                                      SEAN F. LEE
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,  Chief Operating
                                      Officer

                                Index to Exhibits


         (27)     Financial Data Schedule