Form 10QSB
period 1999-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2000-02-22
CIK 1031896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the six month period ended December 31, 1999

[ ]  For the transition period from __________ to __________

Commission file number: 000-22855


                        AMERICAN SOIL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                      95-4780218
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


               215 N. Marengo Ave., Suite 110, Pasadena, CA 91101
               (Address of principal executive offices) (Zip Code)


                                 (626) 793-2435
                (Issuer's telephone number, including area code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     The issuer had 8,722,931 shares of common stock outstanding as of December 31, 1999.

            Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------
      Item 1. Financial Statements                                          3

      AMERICAN SOIL TECHNOLOGIES, INC. (Unaudited Six Months)

              Comparative Unaudited Consolidated Balance
              Sheets as of December 31, 1999 and December 31, 1998          4

              Comparative Unaudited Consolidated Statements of
              Operations for the Six Months Ended December
              31, 1999 and December 31, 1998                                5

              Comparative Unaudited Consolidated Statements of
              Cash Flow for the Six Months Ended December
              31, 1999 and December 31, 1998                                6

              Notes to the Unaudited Consolidated Financial Statements      7

     AMERICAN SOIL TECHNOLOGIES, INC.

              Report of Independent Accountants

              Comparative Audited Consolidated Balance
              Sheets as of December 31, 1999 and December 31, 1998         13

              Comparative Audited Consolidated Statements of
              Operations for the Two Years Ended December
              31, 1999 and December 31, 1998                               14

              Comparative Audited Consolidated Statements of
              Cash Flow for the Two Years Ended December
              31, 1999 and December 31, 1998                               15

              Notes to the Audited Consolidated Financial Statements       16

     POLYMERS PLUS, L.L.C.

              Report of Independent Accountants                            23

              Comparative Audited Consolidated Balance
              Sheets as of December 31, 1999 and December 31, 1998         24

              Comparative Audited Consolidated Statements of
              Operations for the Two Years Ended December
              31, 1999 and December 31, 1998                               25

              Comparative Audited Consolidated Statements of
              Cash Flow for the Two Years Ended December
              31, 1999 and December 31, 1998                               26

              Notes to the Audited Consolidated Financial Statements       27

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                30

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                            32

      Item 2. Changes in Securities and Use of Proceeds                    32

      Item 3. Defaults Upon Senior Securities                              32

      Item 4. Submission of Matters to a Vote of Security Holders          32

      Item 5. Other Information                                            32

      Item 6. Exhibits and Reports On Form 8-K                             32

               (a)  Exhibits                                               32
               (b)  Reports On Form 8-K                                    32

                         PART I - FINANCIAL INFORMATION

                        AMERICAN SOIL TECHNOLOGIES, INC.

                          NOTES TO AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


1. PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of American Soil Technologies, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1999, the results of operations for the six months ended December 31, 1999, and December 31, 1998, and cash flows for the six months ended December 31, 1999, and December 31, 1998. Interim results are not necessarily indicative of results for a full year.

Also included are the financial statements for the two years ended December 31, 1999 of American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc. and the two years audited financial statements of Polymers Plus, L.L.C., the assets and operations of which were acquired by the Company as of the close of business on December 31, 1999. The Company also acquired in a reverse acquisition New Directions Manufacturing Inc., the assets and liabilities of New Directions were not significant and the financial statements of New Directions are omitted. The fiscal year end of the Company is June 30.

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                                 Balance Sheets
                                   (unaudited)


                                                            December 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Assets

Current Assets:

Cash and cash equivalents                            $    44,354    $    58,610
Accounts and notes receivable                            184,734        456,267
Receivable from stockholder                              117,200        117,200
Inventory                                                101,326        147,870
Deposits and prepaid expenses                            142,378         45,122
                                                     -----------    -----------
     Total Current Assets                                589,992        825,069

Property, plant and equipment, net of
  accumulated depreciation                               731,629        746,293
Patents, licenses and rights                             761,269
Deferred tax asset                                     1,984,200      1,894,000
Other assets                                              32,264         26,304
                                                     -----------    -----------
     Total Assets                                    $ 4,099,354    $ 3,491,666
                                                     ===========    ===========

Liabilities and Stockholders Equity

Current Liabilities:

Accounts payable                                     $   279,266    $    21,891
Accrued expenses                                           9,839         98,497
Deferred income                                            1,793         37,771
Short term loans payable                                  60,000
Payable to Stockholder                                    36,371
Current portion of long term debt                         13,643
                                                     -----------    -----------
     Total Current Liabilities                           400,912        158,159

Long term notes payable, less current portion             26,904
Reserve for remediation                                   50,000         50,000
Payables to stockholders                                                146,890
                                                     -----------    -----------
     Total Liabilities                                   477,816        355,049

Stockholders' Equity:

Common stock                                               8,723          5,507
Additional paid in capital                             6,678,276      6,053,939
Retained earnings (deficit)                           (3,065,461)    (2,922,829)
                                                     -----------    -----------
     Total Stockholders' Equity                        3,621,538      3,136,617
                                                     -----------    -----------
     Total Liabilities and Stockholders' Equity      $ 4,099,354    $ 3,491,666
                                                     ===========    ===========

              See accompanying notes to these financial statements.

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                            Statements of Operations
                                   (unaudited)


                                                      For the six months ended
                                                            December 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Revenue:

Soil and water treatment                             $ 1,103,648    $ 1,151,882
Hauling and miscellaneous sales                           36,430         69,993
                                                     -----------    -----------
     Gross Revenue                                     1,140,078      1,221,875

Cost of Operations

Materials and supplies                                   387,713        158,633
Labor and payroll costs                                  204,183        231,382
Facility costs                                            98,862        160,729
Equipment and maintenance                                106,879        108,293
Miscellaneous and operating costs                            310         29,024
                                                     -----------    -----------
     Total Cost of Operations                            797,947        688,061
                                                     -----------    -----------
     Gross Profit                                        342,131        533,814

Sales and marketing                                      159,634         94,554
Depreciation and amortization                             68,537         88,394
General and administrative                               249,545        408,358
Interest expense                                             704            490
                                                     -----------    -----------
     Total Selling and Administrative Expense            478,420        591,796
                                                     -----------    -----------
Loss before benefit for income taxes                    (136,289)       (57,982)

Benefit for income taxes                                  53,000         22,500
                                                     -----------    -----------
Net Income (Loss)                                    $   (83,289)   $   (35,482)
                                                     ===========    ===========

Loss per common share - basic and diluted            $     (0.02)   $     (0.01)
                                                     ===========    ===========
Weighted average common shares outstanding             5,507,420      5,507,420
                                                     ===========    ===========

              See accompanying notes to these financial statements.

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                            Statements of Cash Flows
                                   (unaudited)

                                                        For the six months ended
                                                              December 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
Cash Flow From Operating Activities:

Net Income (Loss)                                        $ (83,289)   $ (35,482)

Items Not Requiring Cash:

Amortization and depreciation                               68,537       88,394
Allowance for doubtful accounts                             18,116
Benefit of income tax credit                               (53,000)     (22,500)
                                                         ---------    ---------
     Cash Flow Used By Operations                          (49,636)      30,412

Adjustments To Reconcile Net Income (Loss) To Net
  Cash Used By Operating Activities:

(Increase)/decrease in accounts receivable                 577,003      185,932
(Increase)/decrease in inventory                            42,530       67,151
(Increase)/decrease in deposits and prepaid expenses       (52,385)    (123,849)
(Increase) in other assets                                                 (396)
(Decrease)/increase in accounts payable                    122,255      (14,473)
(Decrease) in accrued expenses                             (96,755)     (62,669)
(Decrease) in deferred income                             (419,264)    (294,451)
                                                         ---------    ---------
     Total Adjustments                                     173,384     (242,755)

Net Cash Flow Used by Operating Activities                 115,076     (212,343)

Cash Flow Used By Investing Activities:
Cash acquisition                                             8,672
Addition of property, plant and equipment                  (45,269)     (67,313)
                                                         ---------    ---------
     Total Cash Used By Investing Activities               (36,597)     (67,313)

Cash Flow From Financing Activities:
Repayment of stockholder advances                         (146,890)
Advances from Stockholders                                              146,890
                                                         ---------    ---------
     Total Cash Flow Provided/(Used) By
          Financing Activities                            (146,890)     146,890
                                                         ---------    ---------
Net increase/(decrease) in cash and cash equivalents       (59,739)    (132,766)

Cash at beginning of period                                104,093      191,376
                                                         ---------    ---------
Cash at end of period                                    $  44,354    $  58,610
                                                         =========    =========

              See accompanying notes to these financial statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - THE COMPANY

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") was incorporated in California on September 22, 1993. Effective December 31, 1999 the Company completed the reverse acquisition and acquisition described herein and changed its name from Soil Wash Technologies, Inc. to American Soil Technologies, Inc. and changed its state of domicile to Nevada. During 1999 and 1998 the Company operated as Soil Wash Technologies, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

LINE OF BUSINESS

The Company is primarily engaged in nonhazardous soil and water remediation for commercial business.

REVENUE RECOGNITION

Revenue is generally recognized upon tons processed and freight upon shipment to the customer or upon completion of the services and is fully earned.

ACCOUNTS RECEIVABLE

The  Company  provides   allowances  against  accounts  receivable  to  maintain
sufficient reserves to cover anticipated losses.

INVENTORY

Inventory is stated at the lower of cost or market, generally being determined on a first-in, first-out basis. Inventory consists of materials consumed in the soil and water remediation process.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, PLANT AND EQUIPMENT

Depreciation has been provided on the same basis for tax and financial accounting purposes using the straight-line, accelerated and declining balance methods. The estimated useful lives of the assets are as follows:

         Production equipment                        7-10 years
         Office equipment, furniture and fixtures    5-10 years
         Vehicles                                    3 years
         Leasehold improvements                      3-10 years

INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Depreciation and amortization for the six months ended December 31, 1999 and 1998 is $68,537 and $88,394, respectively.

         Property plant and equipment consist of the following:

                                                     December 31,   December 31,
                                                        1999           1998
                                                     -----------    -----------
         Production equipment                        $   912,845    $   854,747
         Office equipment, furniture and fixtures         59,544         53,045
         Vehicles                                         95,872         46,332
         Leasehold improvements                          528,793        520,003
                                                     -----------    -----------
                                                       1,597,054      1,474,127
         Less accumulated depreciation
           and amortization                             (865,425)      (727,834)
                                                     -----------    -----------
                                                     $   731,629    $   746,293
                                                     ===========    ===========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4 - RELATED PARTY DEBT

The notes payable stockholders and other payables to stockholders are due to significant shareholders of the Company and their affiliates. Repayments during December 31, 1999 were $146,890 and net advances during the six months ended December 31, 1998 was $146,890. The ending balances at December 31, 1999 and 1998, were $0 and $146,890, respectively. Interest expense for the periods was $704, and $490, respectively.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

The Company has various operating lease obligations which monthly payments. The Company has month to month leases for its plant sites and equipment. During the six months ended 1999 and 1998 the aggregate lease payments were $127,547 and $157,410, respectively. The Company expects the leases to continue or be replaced and that the ongoing lease costs will approximate that of 1999.

In conjunction with the lease of the land associated with the operating facilities, the Company is obligated to remediate the property to its original condition. The Company has provided a reserve to restore the property. At December 31, 1999 and 1998 the Company has reserved $50,000 and $50,000 to defray the final cost of at lease termination. The lease is month to month and can be terminated by either party with notice to the other.

NOTE 6 - INCOME TAXES

At December  31, 1999 and 1998,  the Company has  approximately  $4,859,000  and
$4,703,000 of net operating losses available to offset future income tax liability. The reserve for remediation is not deductible for tax purposes until paid and therefore the Company will have a deduction of the amount actually paid in the future. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these differences.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6 - INCOME TAXES (continued)

The components of deferred tax assets and liabilities are as follows:

                                                      December 31,  December 31,
                                                          1999         1998
                                                       ----------   ----------
     Tax effects of reserves for doubtful accounts
       and remediation                                 $   49,200   $   19,500
     Tax effects of carryforward benefits:
          Net operating loss carryforwards              1,935,000    1,874,500
                                                       ----------   ----------
     Tax effects of carryforwards
     Tax effects of future taxable differences and
          carryforwards                                 1,984,200    1,894,000
                                                       ----------   ----------
     Net deferred tax asset                            $1,984,200   $1,894,000
                                                       ==========   ==========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.8% state and 34.0% federal income tax rates for a net combined rate of 39.8%. The realized net operating losses expire over the next 20 years, as follows:

         Expiration                                      Amount
         ----------                                    ----------
            2008                                       $  130,000
            2009                                        1,074,000
            2010                                        1,058,000
            2011                                        1,016,000
            2012                                          915,000
            2018                                          510,000
            2019                                          156,000
                                                       ----------
            Total                                      $4,859,000
                                                       ==========

Management believes that it is more likely than not that the Company will realize the benfits of the deferred tax credits before each expires through 2019, therefore, no valuation reserve has been provided for this against the asset.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 7 - COMMON STOCK

At December 31, 1999 and 1998, the Company has 8,722,931 after the issuance of 3,215,511 on December 31, 1999 for the acquisitions described herein and 5,507,420 shares outstanding as a result of the stock split at December 31, 1999. At December 31, 1999, in conjunction with the acquisitions, the Company has 25,000,000 shares authorized and the outstanding shares were increased by a stock split of 45.90 for 1 to the original stockholders of the Company and changed the par value per share to $0.001. In accordance with SFAS 128, this split has been retroactively recorded as of January 1, 1998. Additionally, the capitalization of notes and advances payable to shareholders has retroactively been capitalized in the amount of $5,451,129 as part of that same transaction.

NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of December 31, 1999 and 1998, the weighted average number of shares outstanding after giving effect to the stock split in 1999 was 5,507,420 and 5,507,420, respectively. There were no dilutive items outstanding, therefore, basis and diluted loss per share are the same.

NOTE 9 - REORGANIZATION AND ACQUISITION - YEAR END EVENT

On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc. ("New Directions") wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999. Under the agreement, New Directions would sell to one of its directors the operating subsidiary in exchange for the cancellation of options and the shareholders of New Directions would receive one share of the Company for each fifteen shares of New Directions. The existing officers and directors of New Directions resigned and officers and directors nominated by the Company were appointed. The Company's fiscal year end will be June 30.

In addition, effective as of the close of business on December 31, 1999, the Company acquired in exchange for 2,360,323 shares of stock all of the outstanding interest in Polymers, Plus L.L.C. ("Polymers"). The Company acquired the operating assets of the Polymers, including its licenses, patents and contracts.

The purchase method of accounting was performed on New Directions and the assets and liabilities of Polymers based on the fair market value at the transaction date. The valuation of of New Directions and Polymers, including transaction costs estimated at $100,000 was $627,553 A summary of the assets and liabilities acquired, at December 31, 1999 were as follows:

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 9 - REORGANIZATION AND ACQUISITION - YEAR END EVENT (continued)

     Assets:
          Cash                                                   $   8,672
          Inventory                                                 25,380
          Deposits and prepaid expenses                              3,973
          Property, plant and equipment                             60,980
          Patents, licenses and rights                             761,269
          Other assets                                               5,925
                                                                 ---------
               Total Assets                                        866,199
     Liabilities:
          Current liabilities                                     (211,742)
          Long-term liabilities                                    (26,904)
                                                                 ---------
     Fair value of acquisitions                                  $ 627,553
                                                                 =========

In conjunction with these acquisitions, the Company issued an aggregate of 3,215,511 shares of its common stock to shareholders of New Directions and to Polymers and to consultants and promoters.

As a result of the closing of these acquisitions on December 31, 1999, the accompanying financial statements do not include the results of operations of the acquired entities for any period. The unaudited pro forma financial data does not purport to represent what the Company's results from continuing operations would actually have been had the transactions in fact occurred as of an earlier date, or project the results for any future date or period.

                                                           December 31,
                                                     --------------------------
     Pro Forma (unaudited)                              1999           1998
                                                     -----------    -----------
          Revenue                                    $ 1,155,805    $ 1,279,932
          Cost of goods sold                             828,488        724,442
                                                     -----------    -----------
            Gross profit                                 327,317        555,490
          Expenses
            Selling, general and administrative         (546,613)      (664,353)
            Interest expense                              (2,400)        (1,706)
                                                     -----------    -----------
          Loss from Operations                          (221,696)      (110,569)
          Tax Benefit                                     53,000         22,500
                                                     -----------    -----------
          Net income (Loss)                          $  (168,696)   $   (88,069)
                                                     ===========    ===========
          Loss per share                             $     (0.02)   $     (0.01)
                                                     ===========    ===========
          Weighted average number of shares            8,722,931      8,722,931
                                                     ===========    ===========

                        Report of Independent Accountants

To the Board of Directors

American Soil Technologies, Inc. (formerly Soil Wash Technologies, Inc.) Pasadena, California

     We have audited the accompanying balance sheets of American Soil Technologies, Inc. (formerly Soil Wash Technologies, Inc.) as of December 31, 1998 and 1999, and the related statements of operations and retained earnings (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. (formerly Soil Wash Technologies, Inc.) as of December 31, 1998 and 1999, and the results of operations and its cash flows for the two year then ended in conformity with generally accepted accounting principles.

                                        James C. Marshall, CPA, P.C.

Scottsdale, Arizona
February 18, 2000

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                                 Balance Sheets

                                                            December 31,
                                                      -----------   -----------
                                                         1999          1998
                                                      -----------   -----------
Assets

Current Assets:

Cash and cash equivalents                             $    44,354   $    58,610
Accounts and notes receivable                             184,734       456,267
Receivable from stockholder                               117,200       117,200
Inventory                                                 101,326       147,870
Deposits and prepaid expenses                             142,378        45,122
                                                      -----------   -----------
         Total Current Assets                             589,992       825,069

Property, plant and equipment, net of
  accumulated depreciation                                731,629       746,293
Patents, licenses and rights                              761,269
Deferred tax asset                                      1,984,200     1,894,000
Other assets                                               32,264        26,304
                                                      -----------   -----------
         Total Assets                                 $ 4,099,354   $ 3,491,666
                                                      ===========   ===========

Liabilities and Stockholders Equity

Current Liabilities:

Accounts payable                                      $   279,266   $    21,891
Accrued expenses                                            9,839        98,497
Deferred income                                             1,793        37,771
Short term loans payable                                   60,000
Payable to Stockholder                                     36,371
Current portion of long term debt                          13,643
                                                      -----------   -----------
         Total Current Liabilities                        400,912       158,159

Long term notes payable, less current portion              26,904
Reserve for remediation                                    50,000        50,000
Payables to stockholders                                                146,890
                                                      -----------   -----------
         Total Liabilities                                477,816       355,049

Stockholders' Equity:

Common stock                                                8,723         5,507
Additional paid in capital                              6,678,276     6,053,939
Retained earnings (deficit)                            (3,065,461)   (2,922,829)
                                                      -----------   -----------
         Total Stockholders' Equity                     3,621,538     3,136,617
                                                      -----------   -----------
         Total Liabilities and Stockholders' Equity   $ 4,099,354   $ 3,491,666
                                                      ===========   ===========

              See accompanying notes to these financial statements.

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                            Statements of Operations

                                                     For the year December 31,
                                                     --------------------------
                                                        1999            1998
                                                     -----------    -----------
Revenue:

Soil and water treatment                             $ 2,130,268    $ 1,820,875
Hauling and miscellaneous sales                           61,997        109,525
                                                     -----------    -----------
         Gross Revenue                                 2,192,265      1,930,400

Cost of Operations

Materials and supplies                                   693,497        394,420
Labor and payroll costs                                  408,561        447,235
Facility costs                                           233,197        312,799
Equipment and maintenance                                192,668        231,137
Miscellaneous and operating costs                            610         29,554
                                                     -----------    -----------
         Total Cost of Operations                      1,528,533      1,415,145
                                                     -----------    -----------
         Gross Profit                                    663,732        515,255

Sales and marketing                                      198,731        148,436
Depreciation and amortization                            137,591        178,000
General and administrative                               558,910        716,648
Interest expense                                           1,332          1,135
                                                     -----------    -----------
         Total Selling and Administrative Expense        896,564      1,044,219
                                                     -----------    -----------
Loss before benefit for income taxes                    (232,832)      (528,964)

Benefit for income taxes                                  90,200        205,700
                                                     -----------    -----------
Net Income (Loss)                                    $  (142,632)   $  (323,264)
                                                     ===========    ===========

Loss per common share - basic and diluted            $     (0.03)   $     (0.06)
                                                     ===========    ===========
Weighted average common shares outstanding             5,507,420      5,507,420
                                                     ===========    ===========

              See accompanying notes to these financial statements.

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                            Statements of Cash Flows

                                                       For the year December 31,
                                                        ----------------------
                                                          1999         1998
                                                        ---------    ---------
Cash Flow From Operating Activities:

Net Income (Loss)                                       $(142,632)   $(323,264)

Items Not Requiring Cash:

Amortization and depreciation                             137,591      178,000
Allowance for doubtful accounts                            76,500
Benefit of income tax credit                              (90,200)    (205,700)
                                                        ---------    ---------
         Cash Flow Used By Operations                     (18,741)    (350,964)

Adjustments To Reconcile Net Income (Loss) To Net
 Cash Used By Operating Activities:

(Increase)/decrease in accounts receivable                195,033     (262,117)
(Increase)/decrease in inventory                           71,924        6,802
(Increase)/decrease in deposits and prepaid expenses      (93,283)     128,599
(Increase) in other assets                                    (35)        (396)
(Decrease)/increase in accounts payable                   155,879      (27,462)
(Decrease) in accrued expenses                            (88,890)     (64,465)
(Decrease) in deferred income                             (35,978)     (34,867)
                                                        ---------    ---------
         Total Adjustments                                204,650     (253,906)

Net Cash Flow Used by Operating Activities                185,909     (604,870)

Cash Flow Used By Investing Activities:

Cash acquisition                                            8,672
Addition of property, plant and equipment                 (61,947)     (59,913)
                                                        ---------    ---------
         Total Cash Used By Investing Activities          (53,275)     (59,913)

Cash Flow From Financing Activities:

Repayment of stockholder advances                        (146,890)
Advances from Stockholders                                             146,890
Proceeds of capital contribution                                       552,207
                                                         ---------    ---------
         Total Cash Flow Provided/(Used) By
           Financing Activities                          (146,890)     699,097
                                                        ---------    ---------
Net increase/(decrease) in cash and cash equivalents      (14,256)      34,314

Cash at beginning of period                                58,610       24,296
                                                        ---------    ---------
Cash at end of period                                   $  44,354    $  58,610
                                                        =========    =========

              See accompanying notes to these financial statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") was incorporated in California on September 22, 1993. Effective December 31, 1999 the Company completed the reverse acquisition and acquisition described herein and changed its name from Soil Wash Technologies, Inc. to American Soil Technologies, Inc. and changed its state of domicile to Nevada. During 1999 and 1998 the Company operated as Soil Wash Technologies, Inc.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management. Management is responsible for their integrity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

LINE OF BUSINESS

The Company is primarily engaged in nonhazardous soil and water remediation for commercial business.

REVENUE RECOGNITION

Revenue is generally recognized upon tons processed and freight upon shipment to the customer or upon completion of the services and is fully earned.

ACCOUNTS RECEIVABLE

The  Company  provides   allowances  against  accounts  receivable  to  maintain
sufficient reserves to cover anticipated losses.

INVENTORY

Inventory is stated at the lower of cost or market, generally being determined on a first-in, first-out basis. Inventory consists of materials consumed in the soil and water remediation process.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, PLANT AND EQUIPMENT

Depreciation has been provided on the same basis for tax and financial accounting purposes using the straight-line, accelerated and declining balance methods. The estimated useful lives of the assets are as follows:

         Production equipment                        7-10 years
         Office equipment, furniture and fixtures    5-10 years
         Vehicles                                    3 years
         Leasehold improvements                      3-10 years

INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Depreciation and amortization for the year ended December 31, 1999 and 1998 is $137,591 and $178,000, respectively.

     Property plant and equipment consist of the following:

                                                      December 31,  December 31,
                                                         1999          1998
                                                      -----------   -----------
     Production equipment                             $   912,845   $   854,747
     Office equipment, furniture and fixtures              59,544        53,045
     Vehicles                                              95,872        46,332
     Leasehold improvements                               528,793       520,003
                                                      -----------   -----------
                                                        1,597,054     1,474,127
     Less accumulated depreciation and amortization      (865,425)     (727,834)
                                                      -----------   -----------
                                                      $   731,629   $   746,293
                                                      ===========   ===========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY DEBT

The notes payable stockholders and other payables to stockholders are due to significant shareholders of the Company and their affiliates. Repayments during December 31, 1999 were $146,890 and net advances during the year ended December 31, 1998 was $699,097. The ending balances at December 31, 1999 and 1998, were $0 and $146,890, respectively. Interest expense for the periods was $1,332, and $1,135, respectively.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

The Company has various operating lease obligations which monthly payments. The Company has month to month leases for its plant sites and equipment. During 1999 and 1998 the aggregate lease payments were $249,093 and $314,821, respectively. The Company expects the leases to continue or be replaced and that the ongoing lease costs will approximate that of 1999.

In conjunction with the lease of the land associated with the operating facilities, the Company is obligated to remediate the property to its original condition. The Company has provided a reserve to restore the property. At December 31, 1999 and 1998 the Company has reserved $50,000 and $50,000 to defray the final cost of at lease termination. The lease is month to month and can be terminated by either party with notice to the other.

NOTE 6 - INCOME TAXES

At December  31, 1999 and 1998,  the Company has  approximately  $4,859,000  and
$4,703,000 of net operating losses available to offset future income tax liability. The reserve for remediation is not deductible for tax purposes until paid and therefore the Company will have a deduction of the amount actually paid in the future. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these differences.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES (continued)

The components of deferred tax assets and liabilities are as follows:

                                                      December 31,  December 31,
                                                          1999         1998
                                                       ----------   ----------
     Tax effects of reserves for doubtful accounts
       and remediation                                 $   49,200   $   19,500
     Tax effects of carryforward benefits:
          Net operating loss carryforwards              1,935,000    1,874,500
                                                       ----------   ----------
     Tax effects of carryforwards
     Tax effects of future taxable differences and
       carryforwards                                    1,984,200    1,894,000
                                                       ----------   ----------
     Net deferred tax asset                            $1,984,200   $1,894,000
                                                       ==========   ==========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.8% state and 34.0% federal income tax rates for a net combined rate of 39.8%. The realized net operating losses expire over the next 20 years, as follows:

         Expiration                                    Amount
         ----------                                  -----------
            2008                                     $   130,000
            2009                                       1,074,000
            2010                                       1,058,000
            2011                                       1,016,000
            2012                                         915,000
            2018                                         510,000
            2019                                         156,000
                                                     -----------
              Total                                  $ 4,859,000
                                                     ===========

Management believes that it is more likely than not that the Company will realize the benfits of the deferred tax credits before each expires through 2019, therefore, no valuation reserve has been provided for this against the asset.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK

At December 31, 1999 and 1998, the Company has 8,722,931 after the issuance of 3,215,511 on December 31, 1999 for the acquisitions described herein and 5,507,420 shares outstanding as a result of the stock split at December 31, 1999. At December 31, 1999, in conjunction with the acquisitions, the Company has 25,000,000 shares authorized and the outstanding shares were increased by a stock split of 45.90 for 1 to the original stockholders of the Company and changed the par value per share to $0.001. In accordance with SFAS 128, this split has been retroactively recorded as of January 1, 1998. Additionally, the capitalization of notes and advances payable to shareholders has retroactively been capitalized in the amount of $5,451,129 as part of that same transaction.

NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of December 31, 1999 and 1998, the weighted average number of shares outstanding after giving effect to the stock split in 1999 was 5,507,420 and 5,507,420, respectively. There were no dilutive items outstanding, therefore, basis and diluted loss per share are the same.

NOTE 9 - REORGANIZATION AND ACQUISITION - YEAR END EVENT

On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc. ("New Directions") wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999. Under the agreement, New Directions would sell to one of its directors the operating subsidiary in exchange for the cancellation of options and the shareholders of New Directions would receive one share of the Company for each fifteen shares of New Directions. The existing officers and directors of New Directions resigned and officers and directors nominated by the Company were appointed. The Company's fiscal year end will be June 30.

In addition, effective as of the close of business on December 31, 1999, the Company acquired in exchange for 2,360,323 shares of stock all of the outstanding interest in Polymers, Plus L.L.C. ("Polymers"). The Company acquired the operating assets of the Polymers, including its licenses, patents and contracts.

The purchase method of accounting was performed on New Directions and the assets and liabilities of Polymers based on the fair market value at the transaction date. The valuation of of New Directions and Polymers, including transaction costs estimated at $100,000 was $627,553 A summary of the assets and liabilities acquired, at December 31, 1999 were as follows:

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - REORGANIZATION AND ACQUISITION - YEAR END EVENT (continued)

     Assets:
          Cash                                                        $   8,672
          Inventory                                                      25,380
          Deposits and prepaid expenses                                   3,973
          Property, plant and equipment                                  60,980
          Patents, licenses and rights                                  761,269
          Other assets                                                    5,925
                                                                      ---------
               Total Assets                                             866,199
     Liabilities:
          Current liabilities                                          (211,742)
          Long-term liabilities                                         (26,904)
                                                                      ---------
     Fair value of acquisitions                                       $ 627,553
                                                                      =========

In conjunction with these acquisitions, the Company issued an aggregate of 3,215,511 shares of its common stock to shareholders of New Directions and to Polymers and to consultants and promoters.

As a result of the closing of these acquisitions on December 31, 1999, the accompanying financial statements do not include the results of operations of the acquired entities for any period. The unaudited pro forma financial data does not purport to represent what the Company's results from continuing operations would actually have been had the transactions in fact occurred as of an earlier date, or project the results for any future date or period.

                                                            December 31,
                                                     --------------------------
     Pro Forma (unaudited)                              1999           1998
                                                     -----------    -----------
     Revenue                                         $ 2,249,303    $ 2,058,152
     Cost of goods sold                                1,557,946      1,486,223
                                                     -----------    -----------
       Gross profit                                      691,357        571,929
     Expenses

       Selling, general and administrative            (1,057,548)    (1,206,345)
       Interest expense                                   (4,539)        (3,549)
                                                     -----------    -----------
     Loss from Operations                               (370,730)      (637,965)
     Tax Benefit                                          90,200        205,700
                                                     -----------    -----------
     Net income (Loss)                               $  (280,530)   $  (432,265)
                                                     ===========    ===========
     Loss per share                                  $     (0.03)   $     (0.05)
                                                     ===========    ===========
     Weighted average number of shares                 8,722,931      8,722,931
                                                     ===========    ===========

                        Report of Independent Accountants

To the Board of Directors
Polymers Plus, L.L.C.
Willcox, Arizona

     We have audited the accompanying balance sheets of Polymers Plus, L.L.C. as of December 31, 1998 and 1999, and the related statements of operations and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polymers Plus, L.L.C. as of December 31, 1998 and 1999, and the results of operations and its cash flows for the two year then ended in conformity with generally accepted accounting principles.

                                        James C. Marshall, CPA, P.C.

Scottsdale, Arizona
February 18, 2000

                              POLYMERS PLUS, L.L.C.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                           1998         1999
                                                         ---------    ---------
ASSETS
Current assets:

Cash and cash equivalents                                $   1,654    $   8,672
Inventory                                                   18,800       25,380
Deposits and prepaid expenses                                3,973        3,973
                                                         ---------    ---------
 Total current assets                                       24,427       38,025

Property, plant and equipment, net of
  accumulated depreciation                                  38,724       60,980

Other assets, net of accumulated amortization                5,050        5,925
                                                         ---------    ---------
  Total assets                                           $  68,201    $ 104,930
                                                         =========    =========

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

Accounts payable                                         $   1,916    $   1,496
Accrued expenses                                                34          232
Short-term loans payable                                    60,000
Current portion of long term debt                            6,443       13,643
Payable to members                                          36,810       36,371
                                                         ---------    ---------
  Total current liabilities                                 45,203      111,742

Long term debt, less portion due within one year            11,317       26,904
                                                         ---------    ---------
  Total liabilities                                         56,520      138,646

Members' capital:

Members' capital account                                    11,681      (33,716)
                                                         ---------    ---------
  Total members' capital                                    11,681      (33,716)
                                                         ---------    ---------
  Total liabilities and members' capital                 $  68,201    $ 104,930
                                                         =========    =========

              See accompanying notes to these financial statements.

                              POLYMERS PLUS, L.L.C.
                             STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                       1998             1999
                                                     ---------        ---------
Revenue:
Sales                                                $ 127,424        $  56,925
Freight and miscellaneous sales                            328              113
                                                     ---------        ---------
Gross revenue                                          127,752           57,038

Cost of operations:
Materials and supplies                                  57,587           18,596
Equipment and maintenance                               13,491           10,817
                                                     ---------        ---------
 Total cost of operations                               71,078           29,413
                                                     ---------        ---------
 Gross income/(loss)                                    56,674           27,625

Sales and marketing costs                               34,400           35,583
Depreciation and amortization                           16,612           14,100
General and administrative costs                       112,249          112,633
Interest expense                                         2,414            3,207
                                                     ---------        ---------
 Sales and administrative costs                        165,675          165,523
                                                     ---------        ---------
Net income (loss)                                    $(109,001)       $(137,898)
                                                     =========        =========

              See accompanying notes to these financial statements

                              POLYMERS PLUS, L.L.C.
                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


Cash flow from operating activities:

Net loss                                                $(109,001)    $(137,898)

Items not requiring cash
Amortization and depreciation                              16,612        14,100
Accrued compensation                                       16,196
                                                        ---------     ---------
Net cash used by operating activities                     (76,193)     (123,798)

Adjustments to reconcile net loss to net cash used by operating activities

Changes in assets and liabilities:

Increase in inventory                                     (14,100)       (6,580)
Increase in deposits and prepaid expenses                  (1,633)
Increase in other assets                                                 (2,150)
(Decrease)/increase in accounts payable                       591          (420)
(Decrease)/increase in accrued expenses                    (1,593)         (241)
                                                        ---------     ---------
Total adjustments                                         (16,735)       (9,391)
                                                        ---------     ---------
Net cash flow from(used by) operating activities          (92,928)     (133,189)
                                                        ---------     ---------
Cash used by investing activities:

Purchases of property, plant and equipment                 (4,131)      (35,080)
                                                        ---------     ---------
Total cash used in investing activities                    (4,131)      (35,080)
                                                        ---------     ---------
Cash flow from financing activities:

Increase in notes and loans payable                        87,714
Repayment of debt                                         (10,578)       (4,927)
Proceeds from Increase in equity                          105,000        92,500
                                                        ---------     ---------

Total cash flow from financing activities                  94,422       175,287

Net increase/(decrease in cash                             (2,637)        7,018

Cash at beginning of period                                 4,291         1,654
                                                        ---------     ---------
Cash at end of period                                   $   1,654     $   8,672
                                                        =========     =========

              See accompanying notes to these financial statements.

                              POLYMERS PLUS, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 1 - ORGANIZATION

Polymers Plus, L.L.C. ("Polymers") was organized on July 15, 1995 in the state of Arizona. Polymers is organized as a limited liability company. The business of the company is the development, manufacture and sale of agricultural water and soil conservation products.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Polymers Plus, L.L.C. is presented to assist in understanding these financial statements. The financial statements and notes are representations of the Polymers' management. Management is responsible for their integrity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

LINE OF BUSINESS

Polymers is primarily engaged in the manufacture and sale of agricultural enhancement products to farms and horticultural interests.

EQUIPMENT AND DEPRECIATION

Depreciation has been provided on the same basis for tax and financial accounting purposes using the straight-line, accelerated and declining balance methods. The estimated useful lives of the assets are as follows:

Production equipment                                                     5 Years
Office equipment, furniture and fixtures                                 7 Years
Vehicles                                                                 5 Years

ORGANIZATION COSTS

Polymers is amortizing the organizational costs of $6,375 are being amortized over 60 months on a straight-line basis.

PATENTS

Polymers owns various licenses and patents for the production and sale of agricultural polymer products. The cost of these licenses and patents have been expensed as incurred by Polymers. The patents and related licenses have terms expiring through 2017.

                              POLYMERS PLUS, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

TAX STRUCTURE

Polymers was organized as a limited liability company whereby its income and losses are attributed to the individual members in proportion to their individual ownership percentages in the same manner as income and loss are attributed to limited partners of a partnership.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the year ended December 31, 1998 and 1999 is $ 15,337 and $12,825, respectively. Amortization of organizational expense for the years is $1,275 and $1,275, respectively.

Property, plant and equipment consist of the following:

                                                              1998        1999
                                                             -------     -------
Production equipment                                         $28,131     $28,131
Furniture and fixtures                                         4,856       4,802
Vehicles                                                      28,665      63,799
                                                             -------     -------
                                                              61,652      96,732
Accumulated depreciation                                      22,928      35,752
                                                             -------     -------
                                                             $38,724     $60,980
                                                             =======     =======

NOTE 4 - LONG TERM DEBT

     Long term debt consists of the following:

Note Payable - Bank                                          $17,760     $12,813
Note Payable - GMAC                                                       27,734
                                                             -------     -------
                                                              17,760      40,547
Current portion of long term debt                              6,443      13,643
                                                             -------     -------
Long term portion                                            $11,317     $26,904
                                                             =======     =======

NOTE 5 - COMMITMENT AND CONTINGENCIES

Polymers has certain operating leases for equipment requiring annual lease payments of $23,850, through December, 2002.

                              POLYMERS PLUS, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 6 - RELATED PARTY TRANSACTIONS

A contract between the managing member and Polymers provides that the managing member is to receive an annual compensation of $36,000. The unpaid balance due the member has been accrued and is included in the payable to members amount.

NOTE 7 - EXCHANGE AGREEMENT

In 1999, Polymers entered into an exchange agreement with Soil Wash Technologies, Inc., subsequently renamed to American Soil Technologies, Inc. whereby Polymers was to receive 2,360,323 shares of American Soil Technologies, Inc. in exchange for all of the assets, liabilities and contracts of Polymers. This exchange was competed as of December 31, 1999. The business and operations Polymers will continue as a division of American Soil Technologies, Inc., under the name Agriblend.

NOTE 8 - MEMBERS' EQUITY

During  1998  and  1999,   the  members   contributed   $105,000   and  $92,500,
respectively, to Polymers.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

On September 29, 1999, the Company signed a letter of intent for an acquisition and stock exchange in which the Company will be the surviving entity. Effective as of December 31, 1999, and completed on January 2, 2000, the Company completed an acquisition and stock exchange in which the Company is the surviving entity. In the acquisition, the Company spun off its operating subsidiary, New Directions Manufacturing, Inc., an Arizona corporation ("New Directions-Arizona"), and changed its name to American Soil Technologies, Inc. After a 15 for 1 reverse stock split, New Directions shareholders received ASTI stock in exchange for their New Directions stock.

American Soil Technologies, Inc. was formed by merging the respective assets and liabilities of Soil Wash Technologies, Inc. and Polymers Plus, LLC. Soil Wash Technologies owns and operates a commercial non-hazardous soil and water remediation facility which is located in San Diego, California and Polymers Plus has developed, patented and trademarked product lines that can be used in agriculture, turf, garden and landscaping. When tilled into the soil, AGRIBLEND PLUS(R) creates a Semi-Permeable Barrier beneath the soil surface that cost effectively retains moisture, nutrients, and herbicides in the germination and root zone. The technological link between the merger of Soil Wash Technologies and Polymers Plus is the expert knowledge each company has with respect to polymers and soil.

RESULTS OF OPERATIONS

Six Months Ended December 31, 1999 as compared to the Six Months Ended December 31, 1998

NET SALES

Net sales of $1,140,078 for the second quarter of fiscal 2000, which ended December 31, 1999, were less than the sales of the same period for the previous year of $1,221,875 by $81,797 or 7.17%. The second quarter sales losses can largely be attributed to the general reduction nationally in the sale of agricultural products.

COST OF SALES AND GROSS PROFIT

The gross profit was $242,131 or 30.0% in the quarter ending December 31, 1999 in comparison with $533,814 or 43.68% for the same quarter the previous year. As a percentage of sales, cost of sales was 82.74% compared to 61.06% during the same aforementioned time periods. The decrease in gross profit margin for the two quarters was primarily due to an increase in material and supply costs.

OPERATING EXPENSES

Operating expenses were $797,947 or 69.99% of net sales during the six months ending December 31, 1999. This compares with $688,061 or 56.31% for the period ending December 31, 1998.

Operating expenses for the 6 months ending December 31, 1999 decreased $113,376 or 9.6% compared to the same period in 1998. The difference was primarily due to a decrease in General and Administrative expenses.

INTEREST

Net interest expense for the 6 months ending December 31, 1999 increased $214 compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for sales and marketing and operating expenses, including labor costs, raw materials purchases, and funding of accounts receivable. The Company's primary sources of cash have been from operations.

Accounts receivable-net at December 31, 1999 decreased $301,533 from December 31, 1998. The decrease in receivables is primarily due to the collection of some older receivables during this period. The Company has not recognized any significant bad debt expense in any of the periods represented.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $700,000. To attract this investment, the Company is completing a private sale of convertible debentures raising a total of $1,075,000 and expects to complete this offering by March 1, 2000. There can be no assurances that the Company can obtain such additional funds as may be needed to expand production, increase sales, and ultimately achieve profitability.

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

                                        AMERICAN SOIL TECHNOLOGIES, INC.
                                        (Registrant)


Date: February 22, 2000                 /s/ Neil C. Kitchen
                                        ----------------------------------------
                                        NEIL C. KITCHEN
                                        President, Chief Executive Officer,