Form 10QSB
period 2000-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2000-05-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   -----------------  -----------------

                        COMMISSION FILE NUMBER 000-22855


                        AMERICAN SOIL TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       95-4627685
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  215 N. Marengo, Suite 110, Pasadena, CA 91101
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (619) 521-8547
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of May 8, 2000, the number of shares of Common Stock issued and outstanding was 8,776,358.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL  INFORMATION

  Item 1. Financial Statements

          Independent Accountants' Review Report                             3

          Balance Sheets - March 31, 2000 and 1999                           4

          Statement of Operations - For the nine months
           and three months ended March 31, 2000 and 1999                    5

          Statement of Cash Flows - For the nine months
           and three months ended March 31, 2000 and 1999                    6

          Notes to Financial Statements                                      8

  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                              14


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                 17
  Item 2. Changes in Securities                                             17
  Item 3. Defaults Upon Senior Securities                                   17
  Item 4. Submission of Matters to a Vote of Security Holders               17
  Item 5. Other Information                                                 17
  Item 6. Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


[James C. Marshall, CPA, PC Letterhead]


                       INDEPENDENT AUDITOR'S REVIEW REPORT


To the Board of Directors

AMERICAN SOIL TECHNOLOGIES, INC.

We have reviewed the accompanying balance sheets of American Soil Technologies, Inc. and the related statements of operations, and cash flows as of March 31, 2000 and 1999, and for the nine months and three months period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of American Soil Technologies, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended; and in our report dated February 18, 2000, we expressed an unqualified opinion on those financial statements.


                                        /s/ James C. Marshall, CPA, PC

Scottsdale, Arizona
May 9, 2000

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                                 Balance Sheets
                                   (unaudited)

                                                             March 31,
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------
Assets

Current Assets:

Cash and cash equivalents                           $   438,628     $     2,781
Accounts and notes receivable                           302,343         580,287
Receivable from stockholder                             117,200         117,200
Inventory                                               160,676         109,124
Deposits and prepaid expenses                           140,379          29,064
                                                    -----------     -----------
  Total Current Assets                                1,159,226         838,456

Property, plant and equipment, net of
    accumulated depreciation                            734,499         746,293
Patents, licenses and rights                            750,069
Deferred tax asset                                    2,020,900       1,944,300
Other assets                                             33,242          26,304
                                                    -----------     -----------
  Total Assets                                      $ 4,697,936     $ 3,535,401
                                                    ===========     ===========

Liabilities and Stockholders Equity

Current Liabilities:

Accounts payable                                    $    88,556     $    61,183
Accrued expenses                                         18,381          29,948
Deferred income                                          15,855          37,104
Short term loans payable                                 76,918
Payable to stockholder                                   60,000
                                                    -----------     -----------
  Total Current Liabilities                             259,710         128,235

Reserve for remediation                                  50,000          50,000
Debentures payable                                      825,000
Payables to stockholders                                                299,671
                                                    -----------     -----------

  Total Liabilities                                   1,134,710         477,906

Stockholders' Equity:

Common stock                                              8,723           5,507
Additional paid in capital                            6,678,276       6,053,939
Retained earnings (deficit)                          (3,123,773)     (3,001,951)
                                                    -----------     -----------
  Total Stockholders' Equity                          3,563,226       3,057,495
                                                    -----------     -----------
  Total Liabilities and Stockholders' Equity        $ 4,697,936     $ 3,535,401
                                                    ===========     ===========

See accompanying notes to these financial statements.

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                            Statements of Operations
                                   (unaudited)

                                        For the nine months ended           For the three months ended
                                                March 31,                            March 31,
                                       ---------------------------         ---------------------------
                                           2000           1999                 2000           1999
                                       -----------     -----------         -----------     -----------
Revenue:
Soil and water treatment               $ 1,358,869     $ 1,578,499         $   225,221     $   426,617
Hauling and miscellaneous Sales             92,035          95,301              55,605          25,308
                                       -----------     -----------         -----------     -----------
  Gross Revenue                          1,450,904       1,673,800             310,826         451,925

Cost of Operations

Materials and supplies                     394,058         462,497               6,345         303,864
Labor and payroll costs                    256,122         246,853              51,939          15,471
Facility costs                             118,504         168,993              19,642           8,634
Equipment and maintenance                  199,955         151,929              93,076          43,636
Miscellaneous and operating costs            3,380          29,061               3,070              37
                                       -----------     -----------         -----------     -----------
  Total Cost of Operations                 972,019       1,059,333             174,072         371,272
                                       -----------     -----------         -----------     -----------

  Gross Profit                             478,885         614,467             136,754          80,653

Sales and marketing                        200,335         122,323              40,701          27,769
Depreciation and amortization               87,639         125,024              19,102          36,630
General and administrative                 412,329         553,406             162,784         145,048
Interest expense                             9,283           1,118               8,579             628
                                       -----------     -----------         -----------     -----------
  Total Selling and
    Administrative Expense                 709,586         801,871             231,166         210,075
                                       -----------     -----------         -----------     -----------

Loss before benefit for income taxes      (230,701)       (187,404)            (94,412)       (129,422)

Benefit for income taxes                    89,700          72,900              36,700          50,300
                                       -----------     -----------         -----------     -----------

Net Income (Loss)                      $  (141,001)    $  (114,504)        $   (57,712)    $   (79,122)
                                       ===========     ===========         ===========     ===========
Loss per common share
  - basic                              $     (0.02)    $     (0.02)        $     (0.01)    $     (0.01)
                                       ===========     ===========         ===========     ===========
  - diluted                            $     (0.02)    $     (0.02)        $     (0.01)    $     (0.01
                                       ===========     ===========         ===========     ===========
Weighted average common shares
 outstanding
  - basic                                6,571,462       5,507,420           8,722,931       5,507,420
                                       ===========     ===========         ===========     ===========
  - diluted                              6,684,099       5,507,420           8,835,568       5,507,420
                                       ===========     ===========         ===========     ===========

See accompanying notes to these financial statements.

                         American Soil Technologies, Inc
                     (formerly Soil Wash Technologies, Inc.)
                            Statements of Cash Flows
                                   (unaudited)

                                                  For the nine months ended     For the three months ended
                                                          March 31,                       March 31,
                                                   ------------------------     ---------------------------
                                                     2000           1999            2000            1999
                                                   ---------      ---------       ---------       ---------
Cash Flow From Operating Activities:
  Net Income (Loss)                               $(141,001)      $(114,504)      $ (57,712)      $ (79,122)

Items Not Requiring Cash:
  Amortization and depreciation                      87,639         125,024          19,102          36,630
  Allowance for doubtful accounts                    18,116
  Benefit of income tax credit                      (89,700)        (72,800)        (36,700)        (50,300)
                                                  ---------       ---------       ---------       ---------
      Cash Flow (Used) by Operations               (124,946)        (62,280)        (75,310)        (92,792)

Adjustments To Reconcile Net Income (Loss)
 to Net Cash Used by Operating Activities:
  (Increase)/decrease in accounts receivable        450,522          61,912        (117,809)       (124,020)
  (Increase) in inventory                           (70,683)       (187,851)        (18,298)        (64,002)
  (Increase)/decrease in deposits and
   prepaid expenses                                   3,477         185,957         (39,053)        118,806
  (Increase)/decrease in other assets                10,222            (396)         10,222
  (Decrease)/increase in accounts payable           (68,455)         24,819        (190,710)         39,292
  (Decrease)/increase in accrued expenses           (88,213)       (131,218)          8,542         (68,549)
  (Decrease)/increase in deferred income           (405,202)       (295,118)         14,062            (667)
                                                  ---------       ---------       ---------       ---------
      Total Adjustments                            (168,332)       (341,895)       (333,044)        (99,140)

Net Cash Flow Used by Operating Activities         (293,278)       (404,175)       (408,354)       (191,932)

                                                   For the nine months ended      For the three months ended
                                                            March 31,                      March 31,
                                                    ------------------------       -------------------------
                                                       2000           1999            2000            1999
                                                    ---------      ---------       ---------       ---------
Cash Flow Used by Investing Activities:

Addition of property, plant and equipment            (50,297)        (84,001)        (22,372)        (16,678)
                                                   ---------       ---------       ---------       ---------
      Total Cash Used By Investing Activities        (50,297)        (84,001)        (22,372)        (16,678)

Cash Flow From Financing Activities:

Repayment of stockholder advances                   (146,890)
Advances from Stockholders                                           299,671                         152,781
Issuance of Convertible debentures                   825,000                         825,000
                                                   ---------       ---------       ---------       ---------
      Total Cash Flow Provided By
        Financing Activities                         678,110         299,671         825,000         152,781
                                                   ---------       ---------       ---------       ---------
Net increase/(decrease) in cash and
 cash equivalents                                    334,535        (188,505)        394,274         (55,829)

Cash at beginning of period                          104,093         191,376          44,354          58,610
                                                   ---------       ---------       ---------       ---------

Cash at end of period                              $ 438,628       $   2,871       $ 438,628       $   2,781
                                                   =========       =========       =========       =========

See accompanying notes to these financial statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)
     NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

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

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)
     NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

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

      Production equipment                                 7-10 years
      Office equipment, furniture and fixtures             5-10 years
      Vehicles                                             3 years
      Leasehold improvements                               3-10 years

PATENTS, LICENSES AND RIGHTS

The company is amortizing the patents acquired in the December 31, 1999 acquisition over a straight-line method over seventeen years.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Depreciation and amortization for the nine months ended March 31, 2000 and 1999 is $87,639 and $125,024, respectively.

Property plant and equipment consist of the following:

                                                      March 31,       March 31,
                                                        2000            1999
                                                    -----------     -----------

Production equipment                                $   923,587     $   854,747
Office equipment, furniture and fixtures                 59,544          53,045
Vehicles                                                 95,872          46,332
Leasehold improvements                                  528,793         520,003
                                                    -----------     -----------
                                                      1,607,796       1,474,127
Less accumulated depreciation and amortization         (873,297)       (727,834)
                                                    -----------     -----------
                                                    $   734,499     $   746,293
                                                    ===========     ===========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)
     NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 4 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The stock is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures are subscribed and at March 31, 2000 the outstanding balance of the debt is $825,000. If all debt is converted the Company would issue 441,667 shares and based on the current outstanding balance 275,000 would be issued if the holders elect to convert.

NOTE 5 - RELATED PARTY DEBT

The notes payable stockholders and other payables to stockholders are due to significant shareholders of the Company and their affiliates. Repayments the nine months ended March 31, 2000 was $146,890. The ending balances at March 31, 2000 and 1999, were $60,000 and $299,671, respectively. Interest expense for the periods was $740, and $1,118, respectively.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

The Company has various operating lease obligations which monthly payments. The Company has month to month leases for its plant sites and equipment. During the nine months ended March 31, 2000 and 1999 the aggregate lease payments were $191,000 and $236,000, respectively. The Company expects the leases to continue or be replaced and that the ongoing lease costs will approximate the current levels.

In conjunction with the lease of the land associated with the operating facilities, the Company is obligated to remediate the property to its original condition. The Company has provided a reserve to restore the property. At March 31, 2000 and 1999 the Company has reserved $50,000 and $50,000 to defray the final cost of at lease termination. The lease is month to month and can be terminated by either party with notice to the other.

NOTE 7 - INCOME TAXES

At March  31,  2000 and 1999,  the  Company  has  approximately  $4,953,000  and
$4,832,000 of net operating losses available to offset future income tax liability. The reserve for remediation is not deductible for tax purposes until paid and therefore the Company will have a deduction of the amount actually paid in the future. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these differences.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)
     NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 7 - INCOME TAXES (continued)

The components of deferred tax assets and liabilities are as follows:

                                                        March 31,     March 31,
                                                          2000          1999
                                                       ----------     ----------
Tax effects of reserves for doubtful accounts
  and remediation                                      $   49,200     $   19,500
Tax effects of carryforward benefits:
  Net operating loss carryforwards                      1,971,700      1,924,800
                                                       ----------     ----------
Tax effects of carryforwards
Tax effects of future taxable differences and
  carryforwards                                         2,020,900      1,944,300
                                                       ----------     ----------
Net deferred tax asset                                 $2,020,900     $1,944,300
                                                       ==========     ==========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.8% state and 34.0% federal income tax rates for a net combined rate of 39.8%. The realized net operating losses expire over the next 20 years, as follows:

         Expiration                                     Amount
         ----------                                     ------

            2008                                    $  130,000
            2009                                     1,074,000
            2010                                     1,058,000
            2011                                     1,016,000
            2012                                       915,000
            2018                                       510,000
            2019                                       156,000
            2020                                        94,000
                                                    ----------
               Total                                $4,953,000
                                                    ==========

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2020, therefore, no valuation reserve has been provided for this against the asset.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)
     NOTES TO FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 8 - COMMON STOCK

At March 31, 2000, the Company has 8,722,931 share outstanding after the issuance of 3,215,511 on December 31, 1999 for the acquisitions described herein and 5,507,420 shares outstanding as a result of the stock split at December 31, 1999. At December 31, 1999, in conjunction with the acquisitions, the Company has 25,000,000 shares authorized and the outstanding shares were increased by a stock split of 45.90 for 1 to the original stockholders of the Company and changed the par value per share to $0.001. In accordance with SFAS 128, this split has been retroactively recorded as of July 1, 1998. Additionally, the capitalization of notes and advances payable to shareholders has retroactively been capitalized in the amount of $5,451,129 as part of that same transaction.

NOTE 9 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of March 31, 2000 and 1999, the weighted average number of shares outstanding after giving effect to the stock split in 1999 was 6,571,462 and 5,507,420, respectively. The dilutive effect of the debentures outstanding increased the weighted average share to 6,684,099 at March 31, 2000, resulted in the same loss per share as the basic loss per share.

NOTE 10 - REORGANIZATION AND ACQUISITION

On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc. ("New Directions") wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999. Under the agreement, New Directions would sell to one of its directors the operating subsidiary in exchange for the cancellation of options and the shareholders of New Directions would receive one share of the Company for each fifteen shares of New Directions. The existing officers and directors of New Directions resigned and officers and directors nominated by the Company were appointed. The Company's financial year end was changed to June 30.

In addition, effective as of the close of business on December 31, 1999, the Company acquired in exchange for 2,360,323 shares of stock all of the assets and certain liabilities of Polymers, Plus L.L.C. ("Polymers"). The Company acquired the operating assets of the Polymers, including its licenses, patents and contracts.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     (FORMERLY SOIL WASH TECHNOLOGIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - REORGANIZATION AND ACQUISITION (continued)

The purchase method of accounting was performed on New Directions and the assets and liabilities of Polymers based on the fair market value at the transaction date. The valuation of of New Directions and Polymers, including transaction costs estimated at $100,000 was $627,553 A summary of the assets and liabilities acquired, at December 31, 1999 were as follows

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
                                                  =========

In conjunction with these acquisitions, the Company issued and aggregate of 3,215,511 shares of its common stock to shareholders of New Directions and to Polymers and to consultants and promoters.

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

                                                            March 31
                                                  -----------------------------
Pro Forma (unaudited)                                2000               1999
                                                  -----------       -----------

Revenue                                           $ 1,466,631       $ 1,733,553
Cost of goods sold                                  1,002,560         1,095,714
                                                  -----------       -----------
   Gross profit                                       464,071           637,839

Expenses
   Selling, general and administrative               (769,200)         (874,918)
   Interest expense                                   (10,979)           (2,334)
                                                  -----------       -----------
Loss from Operations                                 (316,108)         (239,413)
Tax Benefit                                            89,700            72,900
                                                  -----------       -----------
Net income (Loss)                                 $  (226,408)      $  (166,513)
                                                  ===========       ===========
Loss per share                                    $     (0.03)      $     (0.02)
                                                  ===========       ===========
Weighted average number of shares                   8,722,931         8,722,931
                                                  ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

OVERVIEW

During the quarter ended March 31, 2000, the Company's efforts were directed toward securing interim financing through issuance of debentures, opening regional sales offices, hiring regional managers and key top executives, completing a series of Agriblend product installations and corporate presentations, and consolidating the administrative and management functions of the Agriblend and Soil Wash Divisions.

       RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The Company had revenues during the quarter ended March 31, 2000 of $310,826, which consisted of a Technology Licensing Agreement of $33,000, Agriblend product installations of $62,804, and revenues from soil wash operations of $129,417. Cost of revenue for the quarter ended March 31, 2000 was $174,072, leaving a gross profit of $136,754. Losses from the Soil Wash Division can be largely attributed to postponement of delivery of contaminated soil under contract from major developments in downtown San Diego. Losses from the Agriblend Division can largely be attributed to start-up costs related to hiring personnel and establishing branch offices and to promotional costs associated with sales and marketing.

     RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues for the nine months ended March 31, 2000 were lower as a result of the postponement of delivery of contaminated soil under contract from major developments in downtown San Diego in the third quarter. The operations for the first two quarters reflect only the operations of the Company prior to the Agriblend acquisition.

     LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $438,628 and $2,781 at March 31, 2000 and 1999, respectively. Net cash used by operations was $408,354 for the quarter ended March 31, 2000 compared to $191,932 for the comparable quarter ended March 31, 1999. In preparing for distribution of its products in foreign countries, the Company expended approximately $30,000 for patent registrations and related legal work.

During the quarter ended March 31, 2000, the Company raised $1,325,000 from private placement of Debentures, of which $825,000 had been funded at March 31, 2000 and the balance is due by fiscal year end June 30, 2000. As a result of these proceeds, the Company has working capital (current assets less current liabilities) of $899,516 as of March 31, 2000 compared to working capital of $189,080 as of December 31, 1999.

To date, the Company has financed its operations principally through the sale of Debentures. The Company believes that it has sufficient cash to continue its operations through December 31, 2000, and anticipates that cash generated from projected sales and an anticipated private placement during the quarter ending June 30, 2000 will enable it to fulfill its projected operational budget for the fiscal year 2001. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: 1) the sales revenue generated by the Agriblend Division; 2) the level of sales and marketing activities related to domestic sales from the Agriblend Division; 3) the level of distributor support related to development of international sales associated with the Agriblend Division and; 4) continuing delivery of contaminated soil to and revenue from the Soil Wash Division.

There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     To the best knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter the Company sold or committed to sell convertible debentures with an aggregate face amount of $1,325,000 due in the first quarter of 2002. The debentures have an interest rate of ten percent per annum, payable quarterly. The debentures are convertible into common stock of the Company at a rate of one share for every three dollars of debentures surrendered. At March 31, 2000 there was $825,000 of debentures outstanding. If all of the debentures are funded, the holders will have the right to exchange the debentures for a total of 441,667 shares. If no additional amounts are funded the holders of the $825,000 will have the right to exchange their holdings for 275,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     1.   The following Exhibits are filed herein:

          4.1  Convertible Debenture - Lump Sum Contribution (Form)
          4.2  Convertible Debenture - Incremental (Form)
          27.1 Financial Data Schedule

     2.   Reports on Form 8-K filed:

     On January 14, 2000, the Company filed a Form 8-K disclosing its exchange transaction with New Directions Manufacturing, Inc., stock split, and change in officers.

     On March 13, 2000, the Company filed an Amendment to its Form 8-K of January 14, 2000, filing the required financial statements for its transaction with New Directions Manufacturing, Inc.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                        AMERICAN SOIL TECHNOLOGIES, INC.


DATED: May 15, 2000                     By: /s/ Neil C. Kitchen
                                            ------------------------------------
                                            Neil C. Kitchen, President, Chief
                                            Executive Officer


                                        By: /s/ Sean Lee
                                            ------------------------------------
                                            Sean Lee, Chief Financial Officer