Form 10KSB40
period 2000-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2000-09-27
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 000-22855

                        AMERICAN SOIL TECHNOLOGIES, INC.
           (Name of small business issuer as specified in its charter)

                Nevada                                         86-0671974
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

       215 N. Marengo, Suite 110
         Pasadena, California                                    91101
(Address of principal executive offices)                       (Zip code)

                                 (619) 521-8547
                (Issuer's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                     (None)

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended June 30, 2000, were $1,961,325. As of August 24, 2000, Registrant had 8,791,358 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $13,637,969. This calculation is based upon the closing sales price of $4.625 per share on September 19, 2000.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

The following documents are incorporated herein by reference: Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583), Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 15, 1998 (File No. 000-22855), and Report on Form 10-QSB for the quarter ended March 30, 2000, filed on May 15, 2000 are incorporated in Part IV,
Item 13(a).

                                TABLE OF CONTENTS


PART I                                                                      PAGE
------                                                                      ----

Item 1    Description of Business...........................................  1

Item 2    Description of Property...........................................  4

Item 3    Legal Proceedings.................................................  4

Item 4    Submission of Matters to a Vote of Security Holders ..............  5

PART II

Item 5    Market for Common Equity and Related Stockholder Matters..........  6

Item 6    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  6

Item 7    Financial Statements..............................................  9

Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 10

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................. 10

Item 10   Executive Compensation............................................ 11

Item 11   Security Ownership of Certain Beneficial Owners and Management.... 12

Item 12   Certain Relationships and Related Transactions.................... 13

PART IV

Item 13   Exhibits and Reports on Form 8-K.................................. 14

                                     PART I

ITEM 1 - BUSINESS

     A. BUSINESS DEVELOPMENT

          1. FORM AND YEAR OF ORGANIZATION

     American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") was incorporated in California on September 22, 1993. Effective December 31, 1999 the Company completed the reverse acquisition and acquisition described herein and changed its name from Soil Wash Technologies, Inc. to American Soil Technologies, Inc. and changed its state of domicile to Nevada. During 1999 and 1998, the Company operated as Soil Wash Technologies, Inc.

          2. ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

     Not Applicable.

          3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

     On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc. ("New Directions") wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999. Under the agreement, New Directions would sell to one of its directors the operating subsidiary in exchange for the cancellation of options and the shareholders of New Directions would receive one share of the Company for each fifteen shares of New Directions. The existing officers and directors of New Directions resigned and officers and directors nominated by the Company were appointed. The Company's fiscal year end was changed to June 30.

     In addition, effective as of the close of business on December 31, 1999, the Company acquired in exchange for 2,360,323 shares of stock all of the assets and certain liabilities of Polymers, Plus LLC ("Polymers"). The Company acquired the operating assets of the Polymers, including its licenses, patents and contracts.

     B. BUSINESS OF ISSUER

          1. PRINCIPAL PRODUCTS AND THEIR MARKET

     The Company's Soil Wash Division is primarily engaged in nonhazardous soil and water remediation for commercial business and its Agriblend Division is primarily engaged in manufacturing and marketing agriculture soil amendments.

     American Soil Technologies, Inc. develops, manufactures and markets cutting-edge technology that decreases the need for water in dry land farming, irrigated farming and other plant growing environments while increasing crop yield and reducing the environmental damage caused by common farming practices. In addition, the Company holds exclusive rights to a soil washing technology that removes hydrocarbon (petroleum) products from contaminated soil and recycles the soil for commercial use.

     The Soil Wash Division's primary clients include major utility companies, oil companies, environmental consultants, redevelopment contractors and developers, the City of San Diego, and the Military. Services offered by the Soil Wash Division include recycling hydrocarbon contaminated water for reuse in the soil wash process and recycling non-hazardous petroleum contaminated soil.

     The Agriblend Division of American Soil Technologies manufactures and markets two primary products: Agriblend(TM) Plus, a patented soil amendment developed for agriculture and Agriblend(TM) Lawn and Garden developed for homes, parks, golf courses and other turf related applications.

          2. DISTRIBUTION

     The Soil Wash Division operates from a "fixed" Class II facility, permitted by the Regional Water Quality Control Board. The facility is located in Mission Valley, California. The primary market area is San Diego County.

     The Agriblend Division markets primarily in the western United States and Mexico. In August 2000, the Company entered into an exclusive distribution agreement with UAP (United Agri Products, a division of Con Agra) to distribute Agriblend in Texas, New Mexico, and Oklahoma. In June 2000, the Company signed an Exclusive Distribution Agreement with Sunpride, Inc. (a division of the Gerber Goldschmidt Group) to distribute Agriblend in Mexico. The Company is presently negotiating distribution agreements with other parties for the territories of Brazil and Australia and hopes to complete these agreements by the end of the year. The Company also distributes its products in California and Arizona through its regional sales managers and in Colorado through a non-exclusive distributor.

          3. STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT

     No new products have been added to the Company's product line, however, the Company has installed its products in over 500 acres of new tests in California, Texas, New Mexico, and Colorado.

          4. COMPETITION

     The Company's soil wash facility is the only commercial facility licensed for recycling non-hazardous petroleum contaminated soil in the San Diego region, however, the facility is subject to competition from various sources within the region. This competition includes one facility that is not regulated by the State of California that is located on an Indian reservation approximately 50 miles east of San Diego; on-site treatment contractors; and one licensed facility located approximately 60 miles east of San Diego.

     Soil washing is competitive with comparable thermal treatment systems that are commonly used in soil remediation work, however, bio-remediation can be more cost effective in instances where time and space requirements are not an issue. Accordingly, the Soil Wash Division's success in winning projects will continue to hinge on the proximity of ASTI's soil wash facility to major contaminated sites; permitting; and maintenance of the facility's preferred status with consultants, developers, and public agencies.

     There is no direct competition for the Company's Agriblend division, however, earlier polymer based technology was very expensive and the remembrance of its cost has a negative effect on marketing Agriblend. Accordingly, educating the end user regarding the benefits of using Agriblend and gaining general acceptance of the new "micro grain" technology are obstacles to marketing the product.

          5. SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

     The Soil Wash Division owns and operates a soil washing facility centrally located in San Diego for recycling hydrocarbon contaminated soil. Raw materials used in the soil washing process include linear polymer, surfactants, microbes, and nutrients. All raw materials used in the process are readily available from a number of commercial vendors.

     Agriblend(TM) Plus and Agriblend(TM) for Lawn and Garden are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockenhousen, Ciba Specialties, Floerger, and GSA Resources. All other components of the blends are mineral products that are readily available commercially throughout the world. Agriblend products are custom blended in accordance with the Company's specifications at a blending and warehouse facility located in Wilcox, Arizona.

          6. DEPENDENCE ON MAJOR CUSTOMERS

     The volume of business the Soil Wash Division conducts with any single major customer is project sensitive and varies from year to year in accordance with the scope of the customer's remediation and development activity. Accordingly, the Soil Wash Division is not dependant on a single customer but rather on a base of several major customers.

     The Company believes that an exclusive distribution relationship with major national distributors in each country (or territory) in which the Company markets its Agriblend products will provide expertise in distribution and sales support needed to successfully market a new high tech agricultural product such as Agriblend. However, this will ultimately lead to dependence on major distributors for product distribution.

          7. INTELLECTUAL PROPERTY

               a. PATENTS. The Company holds no patents, however, the Company has exclusive world manufacturing/marketing rights to patented super absorbent cross-linked polymer technology. The underlying patents include United States Patent number 5,649,495 and 5,868,087, commonly known and described as "Agricultural Retention Mixture and Application Technique."

               b. TRADEMARKS. The Company is in the process of trademarking several names, but that process is not completed.

          8. GOVERNMENT APPROVAL

     The Soil Wash Division operations are subject to direct regulation by the following governmental agencies:

          San Diego Regional Water Quality Control Board
          California Solid Waste Management Board
          City of San Diego Environmental Health Unit
          San Diego County Air Control District

     The Agriblend Division is subject to regulatory standards developed by the EPA that are applicable to maximum monomer concentrations in polymers. Polymer products cannot exceed monomer concentrations of 200 mg/kg. All polymers used by the Company are well below the maximum monomer standard.

          9. EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

     Not applicable, see discussion in Paragraph 8, Government Approval above.

          10. RESEARCH AND DEVELOPMENT COSTS.

     The Company expends amounts on research and development for both the Soil Wash Division and the Agriblend Division. Research and development efforts during the two years ended June 30, 2000 for the Soil Wash Division and the six months ended June 30, 2000 were directed at refinements of the current products and expansion of the applications of the Agriblend products. The aggregate estimated expenditures for research and development during the years ended June 30, 2000 and 1999 were less than $50,000 and $15,000, respectively.

          11. COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

     The Soil Wash Division handles hazardous materials such as gasoline, diesel, and other materials commonly used in similar businesses that utilize motorized heavy equipment. In addition, polymer, surfactant, and other chemicals are used in the soil washing process. Material Safety Data Sheets are on file for each hazardous material and chemical with which Company employees may come in contact. The Company operates its Mission Valley Soil Recycling Facility pursuant to its Health and Safety Plan, Respiratory Protection Plan, and Operations Plan and believes it is in compliance with all applicable local, state, and federal requirements.

     The Agriblend Division provides Material Safety Data Sheets on all components of its Agriblend product line and complies with labeling requirement for its products. In addition, the Company complies with Environmental Protection Agency regulations applicable to monomer content in its polymer additives (maximum of 200 mg/kg).

     The Company believes that its operations currently comply in all material respects with applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. The Company does not believe that such compliance will have a material impact on its capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control equipment presently are planned.

          12. EMPLOYEES

     As of the date hereof, the Company has approximately 20 full-time employees and 3 part-time employees. While the Company does anticipate a small increase in its number of employees, it does not anticipate that it will hire more than 10 to 20 additional employees during calendar year 2000. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2 - PROPERTIES

     The Company leases approximately 2,600 square feet located at a facility in Pasadena, California, which includes office and storage space. All of the Company's accounting operations are conducted from this facility. The lease expires August 2, 2002 and requires monthly payments of approximately $3,394.

     The Soil Wash Division's Mission Valley Facility is a two acre leasehold located at 9310 Friars Road in San Diego, California. The Company maintains a 900 square feet office trailer and approximately 650 square feet of tool and equipment storage at the facility. The lease expires at the end of December 2000 and requires monthly payments of approximately $4,000. The Lessor has informed Company management that he is developing the property and the Company's lease will not be renewed. The Company is making an offer on another site. If the Company acquires the site, it will have only a few months to get it permitted and to complete construction of improvements at the site. In sum, if the Company is unable to complete this task on time (i.e., before the end of the year), this would interrupt the Company's soil washing business. The Company has other options that include moving the equipment on to a 30,000 ton project in San Diego, California while the Company develops a new fixed facility. Management of the Company will work diligently on this issue.

     The Agriblend Division leases approximately 432 square feet of office space located in Phoenix, Arizona. The lease expires in March 2001 and requires monthly payments of approximately $1,008. The Company rents storage space in Wilcox, Arizona (approximately $350 per month), office and storage space in Lubbock, Texas (approximately $125 per month) and it rents office and storage space in Bakersfield, California (approximately $150 per month).

ITEM 3 - LEGAL PROCEEDINGS

     Polymers Plus and the Company have been named in an arbitration brought by Blaine Vince in which the claimant alleges damages of approximately $50,000. The Company is indemnified by Polymers Plus for this matter because Polymers Plus did not disclose the action to the Company. Further, management of the Company believes that the Company should not be named in this action because the Company only acquired Polymers Plus' rights in Ron Salestrom's patents, Ron Salestrom's Employment Agreement, and accounts payable that were reported to the Company. Accordingly, the Company has refused to participate in the Arbitration.

     To the best knowledge of management, there are no other legal proceedings pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION

     The Company's Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." The Company's Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol "NDMI" until January 2000. Set forth below is the trading history of the Company's Common Stock without retail mark up, mark-down or commissions:

               1999                              High           Low
               ----                              ----           ---
          Quarter ended
            March 31                           $0.2344        $0.1875
            June 30                             0.2031         0.1562
            September 30                        0.1562         0.1562
            December 31                         0.2031         0.1406

               2000
               ----
          Quarter ended
            March 31                            13             0.1875
            June 30                             8              3.8125

     The above quotations are inter-dealer quotations from market makers of the Company's stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

     Except for 295,961 free trading shares, all shares issued by the Company are "restricted securities" within the meaning of Rule 144 under the 1933 Act. Ordinarily, under Rule 144, a person holding restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions or in transactions directly with a market maker an amount equal to the greater of one percent of the Company's then-outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Future sales of such shares and sales of shares purchased by holders of options or warrants could have an adverse effect on the market price of the Common Stock.

     (b) STOCKHOLDERS

     As of August 24, 2000 there were 140 shareholders who currently hold certificated securities (approximately 97 of these shareholders hold restricted securities) and approximately 98 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts.

     The Company's transfer agent is Atlas Stock Transfer, 5899 South State, Murray, Utah 84107.

     (c) DIVIDENDS

     The Company has not paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS; DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     (a) OVERVIEW

     American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. During the last half of fiscal year ended June 30, 2000, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and world-wide.

     (b) RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, selected financial information for the Company:

                                              Year Ended       Year Ended
                                             June 30, 2000    June 30, 1999
                                              -----------      -----------
                                               (audited)        (audited)
     Statement of Operations Data
       Revenue                                $1,961,325       $ 2,274,062
       (Net Loss)                             $ (416,498)      $   (94,826)
       (Net Loss) per share                   $     (.06)      $      (.02)

     Balance Sheet Data
       Current Assets                         $ 1,088,123      $   511,267
       Total Property & Equipment, Net            697,778          670,649
       Patents, net                               659,060
       Deferred Tax Asset                       2,207,000        1,931,200

     Total Assets                             $ 4,683,964      $ 3,139,455
       Total Current Liabilities              $   417,290          206,601
       Accumulated Deficit                     (3,425,890)      (3,009,392)
     Stockholder's Equity                       3,151,410        2,932,854

FISCAL YEAR ENDED JUNE 30, 2000 (AUDITED) COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999 (AUDITED)

REVENUES

     Revenues for the year ended June 30, 2000 were $1,961,325 compared to $2,274,062 for the same period in 1999. Revenue from the Soil Wash Division decreased from $2,274,062 to $1,793,417 as a result of delays in the development and redevelopment of major real estate projects in San Diego County. The economic and environmental issues that delayed these projects have been resolved and the Company anticipates recovering these decreased revenues as the projects accelerate. The Company's Soil Wash Division is the dominant facility of its kind in the San Diego, California area. Since its acquisition on December 31, 1999, the Agriblend Division has contributed $166,878 to revenues for the year ended June 30, 2000. The Company was engaged in the development and contracting with representatives during this period and did not have these representatives in place at the start of the national growing season. The Agriblend Division expects growth in sales during the next twelve months as a result of its contractual arrangements with distributors and agents.

COST OF SALES

     Cost of goods sold for the Soil Wash Division decreased from $1,418,647 for the fiscal year ended June 30, 1999 to $1,321,160 for the fiscal year ended June 30, 2000, while representing an increase as a percentage of sales from 62% to 67%. Primarily this increase is due to increased costs of materials and repair and maintenance of equipment to improve efficiency, production and costs savings. Management expects that the gross profit percentages will return to the pre-2000 levels with an increase in volume. Included in the June 30, 2000 fiscal year are the six months of results of the Agriblend Division's cost of sales of $30,518, reflecting a gross profit percentage of approximately 82%. The management of Agriblend expects to maintain its gross profit percentage representing material costs with a decrease caused by the increased delivery costs associated with a national distribution process. Additionally, it is expected that the related cost of sales, included in operating expenses, will increase in proportion to sales based on the Company's planned methods of sales and distribution.

INVENTORY

     The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities to the Agriblend Division as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

     Operating expenses increased 29% over the same period in 1999. These increases are due to the Company's efforts in putting in place sales representatives, employees and agents for the Agriblend Division to expand its sales base, legal fees related to expanding its patent rights, and increased costs, including employees, of operating a multi-site, multi-disciplined business. These increases began in the second quarter as the Company explored the acquisition related to the Agriblend business, and increased during the third and fourth quarters as the Company was establishing its base sales network. On an annual basis, the Company expects that these costs will increase based on a full year of operations of the Agriblend Division but the relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations are experienced for the two divisions and costs associated with public companies are incurred. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures is incurred for a full year rather than approximately one quarter and the balance of the debentures are funded and interest is paid on the increased balance.

INCOME TAXES

     The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carryforward and therefore reduced cash outlay for taxes in future periods.

NET LOSS

     For the reasons detailed above, the Company experienced losses in the two years ended June 30, 2000. The Company expects that as a result of its efforts during the last half of fiscal year 2000 and the first quarter of fiscal 2001 to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2001. However, given the gross margins on the Agriblend Division and anticipated increased volume of the Soil Wash Division, future operating results should be improved.

SEASONALITY

     The Soil Wash Division does not experience seasonal fluctuation. The efforts of the Agriblend Division in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the Agriblend product preceding the growing cycle of various crops. International sales have not been sufficient enough or the geographic distribution of sales concentrated enough to determine if a seasonal trend exists although the initial indication is that the Company's markets will become diverse and therefore not indicate significant seasonal variations. As the Company expands into the residential and commercial markets nationally, it is expected that the Company will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $124,352 and $35,682 at June 30, 2000 and 1999, respectively. Net cash used by operations was $912,300 for the year ended June 30, 2000 compared to net cash provided by operations of $5,379 for the comparable year ended June 30, 1999. In preparing for distribution of its products in foreign countries, the Company expended approximately $30,000 for patent registrations and related legal work.

     During the third and fourth quarters ended June 30, 2000, the Company raised $1,325,000 from a private placement of Convertible Debentures, of which $1,000,000 had been funded at June 30, 2000 and the balance is due by the second quarter of fiscal year end June 30, 2001. As a result of these proceeds, the Company has working capital (current assets less current liabilities) of $670,833 as of June 30, 2000 compared to working capital of $304,666 as of June 30, 1999.

     To date, the Company has financed its operations principally through the sales activities of the Soil Wash Division and the placement of Convertible Debentures. The Company believes that it has and will have sufficient cash flow to continue its operations through June 30, 2001. The Company will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, the Company may look to these public and private sources of financing. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

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

PART II - OTHER INFORMATION

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) DISMISSAL OF PRINCIPAL ACCOUNTANTS

     The Company dismissed Evers & Company, Certified Public Accountants ("Evers & Company") as its principal accountants on January 3, 2000. The principal accountant's report on the financial statements for either of the past two years contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principles other than a going concern opinion. The decision to change principal accountants of the Company was approved by the Board of Directors of the Company.

     During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv)(B) through (E).

     (b) ENGAGEMENT OF NEW PRINCIPAL ACCOUNTANTS

     The Company engaged James C. Marshall, CPA, P.C., Scottsdale, Arizona on January 3, 2000 as its principal accountants. Neither the Company nor anyone on its behalf has consulted James C. Marshall, CPA, P.C., during the two most recent past fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 304(a)(2)(i) or (ii) and the related instructions. The decision to engage James C. Marshall, CPA, P.C. was approved by the Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the current directors and executive officers of the Company and the principal offices and positions with the Company held by each person. The executive officers of the Company are elected annually by the Board of Directors. Each year, the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

          Name            Age                   Position
          ----            ---                   --------
     Neil C. Kitchen       54       President, Chief Executive Officer, Director
     Sean Lee              60       Chief Financial Officer
     Louie Visco           84       Director
     Dick Stevens          73       Director
     Ken Lew               43       Secretary, Director
     Scott Baker           44       Director

MR. NEIL C. KITCHEN, PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR, has over 20 years experience in business management in the environmental sector including management of companies involved in general engineering, toxicology, and environmental cleanup. Prior to joining Soil Wash Technologies, Inc. in 1994, he was Vice President of a publicly-held environmental cleanup company with annual sales of over 20 million. He holds a B.S. in Business Management from San Diego State University and a class "A" General Engineering license with Hazardous Material Certification from the State of California.

MR. SEAN LEE, CHIEF FINANCIAL OFFICER, joined the Agriblend Division of American Soil Technologies in January 2000. Prior to that, beginning in 1998, he was President and CEO of New Directions Manufacturing Inc. He served as founder and president of Infopak from January 1990 until its sale to Dimensional Visions in 1996. Mr. Lee also served as CEO of Grace Home Centers, Home Base, and Builders Express.

MR. LOUIE VISCO, DIRECTOR, has served as Chairman of the Board of the Company since 1999. He is principal owner of the Benz Group, a privately held holding company founded in 1934. Mr. Visco founded Universal By-Products, Inc., the first publicly-held solid waste company in the United States. The company was acquired by Waste Management Inc., the world's largest waste management company, in 1972. Over the past 50 years, Mr. Visco has served as Chairman of the Board of privately and publicly held companies.

MR. DICK STEVENS, DIRECTOR, is a principal owner of the Benz Group and has served as its President since 1982. Mr. Stevens has served as a Director of several corporations and was Western Regional President of Waste Management Corporation from 1972 to 1973. He was appointed to serve a term on the State of California Solid Waste Management Board from 1983 to 1987.

MR. KEN LEW, DIRECTOR, COMPANY SECRETARY, has served as a Director of the Company since 1999. He holds an M.B.A. in Business Finance, a B.A. in Cell Biology, and a B. Sc. in Chemistry from the University of Washington. Mr. Lew has produced and edited two financial books and has written numerous technical publications dealing with chemical interactions associated with polymer and non-polymer substrates.

MR. SCOTT BAKER, DIRECTOR, has practiced law in Arizona for the past 19 years. He graduated from the University of Arizona with a B.S. in business in 1978 and obtained his J.D. from the University of Arizona in 1981. As a general practitioner he has appeared before the U.S. District Tax Court and the U.S. District Court.

     (b) COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 1999 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10-EXECUTIVE COMPENSATION

     (a) SUMMARY COMPENSATION

     Set forth below is a summary of compensation for the Company's officers for fiscal years 2000, 1999 and 1998. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or its subsidiary.

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                         Long Term Compensation
                      ----------------------------------------  ---------------------------------------------
                                                                   Awards              Payouts
                                                                ------------           -------
Name and                                          Other Annual   Restricted   Options   LTIP      All Other
Principal Position    Year      Salary    Bonus   Compensation  Stock Awards    SARs   Payouts   Compensation
------------------    ----      ------    -----   ------------  ------------    ----   -------   ------------
Neil C. Kitchen      2000(1)   $39,742
President            1999(2)   $48,392     -0-        -0-            -0-        -0-      -0-         -0-

Sean Lee
C.F.O.               2000(1)   $36,000     -0-        -0-            -0-        -0-      -0-         -0-

----------
(1)  From January through June 2000

(2)  From July through December 2000

     (b) EMPLOYMENT AGREEMENTS

     The Company has an Employment Agreement with Mr. Ron Salestrom, patent holder of patents underlying the Agriblend product line. The term of the Agreement is from January 1, 2000 through December 31, 2002 and is automatically renewed unless either party wishes to terminate. Mr. Salestrom's salary under the Agreement is $75,000 per year and he is entitled to all benefits established by the Company that are accorded to "similarly situated employees of the Company."

     (c) COMPENSATION OF DIRECTORS

     Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of this Report by: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.

                                                                  Percentage
           Name(1)                      Number of Shares      Beneficially Owned
           ----                         ----------------      ------------------
     Neil C. Kitchen(2)                     1,376,855                15.7%
     Sean Lee                                 103,370                 1.2%
     Louie Visco(2)                         4,130,565(3)             47.0%
     Dick Stevens(2)                              -0-                 -0-%
     Ken Lew(2)                                72,000                    *
     Scott Baker(2)                           129,818                 1.5%
     All officers and directors
      as a group (6 persons)                5,842,608                66.1%
     The Benz Group(2)                      4,130,565                47.0%
     Ron and Kathy Salestrom                1,132,954                12.9%

----------
*    Less than one percent

1. Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

2.   c/o Company's address: 215 N. Marengo, Suite 110, Pasadena, CA 91101.

3. Includes 4,130,565 shares held in the name of The Benz Group, a company in which Mr. Visco owns a majority interest.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following Officers and/or Directors have Debenture Agreements with the
Company:

     Neil C. Kitchen, CEO/President,    $25,000 Debenture Convertible at $3.00
     Director                           per share with interest at 10%, maturing
                                        on February 1, 2002.

     Richard Stevens, Director          $250,000 Debenture Convertible at $3.00
                                        per share with interest at 10%, maturing on February 1, 2002.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (1)

        3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (2)

        3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000*

        3.4   Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997
              (3)

        3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (4)

        4.1   Convertible Debenture - Lump Sum Contribution (Form) (5)

        4.2   Convertible Debenture - Incremental (Form) (6)

        10.1 License Agreement between Ron Salestrom, American Soils Technologies, Inc., and Polymers Plus, L.L.C. Dated January 4, 2000*

        10.2 Client Service Agreement between Continental Capital & Equity Corporation and American Soil Technologies, Inc., dated February 17, 2000 and Addendum, dated August 29, 2000*

        10.3 Distributorship Agreement between American Soil Technologies, Inc. and Sunpride, Inc. dated May 10, 2000*

        10.4 Distribution Agreement between UAP Southwest and with Agriblend, a division of American Soil Technologies Inc., dated August 16, 2000*

        10.5  Employment Agreement with Ronald Salestrom, dated January 4, 2000*

        10.6 Licensing Agreement between Soil Wash Technologies, Inc. and Site Remediation Services Limited, dated June 24, 1999*

        27.1  Financial Data Schedule*

----------
     *    Filed herewith.

     (1) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583) (the "1997 SB-2").

     (2)  Incorporated by reference to Exhibit 3.2 to the 1997 SB-2.

     (3)  Incorporated by reference to Exhibit 3.3 to the 1997 SB-2.

     (4) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 15, 1998 (File No. 000-22855).

     (5) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended March 30, 2000 filed on May 15, 2000 (the "March 30, 2000 10-QSB").

     (6)  Incorporated by reference to Exhibit 4.2 to the March 30, 2000 10-QSB.


     (b) REPORTS ON FORM 8-K

         Date of Filing Report   Event Reported
         ---------------------   --------------
         April 14, 2000          Item 4: Change in Registrant's Certifying
                                 Account

         June 5, 2000            Form 8-K/A: Submitting letter from former
                                 accountant due to change reported on
                                 April 14, 2000

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN SOIL TECHNOLOGIES, INC.


                                        By:  Neil C. Kitchen
                                           -------------------------------------
                                        Its: Chief Executive Officer, President,
                                             Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                        DATE
---------                               -----                        ----

/s/ Neil C. Kitchen            President, Chief Executive     September 25, 2000
---------------------------    Officer, Director
Neil C. Kitchen


/s/ Sean Lee                   Chief Financial Officer        September 25, 2000
---------------------------
Sean Lee


/s/ Louie Visco                Director                       September 25, 2000
---------------------------
Louie Visco


/s/ Dick Stevens               Director                       September 25, 2000
---------------------------
Dick Stevens


/s/ Ken Lew                    Director                       September 25, 2000
---------------------------
Ken Lew


/s/ Scott Baker                Director                       September 25, 2000
---------------------------
Scott Baker

                        Report of Independent Accountants

To the Board of Directors
American Soil Technologies, Inc.
Pasadena, California

     We have audited the accompanying balance sheets of American Soil Technologies, Inc. as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. as of June 30, 2000 and 1999, and the results of operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                     /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
September 25, 2000

                        American Soil Technologies, Inc.
                                 Balance Sheets

                                                                              June 30,
                                                                   ----------------------------
                                                                       2000             1999
                                                                   -----------      -----------
                                     ASSETS
CURRENT  ASSETS
  Cash and cash equivalents                                        $   124,352      $    35,682
  Accounts and notes receivable                                        521,080          261,234
  Deposits and prepaid expenses                                        140,379          138,405
  Inventory                                                            302,312           75,946
                                                                   -----------      -----------
        TOTAL CURRENT ASSETS                                         1,088,123          511,267

Property, plant and equipment, net of accumulated
 depreciation (Note 3)                                                 697,778          670,649
Patents, net of amortization (Note 3)                                  659,060
Deferred income tax asset (Note 6)                                   2,207,000        1,931,200
Other assets                                                            32,003           26,339
                                                                   -----------      -----------
        TOTAL  ASSETS                                              $ 4,683,964      $ 3,139,455
                                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts  payable                                                $   365,311      $   195,201
  Accrued expenses                                                       9,839            9,607
  Short term portion of long term debt                                   4,860
  Deferred income                                                       37,280            1,793
                                                                   -----------      -----------
        TOTAL CURRENT LIABILITIES                                      417,290          206,601

  Deferred compensation                                                 29,577
  Reserve for remediation                                               50,000           50,000
  Long Term portion of notes payable                                    35,687
  Convertible debentures (Note 4)                                    1,000,000
                                                                   -----------      -----------
        TOTAL  LIABILITIES                                           1,532,554          206,601

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY
  Common stock (Notes 7 and 9)                                           8,730            5,507
  Additional paid-in capital                                         6,568,570        5,936,739
  Accumulated deficit                                               (3,425,890)      (3,009,392)
                                                                   -----------      -----------
        TOTAL  STOCKHOLDERS' EQUITY                                  3,151,410        2,932,854
                                                                   -----------      -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 4,683,964      $ 3,139,455
                                                                   ===========      ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations

                                                    For the years ended June 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
REVENUE:
   Soil, water treatment and agri revenue           $ 1,837,694     $ 2,178,502
   Hauling and miscellaneous sales                       89,631          95,560
   Other revenue                                         34,000
                                                    -----------     -----------
     GROSS REVENUE                                    1,961,325       2,274,062

COST OF OPERATIONS:
  Materials and supplies                                554,489         464,417
  Labor and payroll costs                               349,660         435,760
  Facility costs                                        153,347         295,064
  Equipment and maintenance                             287,467         194,082
  Miscellaneous operating costs                           6,715          29,324
                                                    -----------     -----------
     TOTAL COST OF OPERATIONS                         1,351,678       1,418,647

GROSS INCOME                                            609,647         855,415

Sales and marketing costs                               245,106         133,651
Depreciation and amortization                           135,686         157,448
General and administrative costs                        906,701         717,724
Interest expense                                         16,859           1,118
                                                    -----------     -----------
     SALES AND ADMINISTRATIVE COSTS                   1,304,352       1,009,941
                                                    -----------     -----------
LOSS FROM OPERATIONS                                   (694,705)       (154,526)

Interest income                                           2,407
                                                    -----------     -----------
                                                          2,407
                                                    -----------     -----------

Net loss before provision for income taxes             (692,298)       (154,526)

Income tax credit                                       275,800          59,700
                                                    -----------     -----------

NET (LOSS)                                          $  (416,498)    $   (94,826)
                                                    ===========     ===========

Basic loss per common share (Note 8)                $      (.06)    $      (.02)
                                                    ===========     ===========
Weighted average shares outstanding                   7,117,051       5,507,420
                                                    ===========     ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity

                                  Common Stock            Additional
                           --------------------------      Paid-in      Accumulated
                              Shares         Amount        Capital        Deficit         Total
                           -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1998     5,507,420    $     5,507    $ 5,936,739    ($2,914,566)   $ 3,027,680

Net loss                                                                    (94,826)       (94,826)
                           -----------    -----------    -----------    -----------    -----------

Balance at June 30, 1999     5,507,420          5,507      5,936,739     (3,009,392)     2,932,854

Stock acquisitions           3,215,511          3,216        624,338                       627,554

Exercise of stock option         7,500              7          7,493                         7,500

Net loss                                                                   (416,498)      (416,498)
                           -----------    -----------    -----------    -----------    -----------

                             8,730,431    $     8,730    $ 6,568,570    ($3,425,890)   $ 3,151,410
                           ===========    ===========    ===========    ===========    ===========

See accompanying notes these financial statements

                        American Soil Technologies, Inc.
                             Statement of Cash Flow

                                                    For the years ended June 30,
                                                    ---------------------------
                                                       2000             1999
                                                    -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:

NET LOSS                                            $  (416,498)    $   (94,826)
Items not requiring cash
  Deferred compensation                                  29,577
  Amortization and depreciation                         135,686         157,448
  Allowance for doubtful accounts                                        58,384
  Benefit on income tax credit                         (275,800)        (59,700)
                                                    -----------     -----------
Cash Flow used by Operations                           (527,035)         61,306

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED BY OPERATING ACTIVITIES:

CHANGES IN ASSETS AND LIABILITIES:
  (Increase) in accounts receivable                    (259,846)        (40,476)
  Decrease in deposits and prepaid expenses               1,999          56,545
  (Increase) in inventory                              (133,456)        (44,747)
  (Increase)/decrease in other assets                       261            (431)
  (Decrease)/increase in accounts payable               (29,942)         19,151
  (Decrease)/increase in accrued expenses                   232         (46,804)
  Increase in deferred income                            35,487             835
                                                    -----------     -----------
Total Adjustments                                      (385,265)        (55,927)
                                                    -----------     -----------

Net Cash Flow Provided (Used) by Operating
 Activities                                            (912,300)          5,379

CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant and equipment              (6,530)        (75,319)
                                                    -----------     -----------
Total Cash Flow Used by investing activities             (6,530)        (75,319)
                                                    -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Exercise of stock option                                7,500
  Issuance of debentures                              1,000,000
                                                    -----------     -----------
Total Cash Flow from Financing Activities             1,007,500
                                                    -----------     -----------

Net increase/(decrease) in cash                          88,670         (69,940)
Cash at beginning of period                              35,682         105,622
                                                    -----------     -----------
Cash at end of period                               $   124,352     $    35,682
                                                    ===========     ===========

See accompanying notes to these financial statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") was incorporated in California on September 22, 1993. Effective December 31, 1999 the Company completed the reverse acquisition and acquisition described herein and changed its name from Soil Wash Technologies, Inc. to American Soil Technologies, Inc. and changed its state of domicile to Nevada. Until January 1, 2000 the Company operated as Soil Wash Technologies, Inc.

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

LINE OF BUSINESS

The Company is primarily engaged in non-hazardous soil and water remediation for commercial business and as of January 1, 2000 the production and sale of soil enhancement products of the agricultural community.

REVENUE RECOGNITION

For remediation products revenue is recognized upon completion of the processing cycle and freight upon shipment by the independent trucking company or upon completion of the services and is fully earned. Revenue is recognized from the soil enhancement products upon sale and shipment, or if the sale includes installation, upon completion of the installation process.

ACCOUNTS RECEIVABLE

The Company provides allowances against accounts receivable to maintain sufficient reserves to cover anticipated losses.

INVENTORY

Inventory is stated at the lower of cost or market, generally being determined on a first-in, first-out basis. Inventory consists of materials consumed in the soil and water remediation process, and finished products and raw materials for sale by the agricultural division

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Production equipment                                 7-10 years
         Office equipment, furniture and fixtures             5-10 years
         Vehicles                                             3 years
         Leasehold improvements                               3-10 years

PATENTS

Patents acquired in the purchase transaction are being amortized over their estimated useful lives of seventeen years on a straight-line basis.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the years ended June 30, 2000 and 1999 is $115,529 and $157,448, respectively.

Property plant and equipment consist of the following:

                                                       June 30,       June 30,
                                                         1999           1998
                                                     -----------    -----------

Production equipment                                 $   920,051    $   846,158
Office equipment, furniture and fixtures                  65,480         53,045
Vehicles                                                  95,872         46,332
Leasehold improvements                                   528,793        520,003
                                                     -----------    -----------
                                                       1,610,196      1,465,538
Less accumulated depreciation and amortization          (912,418)      (796,889)
                                                     -----------    -----------
                                                     $   697,778    $   670,649
                                                     ===========    ===========

Amortization of capitalized patent costs since acquisition, December 31, 2000, for the six months ended June 30, 2000 was $20,157.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 2000, the Company authorized the issuance of an aggregate of $ 1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The stock is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures are subscribed and at June 30, 2000 the outstanding balance of the debt is $1,000,000. If all debt is converted the Company would issue 441,667 and based on the current outstanding balance 333,333 would be issued if the holders elect to convert. Interest expense for the year ended June 30, 2000 was $16,028.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

The Company has various operating lease obligations which monthly payments. The Company has month to month leases for its plant sites and equipment. During the years ended June 30, 2000 and 1999 the aggregate lease payments were $248,219 and $226,921, respectively. The Company expects the leases to continue or be replaced and that the ongoing lease costs will approximate that of 2000.

In conjunction with the lease of the land associated with the operating facilities, the Company is obligated to remediate the property to its original condition. The Company has provided a reserve to restore the property. At June 30, 2000 and 1999 the Company has reserved $50,000 and $50,000, respectively, to defray the final cost of lease termination. The lease is month to month and can be terminated by either party with notice to the other.

NOTE 6 - INCOME TAXES

At June 30, 2000 and 1999, the Company has approximately $5,417,000 and $4,723,000 of net operating losses available to offset future income tax liability. The reserve for remediation is not deductible for tax purposes until paid and therefore the Company will have a deduction of the amount actually paid in the future. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these differences.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES (continued)

The components of deferred tax assets and liabilities are as follows:

                                                         June 30,       June 30,
                                                          2000           1999
                                                       ----------     ----------
Tax effects of reserves for doubtful accounts,
  deferred compensation and remediation                $   60,000     $   42,200
Tax effects of carryforward benefits:
    Net operating loss carryforwards                    2,147,000      1,889,000
                                                       ----------     ----------
Tax effects of carryforwards
Tax effects of future taxable differences and
  carryforwards                                         2,207,000      1,931,200
                                                       ----------     ----------
Net deferred tax asset                                 $2,207,000     $1,931,200
                                                       ==========     ==========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.8% state and 34.0% federal income tax rates for a net combined rate of 39.8%. The realized net operating losses expire over the next 20 years, as follows:

         Expiration                                     Amount
         ----------                                     ------
           2008                                      $   130,000
           2009                                        1,074,000
           2010                                        1,058,000
           2011                                        1,016,000
           2012                                          915,000
           2018                                          510,000
           2019                                          156,000
           2020                                          558,000
                                                     -----------
              Total                                  $ 5,417,000
                                                     ===========

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2020, therefore, no valuation reserve has been provided for this against the asset.

NOTE 7 - COMMON STOCK

At June 30, 2000, the Company has 8,730,431 after the issuance of 3,215,511 on December 31, 1999 for the acquisitions described herein, 5,507,420 shares outstanding as a result of the stock split at December 31, 1999 and exercise by the holder of 7,500 shares in May, 2000. The Company has 25,000,000 shares authorized. The outstanding shares were increased by a stock split of 45.90 for 1 to the original stockholders of the Company and the Company changed the par value per share to $0.001. In accordance with SFAS 128, this split has been retroactively recorded as of July 1, 1998. Additionally, the capitalization of notes and advances payable to shareholders has retroactively been capitalized in the amount of $5,451,129 as part of that same transaction.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of June 30, 2000 and 1999, the weighted average number of shares outstanding after giving effect to the stock split was 7,117,051 and 5,507,420, respectively. There were no dilutive items outstanding, therefore, basic and diluted loss per share are the same.

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

In addition, effective as of the close of business on December 31, 1999, the Company acquired in exchange for 2,360,323 shares of stock the operating assets of the Polymers Plus, L.L.C. ("Polymers") including its licenses, patents and contracts.

The purchase method of accounting was performed on New Directions and the assets and liabilities of Polymers based on the fair market value oat the transaction date. The valuation of of New Directions and Polymers, including transaction costs estimated at $100,000 was $627,553 A summary of the assets and liabilities acquired, at December 31, 1999 were as follows:

         Assets:
            Inventory                                   $     25,380
            Deposits and prepaid expenses                      3,973
            Property, plant and equipment                     66,870
            Patents, licenses and rights                     676,435
            Other assets                                       5,925
                                                        ------------
                     Total Assets                            778,583
         Liabilities:
            Current liabilities                             (110,483)
            Long-term liabilities                            (40,547)
                                                        ------------
         Fair value of acquisitions                     $    627,553
                                                        ============

In conjunction with these acquisitions, the Company issued and aggregate of 3,215,511 shares of its common stock to shareholders of New Directions and to Polymers and to consultants and promoters.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - REORGANIZATION AND ACQUISITION  (continued)

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

                                                       June 30,       June 30,
      Pro Forma (unaudited)                              2000           1999
                                                     -----------    -----------
         Revenue                                     $ 2,018,363    $ 2,401,814
         Cost of goods sold                            1,381,091      1,489,725
                                                     -----------    -----------
            Gross profit                                 637,272        912,089
         Expenses
            Selling, general and administrative       (1,450,809)    (1,172,124)
            Interest expense                             (20,066)        (3,532)
                                                     -----------    -----------
         Loss from Operations                           (833,603)      (263,567)
         Tax Benefit                                     275,800         59,700
                                                     ------------   -----------
         Net income (Loss)                           $  (557,803)   $  (203,867)
                                                     ===========    ===========

         Loss per share                              $     (0.07)   $     (0.03)
                                                     ===========    ===========
         Weighted average number of shares             8,724,806      8,722,931
                                                     ===========    ===========