Form 10QSB
period 2000-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2000-11-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 000-22855

                        AMERICAN SOIL TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       86-0671974
-------------------------------                ---------------------------------
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

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of November 13, 2000, the number of shares of Common Stock issued and outstanding was 8,791,358.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Balance Sheets - September 30, 2000                            1

             Statement of Operations - For the three
             months ended September 30, 2000 and 1999                       2

             Statement of Stockholders' Equity                              3

             Statement of Cash Flows - For the three
             months ended September 30, 2000 and 1999                       4

             Notes to Financial Statements                                  5

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                          11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             15
     Item 2. Changes in Securities                                         15
     Item 3. Defaults Upon Senior Securities                               15
     Item 4. Submission of Matters to a Vote of Security Holders           15
     Item 5. Other Information                                             15
     Item 6. Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                 16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                            September 30,
                                                     --------------------------
                                     ASSETS             2000            1999
                                                     -----------    -----------
CURRENT  ASSETS
  Cash and cash equivalents                          $    62,194    $   127,030
  Accounts and notes receivable                          459,309        569,275
  Deposits and prepaid expenses                          140,379         11,894
  Inventory                                              278,245        120,173
                                                     -----------    -----------
     TOTAL CURRENT ASSETS                                940,127        828,372

Property, plant and equipment, net of
  accumulated depreciation                               674,881        691,488
Patents, net of amortization                             649,251
Deferred income tax asset                              2,374,000      1,933,200
Other assets                                              31,823         26,339
                                                     -----------    -----------
        TOTAL  ASSETS                                $ 4,670,082    $ 3,479,399
                                                     ===========    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts  payable                                  $   164,725    $   130,694
  Accrued expenses                                         9,839         47,042
  Deferred income                                        325,855        322,604
                                                     -----------    -----------
     TOTAL CURRENT PAYABLE                               500,419        500,340

  Deferred compensation                                   29,577
  Reserve for remediation                                 50,000         50,000
  Notes payable stockholders                              40,547
  Debentures payable                                   1,150,000
                                                     -----------    -----------
     TOTAL  LIABILITIES                                1,770,543        550,340

STOCKHOLDERS' EQUITY

  Common stock                                             8,730          5,507
  Additional paid-in capital                           6,568,570      5,936,739
  Retained earnings (deficit)                         (3,677,761)    (3,013,187)
                                                     -----------    -----------
     TOTAL  STOCKHOLDERS' EQUITY                       2,899,539      2,929,059
                                                     -----------    -----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                       $ 4,670,082    $ 3,479,399
                                                     ===========    ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                    For the three  For the three
                                                    months ended   months ended
                                                    September 30,  September 30,
                                                       2000             1999
                                                    -----------     -----------
REVENUE:
   Soil and water treatment                         $   184,765     $   218,179
   Hauling and miscellaneous sales                       14,143           4,296
   Other revenue                                         10,910
                                                    -----------     -----------
     GROSS REVENUE                                      209,818         222,475

COST OF OPERATIONS:
  Materials and supplies                                 69,381          55,180
  Labor and payroll costs                                73,237          59,437
  Facility costs                                         67,107
  Equipment and maintenance                              30,646          15,923
  Miscellaneous operating costs                           2,212           2,303
                                                    -----------     -----------

     TOTAL COST OF OPERATIONS                           242,583         132,843
                                                    -----------     -----------

GROSS INCOME                                            (32,765)         89,632

Sales and marketing costs                                43,760          16,764
Depreciation and amortization                            37,879          12,100
General and administrative costs                        275,755          65,942
Interest expense                                         26,970             621
Research and development                                  1,958
                                                    -----------     -----------

     SALES AND ADMINISTRATIVE COSTS                     386,322          95,427
                                                    -----------     -----------
                                                       (419,087)         (5,795)

Interest income                                             215
                                                    -----------     -----------
Net loss before provision for income taxes             (418,872)         (5,795)
Income tax credit                                       167,000           2,000
                                                    -----------     -----------

NET (LOSS)                                          $  (251,872)    $    (3,795)
                                                    ===========     ===========

Basic loss per common share (Note 8)                $     (0.03)    $      0.00
                                                    ===========     ===========

Weighted average shares outstanding                   8,730,431       5,507,420
                                                    ===========     ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                        Common Stock           Additional
                                   ------------------------      Paid-in     Accumulated
                                    Shares         Amount        Capital       Deficit         Total
                                   ---------    -----------    -----------   -----------    -----------
Balance at June 30, 1999           5,507,420    $     5,507    $ 5,936,739   $(3,009,392)   $ 2,932,854
Net loss for the quarter                                                          (3,795)        (3,795)
                                                                             -----------    -----------
Balance at September 30, 1999      5,507,420    $     5,507    $ 5,936,739   $(3,013,187)   $ 2,929,059
                                 ===========    ===========    ===========   ===========    ===========

Balance At  June 30, 2000          8,730,431    $     8,730    $ 6,568,570   $(3,425,889)   $ 3,151,411
Net loss for the quarter                                                        (251,872)      (251,872)
                                                                             -----------    -----------
Balance at  September 30, 2000     8,730,431    $     8,730    $ 6,568,570   $(3,677,761)   $ 2,899,539
                                 ===========    ===========    ===========   ===========    ===========

              See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statements of Cash Flow
                                   (Unaudited)

                                                   For the three  For the three
                                                    months ended   months ended
                                                    September 30,  September 30,
                                                         2000          1999
                                                      ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS                                              $(251,872)     $  (3,795)
Items not requiring cash
  Amortization and depreciation                          37,879         12,100
  Benefit on income tax credit                         (167,000)        (2,000)
                                                      ---------      ---------
Cash flow provided/(used) by operations                (380,993)         6,305

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED BY OPERATING ACTIVITIES
  CHANGES IN ASSETS AND LIABILITIES:
  (Increase)/decrease in accounts receivable             61,771       (308,041)
  (Increase)/decrease in inventory                       24,067        (44,227)
  Decrease in other assets                              126,511
  (Decrease) in accounts payable                       (200,586)       (64,507)
  Increase in accrued expenses                           37,435
  Increase in deferred income                           288,575        320,811
                                                      ---------      ---------

     Total Adjustments                                  173,827         67,982
                                                      ---------      ---------
Net cash flow provided/(used) by
  operating activities                                 (207,166)        74,287

CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant & equipment                (4,992)       (32,939)
                                                      ---------      ---------

     Total cash flow used by investing activities        (4,992)       (32,939)
                                                      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:

  Issuance of debentures                                150,000
  Advances from stockholders                                            50,000
                                                      ---------      ---------

     Total cash flow from financing activities          150,000         50,000
                                                      ---------      ---------
Net increase/(decrease) in cash                         (62,158)        91,348

Cash at beginning of period                             124,352         35,682
                                                      ---------      ---------
Cash at end of period                                 $  62,194      $ 127,030
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

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the three months ended September 30, 2000 and 1999 is $27,890 and $12,100, respectively.

Property plant and equipment consist of the following:

                                                    September 30,  September 30,
                                                        2000            1999
                                                     -----------    -----------
Production equipment                                 $   920,051    $   890,015
Office equipment, furniture and fixtures                  70,473         53,045
Vehicles                                                  95,872         46,332
Leasehold improvements                                   528,793        528,793
                                                     -----------    -----------
                                                       1,615,189      1,518,185

Less accumulated depreciation and amortization          (940,308)      (826,697)
                                                     -----------    -----------
                                                     $   674,881    $   691,488
                                                     ===========    ===========

Amortization of capitalized patent costs for the three months ended September 30, 2000 was $9,989.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CONVERTIBLE DEBENTURES

In March,  2000,  the  Company  authorized  the  issuance of an  aggregate  of $
1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The stock is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures are subscribed and at September 30, 2000 the outstanding balance of the debt is $1,150,000. If all debt is converted the Company would issue 441,667 and based on the current outstanding balance 383,333 would be issued if the holders elect to convert. Interest expense for the quarter ended September 30, 2000 was $16,028.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

The Company has various operating lease obligations which monthly payments. The Company has month to month leases for its plant sites and equipment. During the quarters ended September 30, 2000 and 1999 the aggregate lease payments were $67,736 and $23,535, respectively. The Company expects the leases to continue or be replaced and that the ongoing lease costs will approximate that of 2000.

In conjunction with the lease of the land associated with the operating facilities, the Company is obligated to remediate the property to its original condition. The Company has provided a reserve to restore the property. At September 30, 2000 and 1999 the Company has reserved $50,000 and $50,000, respectively, to defray the final cost of lease termination. The lease is month to month and can be terminated by either party with notice to the other.

NOTE 6 - INCOME TAXES

At September 30, 2000 and 1999,  the Company has  approximately  $5,836,000  and
$4,729,000 of net operating losses available to offset future income tax liability. The reserve for remediation is not deductible for tax purposes until paid and therefore the Company will have a deduction of the amount actually paid in the future. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these differences.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - INCOME TAXES (continued)

The components of deferred tax assets and liabilities are as follows:

                                                  September 30,   September 30,
                                                       2000           1999
                                                    ----------     ----------
Tax effects of reserves for doubtful accounts,
  deferred compensation and remediation             $   60,000     $   42,200
Tax effects of carryforward benefits:
     Net operating loss carryforwards                2,314,000      1,892,000
                                                    ----------     ----------
Tax effects of carryforwards
Tax effects of future taxable differences and
  carryforwards                                      2,364,000      1,933,200
                                                    ----------     ----------
     Net deferred tax asset                         $2,364,000     $1,933,200
                                                    ==========     ==========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 8.8% state and 34.0% federal income tax rates for a net combined rate of 39.8%. The realized net operating losses expire over the next 20 years, as follows:

     Expiration                              Amount
     ----------                              ------
     2008                                  $  130,000
     2009                                   1,074,000
     2010                                   1,058,000
     2011                                   1,016,000
     2012                                     915,000
     2018                                     510,000
     2019                                     156,000
     2020                                     558,000
     2021                                     419,000
                                           ----------
     Total                                 $5,836,000
                                           ==========

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2021, therefore, no valuation reserve has been provided for this against the asset.

NOTE 7 - COMMON STOCK

At September 30, 2000, the Company has 8,730,431 after the issuance of 3,215,511 on December 31, 1999 for the acquisitions described herein, 5,507,420 shares outstanding as a result of the stock split at December 31, 1999 and exercise by the holder of 7,500 shares in May, 2000. The Company has 25,000,000 shares authorized. The outstanding shares were increased by a stock split of 45.90 for 1 to the original stockholders of the Company and the Company changed the par value per share to $0.001. In accordance with SFAS 128, this split has been retroactively recorded as of July 1, 1998. Additionally, the capitalization of notes and advances payable to shareholders has retroactively been capitalized in the amount of $5,451,129 as part of that same transaction.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of September 30, 2000 and 1999, the weighted average number of shares outstanding after giving effect to the stock split was 8,730,431 and 5,507,420, respectively. There were no dilutive items outstanding, therefore, basic and diluted loss per share are the same.

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

The purchase method of accounting was performed on New Directions and the assets and liabilities of Polymers based on the fair market value oat the transaction date. The valuation of New Directions and Polymers, including transaction costs estimated at $100,000 was $627,553 A summary of the assets and liabilities acquired, at December 31, 1999 were as follows:

Assets:
  Inventory                                                           $  25,380
  Deposits and prepaid expenses                                           3,973
  Property, plant and equipment                                          66,870
  Patents, licenses and rights                                          676,435
  Other assets                                                            5,925
                                                                      ---------
     Total Assets                                                       778,583

Liabilities:
  Current liabilities                                                  (110,483)
  Long-term liabilities                                                 (40,547)
                                                                      ---------
  Fair value of acquisitions                                          $ 627,553
                                                                      =========

In conjunction with these acquisitions, the Company issued and aggregate of 3,215,511 shares of its common stock to shareholders of New Directions and to Polymers and to consultants and promoters.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                                                   September 30,
Pro Forma (unaudited)                                                  1999
                                                                   -----------
Revenue                                                            $   236,706
Cost of goods sold                                                     140,196
                                                                   -----------
  Gross profit                                                          96,510

Expenses
   Selling, general and administrative                                (137,187)
   Interest expense                                                       (621)
                                                                   -----------
Loss from Operations                                                   (41,298)
Tax Benefit                                                             16,000
                                                                   -----------
Net income (Loss)                                                  $   (25,298)
                                                                   ===========

Loss per share                                                     $     (0.01)
                                                                   ===========
Weighted average number of shares                                    8,724,806
                                                                   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

     THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS; DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

(b) RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information for the Company:

                                         Three Months Ended  Three Months Ended
                                         September 30, 2000  September 30, 1999
                                             (Unaudited)        (Unaudited)
                                             -----------        -----------
Statement of Operations Date
  Revenue                                     $ 209,818          $ 222,475
  (Net Loss)                                  $(251,872)         $  (3,795)
  (Net Loss) per Share                        $   (0.03)         $    0.00

                                         Three Months Ended  Three Months Ended
                                         September 30, 2000  September 30, 1999
                                             (Unaudited)        (Unaudited)
                                             -----------        -----------
Balance Sheet Data
  Current Assets                              $   940,127        $   828,372
  Total Property & Equipment, Net             $   674,881        $   691,488
  Patents, Net                                $   649,251
  Deferred Tax Asset                          $ 2,374,000        $ 1,933,200
Total Assets                                  $ 4,670,082        $ 3,479,399
  Total Current Liabilities                   $   500,419        $   500,340
  Accumulated Deficit                         $(3,677,761)       $(3,013,187)
Stockholders' Equity                          $ 2,899,539        $ 2,929,059

THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

REVENUES

     Revenues for the three months ended September 30, 2000 were $209,818 compared to $222,475 for the same period in 1999. Revenue from the Soil Wash Division for the three months ended September 30, 2000 were $202,798 compared to $209,818 for the same period in 1999. Revenue from the Agriblend Division for the three months ended September 30, 2000 were $7,020 compared to its revenue prior to the acquisition by the Company during the same period in 1999 of $14,231.

COST OF SALES

     Cost of goods sold for the Soil Wash Division increased from $132,843 for the three months ended September 30, 1999 to $238,325 for the three months ended September 30, 2000, while representing an increase as a percentage of sales from 60% to 120%. Cost of goods sold for the Agriblend Division decreased from $7,353 for the three months ended September 30, 1999 to $4,258 for the three months ended September 30, 2000, while representing an increase as a percentage of sales from 52% to 61% of the preacquisition activity for the 1999 period.

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

OPERATING EXPENSES

     Operating  expenses  increased  305% over the same  period  in 1999.  These increases are due to the Company's efforts in putting in place sales representatives, employees and agents for the Agriblend Division to expand its sales base, legal fees related to expanding its patent rights, and increased costs, including employees, of operating a multi-site, multi-disciplined business. These increases began in the second quarter as the Company explored the acquisition related to the Agriblend business, and increased during the third and fourth quarters as the Company was establishing its base sales network. On an annual basis, the Company expects that these costs will increase based on a full year of operations of the Agriblend Division but the relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations are experienced for the two divisions and costs associated with public companies are incurred. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures is incurred for a full year rather than approximately one quarter and the balance of the debentures are funded and interest is paid on the increased balance.

INCOME TAXES

     The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carryforward and therefore reduced cash outlay for taxes in future periods.

NET LOSS

     The Company experienced a net loss of $251,872 for the three months ended September 30, 2000 as compared to a net loss of $3,795 for the three months ended September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled 184,765 and $218,179 at September 30, 2000 and 1999, respectively. Net cash used by operations was $207,166 for the three months ended September 30, 2000 compared to net cash provided by operations of $74,287 for the comparable period in 1999. To date, the Company has financed its operations principally through the sales activities of the Soil Wash Division and the placement of Convertible Debentures. The Company believes that it has and will have sufficient cash flow to continue its operations through June 30, 2001. The Company will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, the Company may look to these public and private sources of financing. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

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

          27.1  Financial Data Schedule

     2.   Reports on Form 8-K filed:

          None.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        AMERICAN SOIL TECHNOLOGIES, INC.


DATED: November 14, 2000                By: /s/ Neil C. Kitchen
                                           -------------------------------------
                                           Neil C. Kitchen,
                                           President, Chief Executive Officer

                                        By: /s/ Sean Lee
                                           -------------------------------------
                                           Sean Lee,
                                           Chief Financial Officer