Form 10QSB
period 2000-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2001-02-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 000-22855


                        AMERICAN SOIL TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                                86-0671974
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                  215 N. Marengo, Suite 110, Pasadena, CA 91101
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (619) 521-8547
                           ---------------------------
                           (Issuer's telephone number)


                                       N/A
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 9, 2001, the number of shares of Common Stock issued and outstanding was 8,791,358.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Balance Sheets - December 31, 2000 and 1999                             1

     Statements of  Operations - For the six months ended
     December 31, 2000 and 1999 and for the three months
     ended December 31, 2000 and 1999                                        2

     Statements of Stockholders' Equity - For the six
     months ended December 31, 2000 and 1999                                 3

     Statements of Cash Flow - For the six months ended
     December 31, 2000 and 1999 and for the three months
     ended December 31, 2000 and 1999                                        4

     Notes to Financial Statements                                           5

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                           10


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                             13
     Item 2.  Changes in Securities                                         13
     Item 3.  Defaults Upon Senior Securities                               13
     Item 4.  Submission of Matters to a Vote of Security Holders           13
     Item 5.  Other Information                                             13
     Item 6.  Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                  14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN SOIL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            December 31,
                                                                 ------------------------------
                                                                     2000               1999
                                                                 -----------        -----------
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                       $   241,281        $    44,354
 Accounts and notes receivable                                       135,853            301,934
 Deposits and prepaid expenses                                       142,438            142,378
 Inventory                                                           151,312            101,326
                                                                 -----------        -----------
        TOTAL CURRENT ASSETS                                         670,884            589,992

 Property, plant and equipment, net of
  accumulated depreciation                                           649,494            731,629
 Patents, net of amortization                                        639,083            761,269
 Deferred income tax asset                                         2,565,000          1,984,200
 Other assets                                                          3,193             32,264
                                                                 -----------        -----------
        TOTAL  ASSETS                                            $ 4,527,654        $ 4,099,354
                                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                $   183,546        $   279,266
 Accrued expenses                                                      9,839              9,839
 Deferred income                                                     300,785              1,793
 Notes payable, including amounts due in less than one year               --             73,643
                                                                 -----------        -----------
        TOTAL CURRENT PAYABLE                                        494,170            364,541

NOTES PAYABLE
 Deferred compensation                                                30,840                 --
 Reserve for remediation                                              50,000             50,000
 Long term notes payable, less current portion                            --             26,904
 Notes payable stockholders                                           42,461             36,371
 Debentures payable                                                1,300,000                 --
                                                                 -----------        -----------
        TOTAL  LIABILITIES                                         1,917,471            477,816

STOCKHOLDERS' EQUITY
 Common stock                                                          8,730              8,723
 Additional paid-in capital                                        6,568,570          6,678,276
 Retained earnings (deficit)                                      (3,967,117)        (3,065,461)
                                                                 -----------        -----------
        TOTAL STOCKHOLDERS' EQUITY                                 2,610,183          3,621,538
                                                                 -----------        -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 4,527,654        $ 4,099,354
                                                                 ===========        ===========

See accompanying notes to these financial statements

                        AMERICAN SOIL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the six months ended         For the three months ended
                                                       December 31,                       December 30,
                                              -----------------------------      -----------------------------
                                                  2000              1999             2000              1999
                                              -----------       -----------      -----------       -----------
REVENUE:
 Soil and water treatment                     $   699,724       $ 1,103,648      $   514,959       $   885,469
 Hauling and miscellaneous sales                   41,411            36,430           27,268            32,134
 Other revenue                                      4,042                             (6,868)
                                              -----------       -----------      -----------       -----------
     GROSS REVENUE                                745,177         1,140,078          535,359           917,603

COST OF OPERATIONS:

 Materials and supplies                           375,154           387,713          305,773           332,533
 Labor and payroll costs                          177,190           204,183          103,953           144,746
 Facility costs                                   197,677            98,862          130,570            98,862
 Equipment and maintenance                         67,352           106,879           36,706            90,956
 Miscellaneous operating costs                     10,996               310            8,784            (1,993)
                                              -----------       -----------      -----------       -----------
     TOTAL COST OF OPERATIONS                     828,369           797,947          585,786           665,104
                                              -----------       -----------      -----------       -----------

GROSS INCOME                                      (83,192)          342,131          (50,427)          252,499

 Sales and marketing costs                        304,278           159,634          260,518           142,870
 Depreciation and amortization                     75,757            68,537           37,878            56,437
 General and administrative costs                 375,604           249,545           99,849           183,603
 Interest expense                                  55,630               704           28,660                83
 Research and development                           5,252                --            3,294                --
                                              -----------       -----------      -----------       -----------
     SALES AND ADMINISTRATIVE COSTS               816,521           478,420          430,199           382,993
                                              -----------       -----------      -----------       -----------

                                                 (899,713)         (136,289)        (480,626)         (130,494)

Interest income                                       485                --              270                --
                                              -----------       -----------      -----------       -----------

Net loss before provision for income taxes       (899,228)         (136,289)        (480,356)         (130,494)

Income tax credit                                 358,000            53,000          191,000            51,000
                                              -----------       -----------      -----------       -----------

NET (LOSS)                                    $  (541,228)      $   (83,289)     $  (289,356)      $   (79,494)
                                              ===========       ===========      ===========       ===========

Basic loss per common share (Note8)           $     (0.07)      $     (0.02)     $     (0.03)      $     (0.02)
                                              ===========       ===========      ===========       ===========
Weighted average shares outstanding             8,730,431         5,507,420        8,730,431         5,507,420
                                              ===========       ===========      ===========       ===========

See accompanying notes to these financial statements

                        AMERICAN SOIL TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                          Common Stock      Additional
                                      ------------------     Paid-in       Accumulated
                                      Shares      Amount     Capital         Deficit         Total
                                      ------      ------     -------         -------         -----
Balance at June 30, 1999             5,507,420    $5,507    $5,936,739    $(2,982,172)    $ 2,960,074

Merger on December 31, 1999          3,215,511     3,216       741,537                        744,753

Net loss for the six months ended
 December 31, 2000                                                            (83,289)        (83,289)
                                     ---------    ------    ----------    -----------     -----------

Balance at December 31, 1999         8,722,931    $8,723    $6,678,276    $(3,065,461)    $ 3,621,538
                                     =========    ======    ==========    ===========     ===========


Balance At  June 30, 2000            8,730,431    $8,730    $6,568,570    $(3,425,889)    $ 3,151,411

Net loss for the six months ended
 December 31, 2000                                                           (541,228)       (541,228)
                                     ---------    ------    ----------    -----------     -----------

Balance at  December 31, 2000        8,730,431    $8,730    $6,568,570    $(3,967,117)    $ 2,610,183
                                     =========    ======    ==========    ===========     ===========

See accompanying notes to these financial statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                            For the six months ended     For the three months ended
                                                                  December 31,                  December 31,
                                                            ------------------------      ------------------------
                                                              2000           1999           2000           1999
                                                            ---------      ---------      ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:

NET LOSS                                                    $(541,228)     $ (83,289)     $(289,356)     $ (79,494)
Items not requiring cash
  Deferred compensation                                         1,263          1,263
  Amortization and depreciation                                75,757         68,537         37,878         56,437
  Allowance for doubtful accounts                              18,116         18,116
  Benefit on income tax credit                               (358,000)       (53,000)      (191,000)       (51,000)
                                                            ---------      ---------      ---------      ---------
Cash flow provided/(used) by operations                      (822,208)       (49,636)      (441,215)       (55,941)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
 BY OPERATING ACTIVITIES

CHANGES IN ASSETS AND LIABILITIES:
  (Increase)/Decrease in accounts receivable                  385,229        577,003        323,458        267,341
  (Increase)/Decrease  in deposits and prepaid expenses        (2,059)       (52,385)        (2,059)      (130,484)
  (Increase)/Decrease in inventory                            151,000         42,530        126,933         18,647
  (Increase)/decrease in other assets                          28,810         28,810         (5,925)
  (Decrease)/increase in accounts payable                    (181,766)       122,255         18,820        148,572
  (Decrease)/increase in accrued expenses                     (96,755)       (37,203)
   Increase in deferred income                                263,505       (419,264)       (25,070)      (274,053)
                                                            ---------      ---------      ---------      ---------
Total Adjustments                                             644,719        173,384        470,892        (13,105)
                                                            ---------      ---------      ---------      ---------

Net cash flow provided/(used) by operating activities        (177,489)       123,748         29,677        (69,046)

CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant & equipment                      (7,496)       (36,597)        (2,504)        (3,658)
                                                            ---------      ---------      ---------      ---------
Total cash flow used by investing activities                   (7,496)       (36,597)        (2,504)        (3,658)
                                                            ---------      ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayment of stockholder advances                          (146,890)      (146,890)
  Issuance of debentures                                      300,000        150,000        100,547
  Advances from stockholders                                    1,914          1,914         36,371
                                                            ---------      ---------      ---------      ---------
Total cash flow from financing activities                     301,914       (146,890)       151,914         (9,972)
                                                            ---------      ---------      ---------      ---------
Net increase/(decrease) in cash                               116,929        (59,739)       179,087        (82,676)
Cash at beginning of period                                   124,352        104,093         62,194        127,030
                                                            ---------      ---------      ---------      ---------
Cash at end of period                                       $ 241,281      $  44,354      $ 241,281      $  44,354
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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment and patents for the six months ended December 31, 2000 and 1999 is $55780 and $37,878, respectively.

Property plant and equipment consist of the following:

                                                     December 31,   December 31,
                                                        2000            1999
                                                     ----------     ----------
     Production equipment                            $  922,554     $  912,845
     Office equipment, furniture and fixtures            70,473         59,544
     Vehicles                                            95,872         95,872
     Leasehold improvements                             528,793        528,793
                                                     ----------     ----------
                                                      1,617,692      1,597,054
     Less accumulated depreciation and
      amortization                                     (968,198)      (865,425)
                                                     ----------     ----------
                                                     $  649,494     $  731,629
                                                     ==========     ==========

Amortization of capitalized patent costs for the three months ended December 31, 2000 was $19,977.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - CONVERTIBLE DEBENTURES

In March, 2000, the Company authorized the issuance of an aggregate of $ 1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The stock is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures are subscribed and at December 31, 2000 the outstanding balance of the debt is $1,300,000. If all debt is converted the Company would issue 441,667 shares and based on the current outstanding balance 433,334 shares would be issued if the holders elect to convert. Interest expense for the six months ended December 31, 2000 was $53,635.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

The Company has various operating lease obligations which monthly payments. The Company has month to month leases for its plant sites and equipment. During the quarters ended December 31, 2000 and 1999 the aggregate lease payments were $122,531 and $127,547, respectively. The Company expects the leases to continue or be replaced and that the ongoing lease costs will approximate that of 2000.

In conjunction with the lease of the land associated with the operating facilities, the Company is obligated to remediate the property to its original condition. The Company has provided a reserve to restore the property. At December 31, 2000 and 1999 the Company has reserved $50,000 and $50,000, respectively, to defray the final cost of lease termination. The lease is month to month and can be terminated by either party with notice to the other.

NOTE 6 - INCOME TAXES

At December 31, 2000 and 1999, the Company has approximately $5,836,000 and $4,729,000 of net operating losses available to offset future income tax liability. The reserve for remediation is not deductible for tax purposes until paid and therefore the Company will have a deduction of the amount actually paid in the future. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilized these differences.

The components of deferred tax assets and liabilities are as follows:

                                                   December31,      December 31,
                                                      2000              1999
                                                   ----------       ----------
Tax effects of reserves for doubtful accounts,
 deferred compensation and remediation             $   60,000       $   19,500
Tax effects of carryforward benefits:
Net operating loss carryforwards                    2,505,000        1,964,700
                                                   ----------       ----------
Tax effects of carryforwards
  Tax effects of future taxable differences and
   carryforwards                                    2,565,000        1,984,200
                                                   ----------       ----------
Net deferred tax asset                             $2,565,000       $1,984,200
                                                   ==========       ==========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - INCOME TAXES (continued)

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on an 8.8% state and 34.0% federal income tax rates for a net combined rate of 39.8%. The realized net operating losses expire over the next 20 years, as follows:

     Expiration                       Amount
     ----------                    -----------
        2008                       $   130,000
        2009                         1,074,000
        2010                         1,058,000
        2011                         1,016,000
        2012                           915,000
        2018                           510,000
        2019                           156,000
        2020                           558,000
        2021                           899,000
                                   -----------
         Total                     $ 6,316,000
                                   ===========

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2021, therefore, no valuation reserve has been provided for this against the asset.

NOTE 7 - COMMON STOCK

At December 31, 2000, the Company has 8,730,431 shares of common stock issued and outstanding after the issuance of 3,215,511 shares on December 31, 1999 for the acquisitions described herein, 5,507,420 shares outstanding as a result of the stock split at December 31, 1999 and exercise by the holder of 7,500 shares in May, 2000. The Company has 25,000,000 shares authorized. The outstanding shares were increased by a stock split of 45.90 for 1 to the original stockholders of the Company and the Company changed the par value per share to $0.001. In accordance with SFAS 128, this split has been retroactively recorded as of July 1, 1998. Additionally, the capitalization of notes and advances payable to shareholders has retroactively been capitalized in the amount of $5,451,129 as part of that same transaction.

NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of December 31, 2000 and 1999, the weighted average number of shares outstanding after giving effect to the stock split was 8,730,431 and 5,507,420, respectively. There were no dilutive items outstanding, therefore, basic and diluted loss per share are the same.

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

The purchase method of accounting was performed on New Directions and the assets and liabilities of Polymers based on the fair market value at the transaction date. The valuation of New Directions and Polymers, including transaction costs estimated at $100,000, was $627,553 A summary of the assets and liabilities acquired, at December 31, 1999 were as follows:

     Assets:
     Inventory                               $   25,380
     Deposits and prepaid expenses                3,973
     Property, plant and equipment               66,870
     Patents, licenses and rights               676,435
     Other assets                                 5,925
                                             ----------
          Total Assets                          778,583

     Liabilities:
     Current liabilities                       (110,483)
     Long-term liabilities                      (40,547)
                                             ----------
          Fair value of acquisitions         $  627,553
                                             ==========

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

                                                 December 31,
     Pro Forma (unaudited)                           1999
                                                 ------------
     Revenue                                     $ 1,155,805
     Cost of goods sold                              828,488
                                                 -----------
          Gross profit                               327,317
     Expense
      Selling, general and administrative           (546,613)
      Interest expense                                (2,400)
                                                 -----------
      Loss from Operations                          (221,696)
      Tax Benefit                                     53,000
                                                 -----------
      Net income (Loss)                          $  (169,696)
                                                 ===========

      Loss per share                             $     (0.02)
                                                 ===========
      Weighted average number of shares            8,722,931
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

(b)  RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                        Six Months Ended     Six Months Ended
                                        December 31, 2000    December 31, 1999
                                           (Unaudited)          (Unaudited)
                                        -----------------    -----------------
Statement of Operations Data
  Revenue                                  $   745,177          $ 1,140,078
  (Net Loss)                               $  (541,228)         $   (83,289)
  (Net Loss) per Share                     $     (0.07)         $     (0.02)
Balance Sheet Data
  Current Assets                           $   670,884          $   589,992
  Total Property & Equipment, Net          $   649,494          $   731,629
  Patents, Net                                 $639083          $   761,269
  Deferred Tax Asset                       $ 2,565,000          $ 1,984,200
Total Assets                               $ 4,527,654          $ 4,099,354
  Total Current Liabilities                $   494,170          $   364,541
  Accumulated Deficit                      $(3,967,117)         $(3,065,461)
Stockholders' Equity                       $ 2,610,183          $ 3,621,538

SIX MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED) COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)

REVENUES

Revenues for the six months ended December 31, 2000 were $745,177 compared to $1,140,078 for the same period in 1999. Revenue from the Soil Wash Division for the six months ended December 31, 2000 were $720,899 compared to $1,140,078 for the same period in 1999. Revenue from the Agriblend Division for the six months ended December 31, 2000 were $24200 compared to its revenue prior to the acquisition by the Company during the same period in 1999 of $28,462.

COST OF SALES

Cost of goods sold for the Soil Wash Division increased from $797,947 for the six months ended December 31, 1999 to $828,369 for the six months ended December 31, 2000, while representing an increase as a percentage of sales from 70% to 112%. Cost of goods sold for the Agriblend Division increased from $14,707 for the six months ended December 31, 1999 to $15,577 for the six months ended December 31, 2000, while representing an increase as a percentage of sales from 52% to 65% of the preacquisition activity for the 1999 period.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities to the Agriblend Division as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses increased 67% over the same period in 1999. These increases are due to the Company's efforts in putting in place sales representatives, employees and agents for the Agriblend Division to expand its sales base, legal fees related to expanding its patent rights, and increased costs, including employees, of operating a multi-site, multi-disciplined business. These increases began in the second quarter as the Company explored the acquisition related to the Agriblend business, and increased during the third and fourth quarters as the Company was establishing its base sales network. On an annual basis, the Company expects that these costs will increase based on a full year of operations of the Agriblend Division but the relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations are experienced for the two divisions and costs associated with public companies are incurred. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures is incurred for a full year rather than approximately one quarter and the balance of the debentures are funded and interest is paid on the increased balance.

INCOME TAXES

The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carryforward and therefore reduced cash outlay for taxes in future periods.

NET LOSS

The Company experienced a net loss of $541,228 for the six months ended December 31, 2000 as compared to a net loss of $83,289 for the six months ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $241,281 and $44,354 at December 31, 2000 and 1999, respectively. Net cash used by operations was $177,489 for the six months ended December 31, 2000 compared to net cash provided by operations of $123,748 for the comparable period in 1999. To date, the Company has financed its operations principally through the sales activities of the Soil Wash Division and the placement of Convertible Debentures. The Company believes that it has and will have sufficient cash flow to continue its operations through June 30, 2001. The Company will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, the Company may look to these public and private sources of financing. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: 1) the sales revenue generated by the Agriblend Division; 2) the level of sales and marketing activities related to domestic sales from the Agriblend Division; 3) the level of distributor support related to development of international sales associated with the Agriblend Division; and 4) continuing delivery of contaminated soil to and revenue from the Soil Wash Division.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000, filed with the SEC on November 14, 2000, file number 000-22855.

To the best knowledge of management, there are no other legal proceedings pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 14, 2000, the Company, subject to shareholder ratification, enacted a stock option plan, reserving 1,000,000 shares of common stock for issuance under the stock option plan. To date, the Company has not issued any stock options under this stock option plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company has been informed that the landlord of its San Diego California operating site does not intend to renew the Company's lease and that it will be expected to vacate the premises after appropriate remediation. The Company immediately began searching for an appropriate location to relocate its soil remediation business that will satisfy the requirements of the various regulatory agencies having jurisdiction over its business. The Company expects to find a new site, relocate the plant and equipment and complete the remediation not later than June 30, 2001. The Company does not expect the cost of remediation to exceed the reserve of $50,000 that has been provided n prior periods.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

   4.1  Stock Option Plan

2. Reports on Form 8-K filed:

   None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: February 12, 2001                 AMERICAN SOIL TECHNOLOGIES, INC.


                                         /s/ Neil C. Kitchen
                                         ---------------------------------------
                                         By:  Neil C. Kitchen
                                         Its: President, Chief Executive Officer


                                         /s/ Sean Lee
                                         ---------------------------------------
                                         By:  Sean Lee
                                         Its: Chief Financial Officer