Form 10QSB
period 2001-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2001-05-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________.

                        Commission File Number: 000-22855


                        AMERICAN SOIL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                                 86-0671974
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                  215 N. Marengo, Suite 110, Pasadena, CA 91101
                    (Address of principal executive offices)


                                 (619) 521-8547
                           (Issuer's telephone number)


                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2001, the number of shares of Common Stock issued and outstanding was 8,813,358.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets - March 31, 2001 and 2000 .......................  3

          Statements of Operations - For the nine months ended
          March 31, 2001 and 2000 and for the three months ended
          March 31, 2001 and 2000 ........................................  4

          Statements of Stockholders' Equity - For the nine months
          ended March 31, 2001 and 2000 ..................................  5

          Statements of Cash Flow - For the nine months ended
          March 31, 2001 and 2000 and for the three months ended
          March 31, 2001 and 2000 ........................................  6

          Notes to Financial Statements ..................................  7

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations ........................ 12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ........................................... 15
     Item 2. Changes in Securities ....................................... 15
     Item 3. Defaults Upon Senior Securities ............................. 15
     Item 4. Submission of Matters to a Vote of Security Holders ......... 15
     Item 5. Other Information ........................................... 15
     Item 6. Exhibits and Reports on Form 8-K ............................ 15

SIGNATURES ............................................................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                 Balance Sheets
                                   (unaudited)

                                                                             March 31,
                                                                 --------------------------------
                                                                    2001                  2000
                                                                 -----------          -----------
                                     ASSETS
CURRENT  ASSETS
  Cash and cash equivalents                                      $   188,597          $   438,628
  Accounts and notes receivable                                      117,350              419,543
  Deposits and prepaid expenses                                      143,238              140,379
  Inventory                                                          206,689              160,676
                                                                 -----------          -----------
        TOTAL CURRENT ASSETS                                         655,874            1,159,226

Property, plant and equipment, net of
    accumulated depreciation                                         621,796              734,499
Patents, net of amortization                                         629,094              750,069
Deferred income tax asset                                          2,650,000            2,020,900
Other assets                                                           3,193               33,242
                                                                 -----------          -----------
        TOTAL  ASSETS                                            $ 4,559,957          $ 4,697,936
                                                                 ===========          ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts  payable                                              $   269,435          $    88,556
  Accrued expenses                                                    10,980               18,381
  Deferred income                                                         --               15,855
  Notes payable, including amounts due in less than one year         421,995              136,918
                                                                 -----------          -----------
        TOTAL CURRENT PAYABLE                                        702,411              259,710

Reserve for remediation                                               50,000               50,000
Long term notes payable, less current portion                             --                   --
Debentures payable                                                 1,075,000              825,000
                                                                 -----------          -----------
        TOTAL  LIABILITIES                                         1,827,411            1,134,710

STOCKHOLDERS' EQUITY
  Common stock                                                         8,813                8,723
  Additional paid-in capital                                       6,818,487            6,678,276
  Retained earnings (deficit)                                     (4,094,753)          (3,123,773)
                                                                 -----------          -----------
     TOTAL  STOCKHOLDERS' EQUITY                                   2,732,547            3,563,226
                                                                 -----------          -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 4,559,957          $ 4,697,936
                                                                 ===========          ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                  For the nine months ended          For the three months ended
                                                          March 31,                           March 31,
                                                -----------------------------       -----------------------------
                                                   2001               2000              2001              2000
                                                -----------       -----------       -----------       -----------
REVENUE:
  Soil and water treatment                      $ 1,201,555       $ 1,358,869       $   501,831       $   255,221
  Hauling and miscellaneous sales                   152,842            92,035           111,431            55,605
  Other revenue                                          80                38
                                                -----------       -----------       -----------       -----------
        GROSS REVENUE                             1,354,477         1,450,904           613,300           310,826

COST OF OPERATIONS:
  Materials and supplies                            495,255           394,058           120,101             6,345
  Labor and payroll costs                           267,198           256,122            90,008            51,939

  Facility costs                                    124,173           118,504             45580            19,642
  Equipment and maintenance                         334,405           199,955           147,969            93,076
  Miscellaneous operating costs                      13,096             3,380             2,100             3,070
                                                -----------       -----------       -----------       -----------
        TOTAL COST OF OPERATIONS                  1,234,127           972,019           405,758           174,072
                                                -----------       -----------       -----------       -----------

GROSS INCOME                                        120,350           478,885           207,542           136,754

Sales and marketing costs                           497,275           200,335           192,997            40,701
Depreciation and amortization                       113,636            87,639            45,099            19,102
General and administrative costs                    530,930           412,329           150,616           162,784
Interest expense                                     85,392             9,283            29,762             8,579
Research and development                              9,211                --             3,959                --
                                                -----------       -----------       -----------       -----------
        SALES AND ADMINISTRATIVE COSTS            1,236,444           709,586           422,433           231,166
                                                -----------       -----------       -----------       -----------

                                                 (1,116,094)         (230,701)         (214,891)          (94,412)

Interest income                                       4,230                --             2,255                --
                                                -----------       -----------       -----------       -----------

Net loss before provision for income taxes       (1,111,864)         (230,701)         (212,636)          (94,412)

Income tax credit                                   443,000            89,700            85,000            36,700
                                                -----------       -----------       -----------       -----------

NET (LOSS)                                      $  (668,864)      $  (141,001)      $  (127,636)      $   (57,712)
                                                ===========       ===========       ===========       ===========

Basic loss per common share (Note8)             $      (.08)      $      (.03)      $      (.02)      $      (.01)
                                                ===========       ===========       ===========       ===========
Weighted average shares outstanding               8,747,463         6,571,462         8,782,865         8,722,931
                                                ===========       ===========       ===========       ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                                   (unaudited)


                                              Common Stock          Additional
                                         ----------------------      Paid-in       Accumulated
                                          Shares         Amount      Capital         Deficit         Total
                                          ------         ------      -------         -------         -----
Balance at June 30, 1999                 5,507,420     $   5,507    $5,936,739     $(2,982,772)    $2,959,474

Merger on December 31, 1999              3,215,511         3,216       741,537                        744,753

Net loss for the nine months ended
  March 31,2000                                                                       (141,001)      (141,001)
                                        ----------     ---------    ----------     -----------     ----------

Balance at March 31, 2000                8,722,931     $   8,723    $6,678,276     $(3,123,773)    $3,563,226
                                        ==========     =========    ==========     ===========     ==========

Balance At  June 30, 2000                8,730,431     $   8,730    $6,568,570     $(3,425,889)    $3,151,411

Debenture conversion                        83,333            83       249,917                        250,000

Net loss for the nine months ended
 March 31, 2001                                                                       (668,864)      (668,864)
                                        ----------     ---------    ----------     -----------     ----------

Balance at  March 31, 2001               8,730,431     $   8,813    $6,818,487     $(4,094,753)    $2,732,547
                                        ==========     =========    ==========     ===========     ==========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statement of Cash Flow
                                   (unaudited)

                                                           For the nine months ended    For the three months ended
                                                                   March 31,                     March 31,
                                                            -----------------------      -----------------------
                                                               2001          2000           2001          2000
                                                            ---------     ---------      ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS                                                    $(668,864)    $(141,001)     $(127,637)    $ (57,712)
Items not requiring cash
  Deferred compensation                                            --
  Amortization and depreciation                               113,636        87,639         37,879        19,102
  Allowance for doubtful accounts                              18,116
  Benefit on income tax credit                               (443,000)      (89,700)       (85,000)      (36,700)
                                                            ---------     ---------      ---------     ---------
Cash flow provided/(used) by operations                      (998,229)     (124,946)      (174,758)      (75,310)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 USED BY OPERATING ACTIVITIES

CHANGES IN ASSETS AND LIABILITIES:
  (Increase)/Decrease in accounts receivable                  403,730       450,522         18,503      (117,809)
  (Increase)/Decrease  in deposits and prepaid expenses        (2,860)        3,477           (800)      (39,053)
  (Increase)/Decrease in inventory                             95,623       (70,683)       (55,377)      (18,298)
  (Increase)/Decrease in other assets                          28,810        10,222             --        10,222
  (Decrease)/increase in accounts payable                     (95,875)      (68,455)        85,889      (190,710)
  (Decrease)/increase in accrued expenses                       1,141       (88,213)         1,141         8,542
  (Decrease)/increase in deferred compensation                (29,577)      (30,840)
  (Decrease)/Increase in deferred income                      (37,280)     (405,202)      (300,785)       14,062
                                                            ---------     ---------      ---------     ---------
Total Adjustments                                             363,713      (168,332)      (282,269)     (333,044)
                                                            ---------     ---------      ---------     ---------

Net cash flow provided/(used) by operating activities        (634,516)     (293,278)      (457,027)     (408,354)

CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant & equipment                      (7,687)      (50,297)          (191)      (22,372)
                                                            ---------     ---------      ---------     ---------
Total cash flow used by investing activities                   (7,687)      (50,297)          (191)      (22,372)
                                                            ---------     ---------      ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Repayment of stockholder advances                           (40,547)     (146,890)       (42,461)
  Short-term borrowings                                       421,995       421,995
  Issuance of debentures                                      325,000       825,000         25,000       825,000
  Advances from stockholders                                       --
                                                            ---------     ---------      ---------     ---------
Total cash flow from financing activities                     706,448       678,110        404,534       825,000
                                                            ---------     ---------      ---------     ---------

Net increase/(decrease) in cash                                64,245       334,535        (52,684)      394,274
Cash at beginning of period                                   124,352       104,093        241,281        44,354
                                                            ---------     ---------      ---------     ---------
Cash at end of period                                       $ 188,597     $ 438,628      $ 188,597     $ 438,628
                                                            =========     =========      =========     =========

See accompanying notes to these financial statements

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                   (unaudited)


NOTE 1 - THE COMPANY

     American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") was incorporated in California on September 22, 1993. Effective December 31, 1999 the Company completed the reverse acquisition and acquisition and changed its name from Soil Wash Technologies, Inc. to American Soil Technologies, Inc. and changed its state of domicile to
     Nevada. Until January 1, 2000 the Company operated as Soil Wash Technologies, Inc.

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

     LINE OF BUSINESS

     The  Company  is  primarily   engaged  in  non-hazardous   soil  and  water
     remediation for commercial business and, additionally as of January 1, 2000, began the production and sale of soil enhancement products of the agricultural community. To date, the revenue from the soil enhancement products has not been significant.

     REVENUE RECOGNITION

     For remediation products, revenue is recognized upon completion of the processing cycle and freight upon shipment by the independent trucking company or upon completion of the services and is fully earned. Revenue is recognized from the soil enhancement products upon sale and shipment, or if the sale includes installation, upon completion of the installation process.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

     Depreciation and amortization of property, plant and equipment and patents for the nine months ended March 31, 2001 and 2000 is $83,670 and $87,639, respectively.

     Property plant and equipment consist of the following:


                                                       March 31,      March 31,
                                                         2001           2000
                                                      ----------     ----------
     Production equipment                             $  922,746     $  854,747
     Office equipment, furniture and fixtures             70,473         53,045
     Vehicles                                             95,872         46,332
     Leasehold improvements                              528,793        520,003
                                                      ----------     ----------
                                                       1,617,884      1,474,127
     Less accumulated depreciation and amortization     (996,088)      (727,834)
                                                      ----------     ----------

                                                      $  621,796     $  746,293
                                                      ==========     ==========

     Amortization of capitalized patent costs for the nine months ended March 31, 2001 was $29,966.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                   (unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES

     In March 2000, the Company authorized the issuance of an aggregate of $ 1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures are subscribed and paid. At March 31, 2001 the outstanding balance of the debt is $1,075,000 after the election by one holder in February 2001 to convert $250,000 face amount of the convertible debentures to 83,333 shares of common stock. If the remaining holders elect to convert the debt the Company would issue 358,333 shares. Interest expense for the nine months ended March 31, 2001 was $85,392.

NOTE 5 - COMMITMENT AND CONTINGENCIES

     The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

     The Company has various operating lease obligations which require monthly payments. The Company has month to month leases for its plant sites and equipment. During the quarters ended March 31, 2001 and 2000 the aggregate lease payments were $235,164 and $191,000, respectively.

     In conjunction with the lease of the land associated with the operating facilities, the Company is obligated to remediate the property to its original condition. The Company has provided a reserve to restore the property. At March 31, 2001 and 2000, the Company has reserved $50,000 and $50,000, respectively, to defray the final cost of lease termination. The lease is month to month and can be terminated by either party with notice to the other.

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

     The components of deferred tax assets and liabilities are as follows:

                                                        March 31,      March 31,
                                                          2001           2000
                                                       ----------     ----------
     Tax effects of reserves for doubtful accounts,
      deferred compensation and remediation            $   60,000     $   19,500

     Tax effects of carryforward benefits:
       Net operating loss carryforwards                 2,590,000      2,001,400
                                                       ----------     ----------
     Tax effects of carryforwards
       Tax effects of future taxable differences
        and carryforwards                               2,650,000      2,020,900
                                                       ----------     ----------
     Net deferred tax asset                            $2,650,000     $2,020,900
                                                       ==========     ==========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          Notes to Financial Statements
                                   (unaudited)


NOTE 6 - INCOME TAXES (CONTINUED)

     Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on an 8.8% state and 34.0% federal income tax rates for a net combined rate of 39.8%. The realized net operating losses expire over the next 20 years, as follows:

     Expiration                                     Amount
     ----------                                   ----------
        2008                                      $  130,000
        2009                                       1,074,000
        2010                                       1,058,000
        2011                                       1,016,000
        2012                                         915,000
        2018                                         510,000
        2019                                         156,000
        2020                                         558,000
        2021                                       1,112,000
                                                  ----------
               Total                              $6,529,000
                                                  ==========

     Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2021, therefore, no valuation reserve has been provided for this against the asset.

NOTE 7 - COMMON STOCK

     At March 31, 2001, the Company has 8,730,431 shares of common stock issued and outstanding after the issuance of 3,215,511 shares on December 31, 1999 for the acquisitions described herein, 5,507,420 shares outstanding as a result of the stock split at December 31, 1999 and exercise by the holder of 7,500 shares in May, 2000 and the conversion to 83,333 shares of $250,000 of convertible debentures. The Company has 25,000,000 shares authorized. The outstanding shares were increased by a stock split of 45.90 for 1 to the original stockholders of the Company and the Company changed the par value per share to $0.001. In accordance with SFAS 128, this split has been retroactively recorded. Additionally, the capitalization of notes and advances payable to shareholders has retroactively been capitalized in the amount of $5,451,129 as part of that same transaction.

NOTE 8 - LOSS PER COMMON SHARE

     Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of March 31, 2001 and 2000, the weighted average number of shares outstanding after giving effect to the stock split was 8,730,431 and 5,507,420, respectively. There were no dilutive items outstanding, therefore, basic and diluted loss per share are the same.

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

     The purchase method of accounting was performed on New Directions and the assets and liabilities of Polymers based on the fair market value at the transaction date. The valuation of New Directions and Polymers, including transaction costs estimated at $100,000 was $627,553. A summary of the assets and liabilities acquired, at December 31, 1999 were as follows:

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

NOTE 10 - SUBSEQUENT EVENTS: SUSPENDED OPERATIONS OF SOIL WASH DIVISION

     In April 2001 the Company was informed that the landlord for its Soil Wash site was not renewing its lease and that the Company was forced to remediate and vacate the property. In conjunction with this notice the Company sold its client list and remaining book of business to another company. The contingent sales price was $1 million, subject to volume adjustments by the buyer. The Company retained the equipment and machinery and has not decided on the future redeployment of the assets. The provision for remediation will be adequate to fully remediate the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS, DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. During the nine months ended March 31, 2001, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and world-wide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                        Nine Months Ended      Nine Months Ended
                                          March 31, 2001         March 31, 2000
                                           (unaudited)             (unaudited)
                                           -----------             -----------
     Statement of Operations Data:
     Revenue                               $ 1,358,477             $ 1,450,904
     (Net Loss)                               (668,864)               (141,001)
     (Net Loss) Per Share                  $      (.08)            $      (.03)
     Balance Sheet Data:
     Current Assets                        $   655,874             $ 1,159,226
     Total Property & Equipment, Net           621,796                 734,499
     Patents, Net                              629,094                 750,069
     Deferred Tax Asset                      2,650,000               2,020,900
     Total Assets                            4,559,957               4,697,936
     Total Current Liabilities                 702,441                 259,710
     Accumulated Deficit                    (4,094,753)             (3,123,773)
     Stockholders' Equity                   (2,732,547)             (3,563,226)

NINE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) COMPARED TO NINE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

REVENUES

Revenues for the nine months ended March 31, 2001 were $1,358,447 compared to $1,450,904 for the same period in 2000. Revenue from the Soil Wash Division for the nine months ended March 31, 2001 was $1,227,530 compared to $1,387,555 for the same period in 2000. Revenue from the Agriblend Division for the nine months ended March 31, 2001 was $129,919 compared to its revenue prior to the acquisition by the Company during the same period in 2000 of $62,804.

COST OF SALES

Cost of goods sold for the Soil Wash Division increased from $955,329 for the nine months ended March 31, 2000 to $1,214,247 for the nine months ended March 31, 2001, while representing an increase as a percentage of sales from 66% to 89%. Cost of goods sold for the Agriblend Division increased from $16,690 for the nine months ended March 31, 2000 to $20,009 for the nine months ended March 31, 2001, while representing a decrease as a percentage of sales from 27% to 15%.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities to the Agriblend Division as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses increased 68% over the same period in 2000. These increases are due to the Company's efforts in putting in place sales representatives, employees and agents for the Agriblend Division to expand its sales base, legal fees related to expanding its patent rights, and increased costs, including employees, of operating a multi-site, multi-disciplined business. These increases began in the second quarter as the Company explored the acquisition related to the Agriblend business, and increased during the third and fourth quarters as the Company was establishing its base sales network. On an annual basis, the Company expects that these costs will increase based on a full year of operations of the Agriblend Division but the relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations are experienced for the two divisions and costs associated with public companies are incurred. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures is incurred for a full year rather than approximately one quarter and the balance of the debentures are funded and interest is paid on the increased balance.

INCOME TAXES

The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carryforward and therefore reduced cash outlay for taxes in future periods.

NET LOSS

The Company experienced a net loss of $668,864 for the nine months ended March 31, 2001 as compared to a net loss of $141,001 for the nine months ended March 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $188,597 and $438,638 at March 31, 2001 and 2000, respectively. Net cash used by operations was $634,516 for the nine months ended March 31, 2001 compared to net cash provided by operations of $293,278 for the comparable period in 2000. To date, the Company has financed its operations principally through the sales activities of the Soil Wash Division and the placement of Convertible Debentures. The Company believes that it has and will have sufficient cash flow to continue its operations through June 30, 2001. The Company will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, the Company may look to these public and private sources of financing. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: 1) the sales revenue generated by the Agriblend Division; 2) the level of sales and marketing activities related to domestic sales from the Agriblend Division; and
3) the level of distributor support related to development of international sales associated with the Agriblend Division.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001, filed with the SEC on November 14, 2001, file number 000-22855.

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

(a)  The following Exhibits are filed herein: None.

(b)  Reports on Form 8-K filed: None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 15, 2001                     AMERICAN SOIL TECHNOLOGIES, INC.
      -------------


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