Form 10KSB40
period 2001-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2001-10-11
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended June 30, 2001, were $1,309,306.

As of July 31, 2001, Registrant had 9,021,585 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,602,666. This calculation is based upon the closing sales price of $0.69 per share on September 24, 2001.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

The following documents are incorporated herein by reference: Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 15, 1998 (File No. 000-22855); Report on Form 10-QSB for the quarter ended March 30, 2001, filed on May 15, 2001; and Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855) are incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.    Description of Business                                            1

Item 2.    Description of Property                                            5

Item 3.    Legal Proceedings                                                  5

Item 4.    Submission of Matters to a Vote of Security Holders                5

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters           6

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

Item 7.    Financial Statements                                              11

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          11

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 12

Item 10.   Executive Compensation                                            14

Item 11.   Security Ownership of Certain Beneficial Owners and Management    15

Item 12.   Certain Relationships and Related Transactions                    15

PART IV

Item 13.   Exhibits and Reports on Form 8-K                                  16

                                     PART I

ITEM 1. BUSINESS

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

     The Company's Soil Wash division is primarily engaged in nonhazardous soil and water remediation for commercial business and its Agriblend(R) division is primarily engaged in manufacturing and marketing agriculture soil amendments.

     The Company has suspended operations of its Soil Wash division because, in April 2001, the Company was informed that the landlord for its Soil Wash site was not renewing its lease and that the Company was forced to remediate and vacate the property. In conjunction with this notice, the Company sold its client list and remaining book of business to another company. The contingent sales price was $1 million, subject to volume adjustments by the buyer. $500,000 has been paid to date and the balance is expected to be paid in January 2002. The Company retained the equipment and machinery and has not decided on the future redeployment of the assets. Remediation of the site is complete and closure is expected to be approved by the San Diego Regional Quality Control Board at their regularly scheduled meeting in October 2001.

     The Agriblend(R) division of American Soil Technologies manufactures and markets two primary products: Agriblend(R), a patented soil amendment developed for agriculture and Nutrimoist(TM) developed for homes, parks, golf courses and other turf related applications.

     2.   DISTRIBUTION

     The Agriblend(R) division markets primarily in the western United States and Mexico. In August 2000, the Company entered into an exclusive distribution agreement with UAP (United Agri Products, a division of Con Agra) to distribute Agriblend(R) in Texas, New Mexico, and Oklahoma. In June 2000, the Company signed an Exclusive Distribution Agreement with Sunpride, Inc. (a division of the Gerber Goldschmidt Group) to distribute Agriblend(R) in Mexico. And on September 1, 2000, the Company signed an exclusive Distribution Agreement with Agriblend(R) of Australia. The Company is presently negotiating a distribution agreement with another party for the territory of India and hopes to complete this agreement by the end of the year. The Company also distributes its products in California, Arizona, Idaho, Oregon, and Colorado through non-exclusive distributors.

     3.   STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT

     On August 14, 2001, the Company announced that its Agriblend(R) division had successfully developed a process to load its existing proprietary blend with plant nutrients. The new blend reduces the need for water while supplying all the required nutrients for healthy growth. The new blend, primarily developed for the turf market, will be known as Nutrimoist(TM). Installations using a Seeda-Vator, which forces the product into the root zone, have been made on three golf courses in Tucson, Arizona and Chula Vista and Bakersfield, California. A marked improvement in turf quality was noted in all three installations. In La Mesa, California, Hanson Aggregates installed Nutrimoist(TM) in a sports park. The Company expects to staff up during this quarter after final selection of the installation equipment is completed.

     On August 21, 2001, the Company announced that it reached an agreement with BioPlusNutrients L.L.C. of Grace, Idaho, to blend the Company's polymer with their proprietary nutrients. This agreement allows each entity to co-market the combined product to each other's customers.

     4.   COMPETITION

     There is no direct competition for the Company's Agriblend(R) division, however, earlier polymer based technology was very expensive and the remembrance of its cost has a negative effect on marketing Agriblend(R). Accordingly, educating the end user regarding the benefits of using Agriblend(R) and gaining general acceptance of the new "micro grain" technology are obstacles to marketing the product.

     5.   SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

     The Company's products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockenhousen, Ciba Specialties, and Floerger. All other components of the blends are mineral products that are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with the Company's specifications at a blending facility located near Truth or Consequences, New Mexico. Warehouse facilities are located in Tucson, Arizona.

     6.   DEPENDENCE ON MAJOR CUSTOMERS

     The Company believes that an exclusive distribution relationship with major national distributors in each country (or territory) in which the Company markets its Agriblend(R) products will provide expertise in distribution and sales support needed to successfully market a new high tech agricultural product such as Agriblend(R). However, this will ultimately lead to dependence on major distributors for product distribution.

     7.   INTELLECTUAL PROPERTY

     a. PATENTS. The Company holds no patents, however, the Company has exclusive world manufacturing/marketing rights to patented super absorbent cross-linked polymer technology. The underlying patents include United States Patent number 5,649,495 and 5,868,087, commonly known and described as "Agricultural Retention Mixture and Application Technique."

     b. TRADEMARKS. The Company has trade marked the following names:
Moisturerich(R), Fertilemoist(R), and Agriblend(R). The Company has a trademark application pending for Nutrimoist(TM).

     8.   GOVERNMENT APPROVAL

     The Agriblend(R) division is subject to regulatory standards developed by the EPA that are applicable to maximum monomer concentrations in polymers. Polymer products cannot exceed monomer concentrations of 200 mg/kg. All polymers used by the Company are well below the maximum monomer standard.

     9.   EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

     Not applicable, see discussion in Paragraph 8, Government Approval above.

     10.  RESEARCH AND DEVELOPMENT COSTS.

     Beginning in 2000, we began an investigative study at the Acres Research Facility in Cedar Falls, Iowa to determine the benefits of Agriblend(R) Plus on dry land farming of corn, the most predominate crop in the State of Iowa. We saw no significant differences in yield between control and treated but did notice a significant difference in the dryness of the corn at harvest. Corn is normally harvested in the 14% to 16% moisture range and then dried in huge gas or electrical heated dryers to lower the moisture level to below 14% for storage to prevent internal combustion of the grain in prolonged storage. The corn harvested in the Agriblend(R) Plus portion of the test fields was of moisture content ready for storage. To verify these results, the Acres Research Facility is running this same test in 2001 under the direction of the Agriculture Research Department of Iowa State University. If this less moisture content without sacrificing yield can be demonstrated again this year it could save corn farmers millions of dollars in drying costs.

     The Acres Research Facility also conducted a test showing the benefits of Nutrimoist(TM) turf. Nutrimoist(TM) turf was used prior to seed plant and demonstrated approximately a 300% increase in root mass and turf quality over the untreated samples.

     Colorado State University Extension Service through their Irrigation Specialist, Jim Valliant, is conducting a series of tests in the Arkansas River Valley to determine the benefits of Agriblend(R) Plus and Bio Plus Nutrients of overcoming the degradation of high salinity soils. The Arkansas River Valley was once a prime vegetable production area but is now losing that capability because of the dramatic increase in soil salts which severely restrict crop production. This is a test which will not be completed until November 2001 but potential results are looking favorable.

     A great amount of effort has been expended in the Company research facility, in conjunction with Bio Plus Nutrients, L.L.C., creating and testing for a repeatable product "Nutrimoist(TM) L". This is the product that will be used exclusively in the Nutrimoist(TM) Injection System. The Company hopes that a minor modification of this liquefied polymer will also be able to be sold in the retail market.

     A great amount of in house effort has and is being expended to produce a consistent "nutrimoist-turf" and a "nutrimoist-garden" to generate the dual benefits of water savings and nutrient application with a dry product.

     A turf research project is pending with the University of George to demonstrate the benefits of various machine injections of the Company's products to improve the turf, lower watering costs, and reduce sports injuries due to excessive soil compaction.

     The Company spent $14,893 on outside research and development in the fiscal year ended June 30, 2001 as compared to $2,500 spent on research and development in the fiscal year ended June 30, 2000.

     11.  COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

     The Agriblend(R) division provides Material Safety Data Sheets on all components of its Agriblend(R) product line and complies with labeling requirement for its products. In addition, the Company complies with Environmental Protection Agency regulations applicable to monomer content in its polymer additives (maximum of 200 mg/kg).

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

     12.  EMPLOYEES

     As of the date hereof, the Company has approximately 10 full-time employees and 3 part-time employees. While the Company does anticipate a small increase in its number of employees, it does not anticipate that it will hire more than 10 to 20 additional employees during calendar year 2002. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2. PROPERTIES

     The Company leases approximately 2,600 square feet located at a facility in Pasadena, California, which includes office and storage space. All of the Company's accounting operations are conducted from this facility. The lease expires August 2, 2002 and requires monthly payments of approximately $3,394.

     The Agriblend(R) division leases approximately 432 square feet of office space located in Phoenix, Arizona. The lease expires on March 15, 2002, and requires monthly payments of approximately $1,058. The Company rents storage space in Tucson, Arizona for approximately $350 per month.

ITEM 3. LEGAL PROCEEDINGS

     Polymers Plus and the Company were named in an arbitration brought by Blaine Vince in which the claimant alleged damages of approximately $50,000. The Company reached settlement with Blaine Vice and the conditions of the Settlement Agreement have been fully satisfied.

     To the best knowledge of management, there are no other legal proceedings pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION

     The Company's Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." The Company's Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol "NDMI" until January 2000. Set forth below is the trading history of the Company's Common Stock without retail mark up, mark-down or commissions:

          1999                                          HIGH         LOW
          ----                                        -------      -------
     Quarter ended:
       March 31                                       $0.2344      $0.1875
       June 30                                         0.2031       0.1562
       September 30                                    0.1562       0.1562
       December 31                                     0.2031       0.1406

          2000
          ----
     Quarter ended:
       March 31                                       $    13      $0.1875
       June 30                                              8       3.8125
       September 30                                      4.75         4.37
       December 31                                       4.75         1.25

          2001
          ----
     Quarter ended
       March 31                                          2.75        1.125
       June 30                                         1.1875         0.68

     The above quotations are inter-dealer quotations from market makers of the Company's stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

     (b) STOCKHOLDERS

     As of July 31, 2001 there were 157 shareholders holding certificated securities and approximately 98 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts.

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

     (a) OVERVIEW

     American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. During the fiscal year ended June 30, 2001, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and world-wide.

     (b) RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, selected financial information for the Company:

                                              YEAR ENDED            YEAR ENDED
                                             JUNE 30, 2001         JUNE 30, 2000
                                             -------------         -------------
                                               (AUDITED)             (AUDITED)
     Statement of Operations Data
       Revenue                                $ 1,309,306           $ 1,961,325
       (Net Loss)                                (637,182)             (511,298)
       (Net Loss) per share                          (.07)                 (.07)

     Balance Sheet Data
       Current Assets                         $   992,761           $ 1,088,123
       Total Property & Equity, Net               573,906               697,778
       Patents, Net                               619,286               659,060
       Deferred Tax Asset                       2,346,000             2,022,000

     Total Assets                             $ 4,534,966           $ 4,498,964
       Total Current Liabilities                   95,891               412,430
       Accumulated Deficit                     (4,248,072)           (3,610,890)
       Stockholder's Equity                   $ 2,775,328           $ 2,966,410

FISCAL YEAR ENDED JUNE 30, 2001 (AUDITED) COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000 (AUDITED)

REVENUES

     Revenues for the year ended June 30, 2001 were $1,309,306 compared to $1,961,325 for the same period in 2000. Revenue from the Soil Wash division decreased from $1,793,417 to $1,229,092 as a result of the suspension of operations of the Soil Wash division due to the non-renewal of its lease. Sales for the year ended June 30, 2001 by the Agriblend(R) division was $80,214 and $62,804 for the prior year.

COST OF SALES

     Cost of goods sold for the Soil Wash division decreased from $1,321,160 for the fiscal year ended June 30, 2000 to $1,146,408 for the fiscal year ended June 30, 2001, due to suspension of its operations and the remediation of the underlying property. Cost of good sold by the Agriblend(R) division for the year ended June 30, 2001 was $74,331 and $19,544 for the year ended June 30, 1999.

INVENTORY

     The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities to the Agriblend(R) division as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

     Operating expenses increased 43.3% over the same period in 2000. These increases are due to the Company's efforts in putting in place sales representatives, employees and agents for the Agriblend(R) division to expand its sales base, legal fees related to expanding its patent rights, and increased costs, including employees, of operating a multi-site, multi-disciplined business. These increases began in the second quarter as the Company explored the acquisition related to the Agriblend(R) business, and increased during the third and fourth quarters as the Company was establishing its base sales network. Part of the increase in expenses was $140,053 market value of the Company's common stock issued to service providers for services rendered. This stock issuance did not require the expenditure of cash funds by the Company. On an annual basis, the Company expects that costs will increase based on a full year of operations of the Agriblend(R) division but the relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations are experienced for the two divisions and costs associated with public companies are incurred. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures and other debt of the Company.

INCOME TAXES

     The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carryforward and therefore reduced cash outlay for taxes in future periods.

NET LOSS

     For the reasons detailed above, the Company experienced losses in the two years ended June 30, 2001. The Company expects that as a result of its efforts during the last half of fiscal year and the first quarter of fiscal 2001 to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2001. However, given the gross margins on the Agriblend(R) division, future operating results should be improved.

SEASONALITY

     The efforts of the Agriblend(R) division in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the Agriblend(R) product preceding the growing cycle of various crops. International sales have not been sufficient enough or the geographic distribution of sales concentrated enough to determine if a seasonal trend exists although the initial indication is that the Company's markets will become diverse and therefore not indicate significant seasonal variations. As the Company expands into the residential and commercial markets nationally, it is expected that the Company will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $36,412 and $124,352 at June 30, 2001 and 2000, respectively. Net cash used by operations was $985,009 for the year ended June 30, 2001 compared to net cash used by operations of $932,847 for the comparable year ended June 30, 2000. In preparing for distribution of its products in foreign countries, the Company expended approximately $30,000 for patent registrations and related legal work.

     In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures are subscribed and paid. At June 30, 2001 the outstanding balance of the debt is $1,075,000 after the election by one holder in February 2001 to convert $250,000 face amount of the convertible debentures to 83,334 shares of common stock. If the remaining holders elect to convert the debt the Company would issue 358,333 shares. Interest expense for the year ended June 30, 2001 was $118,572. The Company has working capital (current assets less current liabilities) of $896,870 as of June 30, 2001 compared to working capital of $675,693 as of June 30, 2000.

     To date, the Company has financed its operations principally through the sales activities of the Soil Wash division and the placement of Convertible Debentures. The Company believes that it has and will have sufficient cash flow to continue its operations through June 30, 2002. The Company will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, the Company may look to these public and private sources of financing. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

     The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: 1) the sales revenue generated by the Agriblend(R) division; 2) the level of sales and marketing activities related to domestic sales from the Agriblend(R) division; and 3) the level of distributor support related to development of international sales associated with the Agriblend(R) division.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) DISMISSAL OF PRINCIPAL ACCOUNTANTS

     The Company dismissed Evers & Company, Certified Public Accountants ("Evers & Company") as its principal accountants on January 3, 2001. The principal accountant's report on the financial statements for either of the past two years contained no adverse opinion or a disclaimer of opinion, nor was qualified nor modified as to uncertainty, audit scope, or accounting principles other than a going concern opinion. The decision to change principal accountants of the Company was approved by the Board of Directors of the Company.

     During the Company's two most recent fiscal years preceding the change and any subsequent interim period preceding such dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing further to report under Item 304(a)(1) or (iv)(B) through (E).

     (b) ENGAGEMENT OF NEW PRINCIPAL ACCOUNTANTS

     The Company engaged James C. Marshall, CPA, P.C., Scottsdale, Arizona on January 3, 2001 as its principal accountants. Neither the Company nor anyone on its behalf has consulted James C. Marshall, CPA, P.C., during the two most recent past fiscal years preceding the change regarding any matter for which reporting is required under Regulation S-B, Item 304(a)(2)(i) or (ii) and the related instructions. The decision to engage James C. Marshall, CPA, P.C. was approved by the Board of Directors.

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

NAME                     AGE        POSITION
----                     ---        --------
Neil C. Kitchen           54        President, Chief Executive Officer, Director
Sean Lee                  60        Chief Financial Officer
Louie Visco               84        Director
Ken Lew                   43        Secretary, Director
Scott Baker               44        Director

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

     MR. SEAN LEE, CHIEF FINANCIAL OFFICER, joined the Agriblend(R)division of American Soil Technologies in January 2001. Prior to that, beginning in 1998, he was President and CEO of New Directions Manufacturing Inc. He served as founder and president of Infopak from January 1990 until its sale to Dimensional Visions in 1996. Mr. Lee also served as CEO of Grace Home Centers, Home Base, and Builders Express.

     MR. LOUIE VISCO, DIRECTOR, has served as Chairman of the Board of the Company since 2000. He is principal owner of the Benz Group, a privately held holding company founded in 1934. Mr. Visco founded Universal By-Products, Inc., the first publicly-held solid waste company in the United States. The company was acquired by Waste Management Inc., the world's largest waste management company, in 1972. Over the past 50 years, Mr. Visco has served as Chairman of the Board of privately and publicly held companies.

     MR. KEN LEW, DIRECTOR, COMPANY SECRETARY, has served as a Director of the Company since 2000. He holds an M.B.A. in Business Finance, a B.A. in Cell Biology, and a B. Sc. in Chemistry from the University of Washington. Mr. Lew has produced and edited two financial books and has written numerous technical publications dealing with chemical interactions associated with polymer and non-polymer substrates.

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

     (b) COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2000 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     (a) SUMMARY COMPENSATION

     Set forth below is a summary of compensation for the Company's officers for fiscal years 2001, 2000 and 1999. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or its subsidiary.

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                    Long Term Compensation
                            -------------------------------------  ----------------------------------------
                                                                              Awards              Payouts
                                                                   ----------------------------  ----------
Name and                                                           Restricted     Securities
Principal                                          Other Annual      Stock        Underlying       LTIP        All Other
Position           Year     Salary($)   Bonus($)  Compensation($)  Award(s)($)  Options/SARs(#)  Payouts($)  Compensation($)
--------           ----     ---------   --------  ---------------  -----------  ---------------  ----------  ---------------
Neil C. Kitchen,   2001      $39,742      $-0-         $-0-           $-0-            -0-           $-0-          $-0-
President          2000 (1)  $39,742      $-0-         $-0-           $-0-            -0-           $-0-          $-0-
                   1999      $48,392      $-0-         $-0-           $-0-            -0-           $-0-          $-0-

Sean Lee, C.F.O.   2001      $36,000      $-0-         $-0-           $-0-            -0-           $-0-          $-0-
                   2000 (2)  $36,000      $-0-         $-0-           $-0-            -0-           $-0-          $-0-
                   1999          -0-      $-0-         $-0-           $-0-            -0-           $-0-          $-0-

----------
(1)  From July through December, 2000
(2)  From January through June, 2000

     (b) EMPLOYMENT AGREEMENTS

     The Company has an Employment Agreement with Mr. Ron Salestrom, patent holder of patents underlying the Agriblend(R) product line. The term of the Agreement is from January 1, 2001 through December 31, 2002 and is automatically renewed unless either party wishes to terminate. Mr. Salestrom's salary under the Agreement is $75,000 per year and he is entitled to all benefits established by the Company that are accorded to "similarly situated employees of the Company."

     (c) COMPENSATION OF DIRECTORS

     Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

     (d) STOCK OPTION PLAN

     During the fiscal year ended June 30, 2001, the Company enacted a stock option plan (the "Plan") to provide additional incentives to selected employees, directors, and consultants. One million shares are authorized for issuance pursuant to stock options granted under the Plan. As of June 30, 2001, 445,000 stock options have been issued under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

             Name of                   Number of Shares        Percent of Total
         Beneficial Owner             Beneficially Owned      Shares Outstanding
         ----------------             ------------------      ------------------
     Neil C. Kitchen (1)                   1,376,855                 15.1%
     Sean Lee (1)                            163,370                  1.8%
     Louie Visco (1)                       4,130,565 (2)             45.5%
     Ken Lew (1)                              72,000                    *
     Scott Baker (1)                         129,818                  1.4%
     All officers and directors
       as a group (6 persons)              5,872,608                 64.7%
     The Benz Group (1)                    4,130,565                 45.5%
     Ron & Kathy Salestrom (1)               876,272                  9.6%

----------
(1)  C/o the Company's address: 215 N. Marengo, Suite 110, Pasadena, CA 91101.
(2) Includes 4,130,565 shares held in the name of The Benz Group, a company in which Mr. Visco owns a majority interest.

* Less than one percent (1%).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Neil C. Kitchen, CEO/President, Director has a $25,000 Debenture with the Company which is convertible at $3.00 per share with interest at 10%, maturing in the third calendar quarter of 2002.

     Louie Visco, Director, is the majority owner of FLD Corporation, the holder of a $250,000 Debenture convertible at $3.00 per share with interest at 10%, maturing in the third calendar quarter of 2002.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (1)
     3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (2)
     3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2001 (3)
     3.4    Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (4)
     3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (1)
     4.1    Convertible Debenture - Lump Sum Contribution (Form) (2)
     4.2    Convertible Debenture - Incremental (Form) (3)
     10.1 License Agreement between Ron Salestrom, American Soils Technologies, Inc., and Polymers Plus, L.L.C. Dated January 4,
            2001 (4)
     10.2 Client Service Agreement between Continental Capital & Equity Corporation and American Soil Technologies, Inc., dated February 17, 2001 and Addendum, dated August 29, 2001 (9)
     10.3 Distributorship Agreement between American Soil Technologies, Inc. and Sunpride, Inc. dated May 10, 2001 (10)
     10.4 Distribution Agreement between UAP Southwest and with Agriblend(R), a division of American Soil Technologies Inc., dated August 16,
            2001 (11)
     10.5   Employment Agreement with Ronald Salestrom, dated January 4,
            2001 (12)
     10.6 Licensing Agreement between Soil Wash Technologies, Inc. and Site Remediation Services Limited, dated June 24, 2000 (13)
     10.7 Distributorship Agreement with BioPlusNutrients, L.L.C., dated July 19, 2001 **
     10.8 Non-Disclosure and Non-Circumvent Agreement with BioPlusNutrients, L.L.C, dated July 25, 2001 **
     10.9 Distributorship Agreement with Agriblend(R) Australia P.T.Y., Ltd., dated September 1, 2000 **

----------
**   Filed herewith.
(1) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583) (the "1997 SB-2").
(2)  Incorporated by reference to Exhibit 3.2 to the 1997 SB-2.
(3) Incorporated by reference to Exhibit 3.3 to the Company's Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855) (the "2000 10-KSB").
(4)  Incorporated by reference to Exhibit 3.3 to the 1997 SB-2.
(5) Incorporated by reference to Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 15, 1998 (File No. 000-22855).
(6) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended March 30, 2001 filed on May 15, 2001 (the "March 30, 2001 10-QSB").
(7)  Incorporated by reference to Exhibit 4.2 to the March 30, 2001 10-QSB.
(8)  Incorporated by reference to Exhibit 10.1 to the 2000 10-KSB.
(9)  Incorporated by reference to Exhibit 10.2 to the 2000 10-KSB.
(10) Incorporated by reference to Exhibit 10.3 to the 2000 10-KSB.
(11) Incorporated by reference to Exhibit 10.4 to the 2000 10-KSB.
(12) Incorporated by reference to Exhibit 10.5 to the 2000 10-KSB.
(13) Incorporated by reference to Exhibit 10.6 to the 2000 10-KSB.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN SOIL TECHNOLOGIES, INC.


/s/ Neil C. Kitchen
-------------------------------------------------
By:  Neil C. Kitchen
Its: Chief Executive Officer, President, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                           DATE
---------                             -----                           ----

/s/ Neil C. Kitchen          President, Chief Executive          October 9, 2001
------------------------     Officer, Director                   ---------------
Neil C. Kitchen


/s/ Sean Lee                 Chief Financial Officer             October 9, 2001
------------------------                                         ---------------
Sean Lee


/s/ Louie Visco              Director                            October 9, 2001
------------------------                                         ---------------
Louie Visco


/s/ Ken Lew                  Director                            October 9, 2001
------------------------                                         ---------------
Ken Lew


/s/ Scott Baker              Director                            October 9, 2001
------------------------                                         ---------------
Scott Baker

                        AMERICAN SOIL TECHNOLOGIES, INC.
                             JUNE 30, 2001 AND 2000

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT AUDITORS .....................................  F-2

BALANCE SHEET AS OF JUNE 30, 2001 ..................................  F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
JUNE 30, 2001 and 2000 .............................................  F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED JUNE 30, 2001 and 2000 .................................  F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
JUNE 30, 2001 and 2000 .............................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................  F-7 - F-14

                        Report of Independent Accountants


To the Board of Directors
American Soil Technologies, Inc.
Pasadena, California


We have audited the accompanying balance sheet of American Soil Technologies, Inc. as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. as of June 30, 2001, and the results of operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, an error resulting in an overstatement of previously reported income tax benefits for the years ended June 30, 2000 and prior was discovered during the current year. Accordingly, the financial statements have been restated and an adjustment has been made to the June 30, 2000 statement of operations and an adjustment has been made to accumulated deficit as of July 1, 1999 to correct the error.


                                        /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
September 27, 2001

                        AMERICAN SOIL TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                      June 30,
                                                                        2001
                                                                    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $    36,412
  Accounts and notes receivable                                         649,082
  Deposits and prepaid expenses                                          86,930
  Inventory                                                             220,337
                                                                    -----------
       TOTAL CURRENT ASSETS                                             992,761
                                                                    -----------

Property, plant and equipment, net of accumulated depreciation          573,906
Patents, net of amortization                                            619,286
Deferred income tax asset                                             2,346,000
Other assets                                                              3,013
                                                                    -----------
       TOTAL ASSETS                                                 $ 4,534,966
                                                                    ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    82,237
  Accrued expenses                                                       13,654
                                                                    -----------
       TOTAL CURRENT PAYABLE                                             95,891

  Note Payable                                                           38,076
  Notes payable employees                                                25,671
  Debentures payable                                                  1,075,000
  Notes payable affiliate                                               525,000
                                                                    -----------
       TOTAL LIABILITIES                                              1,759,638

STOCKHOLDERS' EQUITY
  Common stock                                                            9,022
  Additional paid-in capital                                          7,014,378
  Accumulated deficit                                                (4,248,072)
                                                                    -----------

       TOTAL STOCKHOLDERS' EQUITY                                     2,775,328
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 4,534,966
                                                                    ===========

              See accompanying notes to these financial statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                  For the years ended June 30,
                                                 ------------------------------
                                                    2001               2000
                                                 -----------        -----------
REVENUE
   Soil and water treatment                      $ 1,248,674        $ 1,837,694
   Hauling and miscellaneous sales                    57,555             89,631
   Other revenue                                       3,077             34,000
                                                 -----------        -----------
       GROSS REVENUE                               1,309,306          1,961,325
                                                 -----------        -----------
COST OF OPERATIONS
  Materials and supplies                             437,911            554,489
  Labor and payroll costs                            293,948            349,660
  Facility costs                                     184,417            153,347
  Equipment and maintenance                          440,175            287,467
  Depreciation and amortization                      143,448            127,620
  Miscellaneous operating costs                       15,902              6,715
                                                 -----------        -----------
       TOTAL COST OF OPERATIONS                    1,515,801          1,479,298
                                                 -----------        -----------

GROSS PROFIT (LOSS)                                 (206,495)           482,027

Sales & marketing costs                               66,855            245,105
Depreciation and amortization                          8,066              8,066
General & administrative costs                     1,510,904            904,202
Interest expense                                     125,178             16,859
Research and development                              14,894              2,500
                                                 -----------        -----------
       SALES AND ADMINISTRATIVE COSTS              1,725,897          1,176,732
                                                 -----------        -----------

Net loss from operations                          (1,932,392)          (694,705)

Interest income                                        1,210              2,407
Gain on sale of San Diego location                   970,000
                                                 -----------        -----------
                                                     971,210              2,407
                                                 -----------        -----------

Net loss before benefit of income taxes             (961,182)          (692,298)

Income tax credit                                    324,000            181,000
                                                 -----------        -----------

NET (LOSS)                                       $  (637,182)       $  (511,298)
                                                 ===========        ===========
Loss per share:
  Basic loss per common share                    $     (0.07)       $     (0.07)
                                                 ===========        ===========

  Weighted average shares outstanding              8,889,307          7,154,389
                                                 ===========        ===========

              See accompanying notes to these financial statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Common Stock           Additional
                                   --------------------------      Paid-in     Accumulated
                                     Shares         Amount         Capital       Deficit         Total
                                   -----------    -----------    -----------   -----------    -----------
Balance at July 1, 1999              5,507,420    $     5,507    $ 5,936,739   $(3,099,592)   $ 2,842,654

Stock acquisitions                   3,286,438          3,287        624,267                      627,554
Exercise of stock options                7,500              7          7,493                        7,500
Net loss                                                                          (511,298)      (511,298)
                                   -----------    -----------    -----------   -----------    -----------

Balance at June 30, 2000             8,801,358          8,801      6,568,499    (3,610,890)     2,966,410
                                   -----------    -----------    -----------   -----------    -----------

Stock issued for services              136,893            137        195,963                      196,100
Conversion of debenture to stock        83,334             84        249,916                      250,000
Net loss                                                                          (637,182)      (637,182)
                                   -----------    -----------    -----------   -----------    -----------

Balance at June 30, 2001             9,021,585    $     9,022    $ 7,014,378   $(4,248,072)   $ 2,775,328
                                   ===========    ===========    ===========   ===========    ===========

              See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statements of Cash Flow

                                                                 For the years ended June 30,
                                                                 ----------------------------
                                                                    2001              2000
                                                                 ----------        ----------
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS                                                        $  (637,182)      $  (511,298)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Deferred compensation                                                                29,577
  Stock compensation                                                140,052
  Amortization and depreciation                                     151,514           135,686
  Benefit on income tax credit                                     (324,000)         (181,000)
Change in assets and liabilities:
  Accounts receivable                                              (128,002)         (259,846)
  Deposits and prepaid expenses                                      97,760             1,999
  Inventory                                                          81,975          (142,313)
  Other assets                                                       28,990               261
  Accounts payable                                                 (283,074)          (41,632)
  Accrued expenses                                                    3,815               232
  Deferred compensation                                             (29,577)
  Reserve for remediation                                           (50,000)
  Deferred income                                                   (37,280)           35,487
                                                                -----------       -----------
      Net Cash Flow Used by Operating Activities                   (985,009)         (932,847)

CASH FLOW USED BY INVESTING ACTIVITIES
  Addition of property, plant & equipment                                             (26,530)
  Disposition of property, plant & equipment                         12,313
                                                                -----------       -----------
      Total Cash Flow Used by Investing Activities                   12,313           (26,530)

CASH FLOW FROM FINANCING ACTIVITIES
  Exercise of stock option                                                              7,500
  Proceeds from notes payable                                        75,303
  Issuance of debentures                                            325,000         1,000,000
  Net borrowings on notes payable affiliates                        484,453            40,547
                                                                -----------       -----------
      Total Cash Flow from Financing Activities                     884,756         1,048,047
                                                                -----------       -----------

Net increase (decrease) in cash                                     (87,940)           88,670
Cash at Beginning of Period                                         124,352            35,682
                                                                -----------       -----------
Cash at End of Period                                           $    36,412       $   124,352
                                                                ===========       ===========
Supplemental disclosure of cash flow information:
  Cash payments during the period for:
    Interest                                                    $   125,178       $    16,859
Supplemental schedule of non-cash activities:
  Stock issued for services                                     $   196,100
  Conversion of debentures                                      $   250,000

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

LINE OF BUSINESS

The Company is primarily engaged in non-hazardous soil and water remediation for commercial business and as of January 1, 2000 the production and sale of soil enhancement products of the agricultural community. In 2001 the Company suspended its sole soil and water remediation business and sold its book of business. The sale is recognized in the year ended June 30, 2001.

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

INVENTORY

Inventory is stated at the lower of cost or market, generally being determined on a first-in, first-out basis. Inventory consists of materials consumed in the soil and water remediation process, and finished products and raw materials for sale by the agricultural division.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"
("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates on each balance sheet date whether events or circumstances have occurred that indicate a possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard which becomes effective for the Company on July 1, 2002; however, at June 30, 2001 the Company has patent rights which are being amortized over the term of the patent. The impact of implementation of SFAS No. 142 is not expected to be material.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the years ended June 30, 2001 and 2000 is $111,560 and $115,529, respectively.

Property plant and equipment consist of the following:

                                                       June 30,        June 30,
                                                         2001            2000
                                                     -----------     -----------
    Production equipment                             $   902,744     $  920,051
    Office equipment, furniture and fixtures              70,474         65,480
    Vehicles                                              95,873         95,872
    Leasehold improvements                               528,793        528,793
                                                     -----------     ----------
                                                       1,597,884      1,610,196
    Less accumulated depreciation and amortization    (1,023,978)      (912,418)
                                                     -----------     ----------

                                                     $   573,906     $  697,778
                                                     ===========     ==========

Amortization of capitalized patent costs since acquisition were $39,954 and $19,977 for June 30, 2001 and 2000, respectively.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. Each debenture is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the third calendar quarter of 2002. All of the debentures were subscribed and at June 30, 2001 and 2000 the outstanding balances of the debt was $1,075,000 and $1,000,000, respectively, after the conversion in 2001 of $250,000 of debentures into 83,334 shares of stock. If the remaining debt is converted, the Company would issue an additional 358,333 shares. Interest expense for the year ended June 30, 2001 and 2000 was $118,572 and $16,028, respectively.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

The Company has various operating lease obligations which require monthly payments. The Company has month to month leases for its plant sites and equipment. During the years ended June 30, 2001 and 2000 the aggregate lease payments were $325,474 and $248,219, respectively. The Company has terminated the lease on its plant site, sold it book of business in the area and removed the equipment to a storage facility pending its decision opening at a new location. The Company estimates that the current market value of the assets approximates the net carrying value of those assets.

As part of the sale of the Company's remediation business, the Company has a receivable of $500,000 due in February 2002 based on the buyer achieving specific levels of business by that date. The Company believes that the buyer will achieve or exceed these levels and therefore be entitled to the full amount of the receivable.

In conjunction with the lease of the land associated with the operating facilities, the Company was obligated to remediate the property to its original condition. The Company has remediated the property to governmental standards and expects to receive its final release on the property in October 2001.

NOTE 6 - INCOME TAXES

At June 30, 2001 and 2000, the Company has approximately $6,484,000 and $5,522,000 of net operating losses available to offset future federal income tax liability and $1,601,000 and 1,628,000 of net operating losses available to offset future state income tax liability. The reserve for remediation was recognized in the year ended June 30, 2001. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (continued)

Income tax benefits for the years ended June 30, 2001 and 2000 include the following components:

                                                     June 30,         June 30,
                                                       2001             2000
                                                    ----------       ----------
    Income Taxes:
       Federal                                      $  327,000       $  202,000
       State                                            (3,000)         (21,000)
                                                    ----------       ----------
    Total income tax benefit                        $  324,000       $  181,000
                                                    ==========       ==========

The components of deferred tax assets and liabilities are as follows:

                                                     June 30,         June 30,
                                                       2001             2000
                                                    ----------       ----------
    Tax effects of reserves for doubtful
     accounts, deferred compensation and
     remediation                                    $       --       $   60,000
    Tax effects of carryforward benefits:
    Net operating loss carryforwards                 2,346,000        1,962,000
                                                    ----------       ----------
    Tax effects of carryforwards
    Tax effects of future taxable differences
     and carryforwards                               2,346,000        2,022,000
                                                    ----------       ----------
    Net deferred tax asset                          $2,346,000       $2,022,000
                                                    ==========       ==========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on a 34.0% federal income tax rate and an 8.84% on 50% or the net operating loss recognized for state income tax purposes. The combined net rate of carryforwards is 38.4%. The provisions for state income tax benefit have been reduced by the expiration of state tax benefits of $45,000 and $47,000 for the years ended June 30, 2001 and 2000. The realized net operating losses expire over the next 20 years for federal and five years for state income tax purposes, as follows:

                                      Federal                 State
         Expiration                    Amount                 Amount
         ----------                  ----------             ----------
             2002                            --             $  458,000
             2003                            --                255,000
             2004                            --                 78,000
             2005                            --                279,000
             2006                            --                481,000
             2008                    $  130,000                     --
             2009                     1,074,000                     --
             2010                     1,058,000                     --
             2011                     1,016,000                     --
             2012                       915,000                     --
             2018                       510,000                     --
             2019                       156,000                     --
             2020                       558,000                     --
             2021                       961,000                     --
                                     ----------             ----------
            Total                    $6,378,000             $1,551,000
                                     ==========             ==========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES (continued)

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2021; therefore, no valuation reserve has been provided for this against the asset.

NOTE 7 - COMMON STOCK

At June 30, 2000, the Company has 8,801,358 shares outstanding after the issuance of 3,286,438 shares on December 31, 1999 for the acquisitions described herein, 5,507,420 shares outstanding as a result of the stock split at December 31, 1999 and exercise by the holder of 7,500 shares in May 2000. The Company has 25,000,000 shares authorized. The outstanding shares were increased by a stock split of 45.90 for 1 to the original stockholders of the Company and the Company changed the par value per share to $0.001. In accordance with SFAS 128, this split has been retroactively recorded as of July 1, 1999. Additionally, the capitalization of notes and advances payable to shareholders has retroactively been capitalized in the amount of $5,451,129 as part of that same transaction.

At June 30, 2001, the Company has 9,021,585 shares outstanding as a result of the conversion of debentures into 83,334 shares of stock and the issuance of 136,893 shares of stock for services during the year. The weighted average price of the stock based on the closing prices on the commitment dates was $1.4325.

NOTE 8 - STOCK OPTION PLAN

The Company initiated a stock option plan during the year ended June 30, 2001 under which the Company could grant up to one million options. Under the plan all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants the market price of the stock was $3.75, therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of the grant subject to cancellation upon termination of employment. No options have been exercised.

NOTE 9 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of June 30, 2001 and 2000, the weighted average number of shares outstanding was 8,889,307 and 7,154,389, respectively. The outstanding stock options are anti-dilutive and there were no other dilutive items outstanding; therefore, basic and diluted loss per share are the same.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - PRIOR PERIOD ADJUSTMENT

The June 30, 2000 net loss, and the deferred income asset and retained earnings (deficit) for as of June 30, 2000 and the opening balances as of July 1, 1999, have been adjusted to correct an error in the calculation of income tax benefit from state incomes to reflect shorter net operating loss carryforward periods and the reduced carryforward amounts available under California law. The effects of these changes were as follows:

                                                  Previously                           Adjusted
                                                   reported         Adjustment          balance
                                                  -----------       -----------       -----------
   JULY 1, 1999
     Deferred income tax asset                    $ 1,931,200       $   (90,200)      $ 1,841,000
                                                  -----------       -----------       -----------
     Total assets                                 $ 3,139,455       $   (90,200)      $ 3,049,255
                                                  ===========       ===========       ===========

     Retained earnings (deficit)                  $(3,009,392)      $   (90,200)      $(3,099,592)
                                                  -----------       -----------       -----------
     Total stockholders' equity                   $ 2,932,854       $   (90,200)      $ 2,842,654
                                                  ===========       ===========       ===========
   JUNE 30, 2000
     Deferred income tax asset                    $ 2,207,000       $  (185,000)      $ 2,022,000
                                                  -----------       -----------       -----------
     Total assets                                 $ 4,683,964       $  (185,000)      $ 4,498,964
                                                  ===========       ===========       ===========

     Retained earnings (deficit)                  $(3,425,890)      $  (185,000)      $(3,610,890)
                                                  -----------       -----------       -----------
     Total stockholders' equity                   $ 3,151,410       $  (185,000)      $ 2,966,410
                                                  ===========       ===========       ===========

     Net loss before benefit of income taxes      $  (692,298)                        $  (692,298)
     Income tax credit                                275,800       $   (94,800)          181,000
                                                  -----------       -----------       -----------
     Net (Loss)                                   $  (416,498)      $   (94,800)      $  (511,298)
                                                  ===========       ===========       ===========

     Loss per share                               $     (0.06)      $     (0.01)      $     (0.07)
                                                  ===========       ===========       ===========

NOTE 11 - REORGANIZATION AND ACQUISITION

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

NOTE 11 - REORGANIZATION AND ACQUISITION (continued)

In addition, effective as of the close of business on December 31, 1999, the Company acquired in exchange for 2,360,323 shares of stock the operating assets of the Polymers Plus, L.L.C. ("Polymers") including its licenses, patents and contracts.

The purchase method of accounting was performed on New Directions and the assets and liabilities of Polymers based on the fair market value at the transaction date. The valuation of New Directions and Polymers, including transaction costs estimated at $100,000 was $627,553 A summary of the assets and liabilities acquired at December 31, 1999 were as follows:

     Assets:
       Inventory                                                 $  25,380
       Deposits and prepaid expenses                                 3,973
       Property, plant and equipment                                66,870
       Patents, licenses and rights                                676,435
       Other assets                                                  5,925
                                                                 ---------
          Total Assets                                             778,583
                                                                 ---------
     Liabilities:
       Current liabilities                                        (110,483)
       Long-term liabilities                                       (40,547)
                                                                 ---------
     Fair value of acquisitions                                  $ 627,553
                                                                 =========

In conjunction with these acquisitions, the Company issued an aggregate of 3,266,438 shares of its common stock to shareholders of New Directions and to Polymers and to consultants and promoters.

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

                                                                June 30,
     Pro Forma (unaudited)                                        2000
                                                               -----------

     Revenue                                                   $ 2,018,363
     Cost of goods sold                                          1,381,091
                                                               -----------
       Gross profit                                                637,272
     Expenses
       Selling, general and administrative                      (1,450,809)
       Interest expense                                            (20,066)
                                                               -----------
     Loss from Operations                                         (833,603)
     Tax Benefit                                                   275,800
                                                               -----------
     Net Income (Loss)                                         $  (557,803)
                                                               ===========
     Loss per share                                            $     (0.06)
                                                               ===========
     Weighted average number of shares                           8,797,608
                                                               ===========