Form 10QSB
period 2001-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2001-11-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2001, the number of shares of Common Stock issued and outstanding was 9,021,585.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheet - September 30, 2001                                  3

        Statements of Operations - For the three months ended
        September 30, 2001 and 2000                                         4

        Statements of Stockholders' Equity - For the three months
        ended September 30, 2001 and 2000                                   5

        Statements of Cash Flow - For the three months ended
        September 30, 2001 and 2000                                         6

        Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                               13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17
Item 2.  Changes in Securities                                             17
Item 3.  Defaults Upon Senior Securities                                   17
Item 4.  Submission of Matters to a Vote of Security Holders               17
Item 5.  Other Information                                                 17
Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                  Balance Sheet
                                   (Unaudited)

                          ASSETS                              September 30, 2001
                                                              ------------------
CURRENT ASSETS
  Cash and cash equivalents                                      $     6,541
  Accounts and notes receivable                                      616,351
  Deposits and prepaid expenses                                       98,486
  Inventory                                                          220,565
                                                                 -----------
        TOTAL CURRENT ASSETS                                         941,943

Property, plant and equipment, net of
 accumulated depreciation                                            547,583
Patents, net of amortization                                         609,297
Deferred income tax asset                                          2,467,000
Other assets                                                           3,013
                                                                 -----------
        TOTAL ASSETS                                             $ 4,568,836
                                                                 ===========
           LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts  payable                                              $    57,233
  Accrued expenses                                                    13,638
  Debentures payable                                               1,075,000
                                                                 -----------
        TOTAL CURRENT PAYABLE                                      1,145,871

Note Payable                                                          38,076
Notes payable employees                                               34,661
Notes payable affiliate                                              810,000

        TOTAL LIABILITIES                                          2,028,608

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value, 25,000,000 authorized,
   9,021,585 shares outstanding                                        9,022
  Additional paid-In capital                                       7,014,378
  Retained earnings (deficit)                                     (4,483,172)
                                                                 -----------
        TOTAL STOCKHOLDERS' EQUITY                                 2,540,228
                                                                 -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 4,568,836
                                                                 ===========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                     For the nine months ended
                                                           September 30,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
REVENUE:
  Soil and water treatment                         $     2,914      $   184,765
  Hauling and miscellaneous sales                           81           14,143
  Other revenue                                                          10,910
                                                   -----------      -----------
        GROSS REVENUE                                    2,995          209,818

COST OF OPERATIONS:
  Materials and supplies                                   160           69,381
  Labor and payroll costs                                                73,237
  Facility costs                                        14,776           67,107
  Equipment and maintenance                              7,410           30,646
  Depreciation and amortization                         35,871           35,871
  Miscellaneous operating costs                          2,178            2,212
                                                   -----------      -----------
        TOTAL COST OF OPERATIONS                        60,395          278,454
                                                   -----------      -----------

GROSS INCOME (LOSS)                                    (57,400)         (68,636)

Sales & marketing costs                                  1,631           43,760
Depreciation and amortization                            2,008            2,008
General & administrative costs                         250,654          275,755
Interest expense                                        35,042           26,970
Research and development                                 9,469            1,958
                                                   -----------      -----------
        SALES AND ADMINISTRATIVE COSTS                 298,804          350,451
                                                   -----------      -----------

Net loss from operations                              (356,204)        (419,087)

Interest income                                            104              215
                                                   -----------      -----------

Net loss before benefit of income taxes               (356,100)        (418,872)
Income tax credit                                      121,000          167,000
                                                   -----------      -----------
NET (LOSS)                                         $  (235,100)     $  (251,872)
                                                   ===========      ===========
Loss per share:
  Basic loss per common share                      $     (0.03)     $     (0.03)
                                                   ===========      ===========

Weighted average shares outstanding                  9,021,585        8,730,431
                                                   ===========      ===========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                       Statements of Stockholders' Equity
                                   (Unaudited)


                                         Common Stock              Additional
                                  ----------------------------      Paid-in       Accumulated
                                    Shares            Amount        Capital         Deficit          Total
                                  -----------      -----------    -----------     -----------     -----------
Balance at July 1, 2000             8,730,431      $  8,730       $ 6,568,570     $(3,610,890)    $ 2,966,410

Net loss                                                                             (251,872)       (251,872)
                                  -----------      --------       -----------     -----------     -----------

Balance at September 30, 2000       8,730,431      $  8,730       $ 6,568,570     $(3,862,762)    $ 2,714,538
                                  ===========      ========       ===========     ===========     ===========

Balance at July 30, 2001            9,021,585      $  9,022       $ 7,014,378     $(4,248,072)    $ 2,775,328

Net loss                                                                             (235,100)       (235,100)
                                  -----------      --------       -----------     -----------     -----------

Balance at September 30, 2001       9,021,585      $  9,022       $ 7,014,378     $(4,483,172)    $ 2,540,228
                                  ===========      ========       ===========     ===========     ===========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statements of Cash Flow
                                   (Unaudited)

                                                       For the nine months ended
                                                             September 30,
                                                        ----------------------
                                                           2001         2000
                                                        ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS                                                $(235,100)   $(251,872)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Amortization and depreciation                            37,879       37,879
  Benefit on income tax credit                           (121,000)    (167,000)
Change in assets and liabilities:
  Accounts receivable                                      32,731       61,771
  Deposits and prepaid expenses                           (11,556)
  Inventory                                                  (228)      24,067
  Accounts payable                                        (25,004)    (200,586)
  Accrued expenses                                            (16)
  Deferred income                                                      288,575
                                                        ---------    ---------
Net Cash Flow Used by Operating Activities               (322,294)    (207,166)

CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant & equipment                  (1,567)      (4,992)
                                                        ---------    ---------
Total Cash Flow Used by investing activities               (1,567)      (4,992)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                               8,990
  Issuance of debentures                                               150,000
  Net borrowings on notes payable affiliates              285,000
                                                        ---------    ---------
Total Cash Flow from Financing Activities                 293,990      150,000

                                                          (29,871)     (62,158)
Cash at Beginning of Period                                36,412      124,352
                                                        ---------    ---------
Cash at End of Period                                   $   6,541    $  62,194
                                                        =========    =========
Supplemental disclosure of cash flow information:
  Cash payments during the period for:
   Interest                                             $  35,042    $  26,970
                                                        =========    =========

             See accompanying notes to these financial statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") is incorporated in Nevada and has operated since September 22, 1993. Until January 1, 2000 the Company operated as Soil Wash Technologies, Inc.

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

LINE OF BUSINESS

The Company is primarily engaged in non-hazardous soil and water remediation for commercial business and as of January 1, 2000 the production and sale of soil enhancement products of the agricultural community. In 2001 the Company suspended its sole soil and water remediation business and sold its book of business. The sale is recognized in the fourth quarter of the year ended June 30, 2001.

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

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard which becomes effective for the Company on July 1, 2002; however, at September 30, 2001 the Company has patent rights which are being amortized over the term of the patent. The impact of implementation of SFAS No. 142 is not expected to be material.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the years ended June 30, 2001 and 2000 is $27,890 and $27,890, respectively.

Property plant and equipment consist of the following:

                                                   September 30,   September 30,
                                                       2001            2000
                                                   ------------    ------------
Production equipment                               $   902,744     $   920,051
Office equipment, furniture and fixtures                72,041          65,480
 Vehicles                                               95,873          95,872
Leasehold improvements                                 528,793         528,793
                                                   -----------     -----------
                                                     1,599,451       1,610,196
   Less accumulated depreciation and amortization   (1,051,868)       (912,418)
                                                   -----------     -----------

                                                   $   547,583     $   697,778
                                                   ===========     ===========

Amortization of capitalized patent costs since acquisition were $9,989 and $9,989 for September 30, 2001 and 2000, respectively.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. Each debenture is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the third calendar quarter of 2002. All of the debentures were subscribed and at September 30, 2001 and 2000 the outstanding balances of the debt was $1,075,000 and $1,150,000, respectively, after the conversion in 2001 of $250,000 of debentures into 83,334 shares of stock. If the remaining debt is converted, the Company would issue an additional 358,333 shares. Interest expense for the quarter ended September 30, 2001 and 2000 was $27,099 and $16,028, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2001 the Company has a loan payable to a company in which a major shareholder of the Company owns a substantial interest. The loan is due on demand, subject to such demand not interfering with the operations and needs of the Company. The interest rate is the prime rate charged the lender by its bank. During the quarter ended September 30, 2001, interest paid was $7,704.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Company has contractual obligations for ongoing remediation work for businesses in its geographical area.

The Company has various operating lease obligations which require monthly payments. The Company has month to month leases for its plant sites and equipment. During the years ended September 30, 2001 and 2000 the aggregate lease payments were $21,754 and $67,736, respectively. The Company has terminated the lease on its plant site, sold it book of business in the area and removed the equipment to a storage facility pending its decision whether to open at a new location. The Company estimates that the current market value of the assets approximates the net carrying value of those assets.

As part of the sale of the Company's remediation business in the fourth quarter of the year ended June 30, 2001, the Company has a receivable of $500,000 due in February 2002 based on the buyer achieving specific levels of business by that date. The Company believes that the buyer will achieve or exceed these levels and therefore be entitled to the full amount of the receivable.

In conjunction with the lease of the land associated with the operating facilities, the Company was obligated to remediate the property to its original condition. The Company has remediated the property to governmental standards and has received its final release on the property from the governmental agencies.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - INCOME TAXES

At September 30, 2001 and 2000, the Company has approximately $6,484,000 and $5,522,000 of net operating losses available to offset future federal income tax liability and $1,601,000 and 1,628,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

Income tax benefits for the quarters ended September 30, 2001 and 2000 include the following components

                                                   September 30,   September 30,
                                                       2001            2000
                                                    -------------  -------------
Income Taxes:
  Federal                                             $115,400        $132,000
  State                                                  5,600          35,000
                                                      --------        --------
     Total income tax benefit                         $121,000        $167,000
                                                      --------        --------

The components of deferred tax assets and liabilities are as follows:

                                                   September 30,   September 30,
                                                        2001           2000
                                                    -------------  -------------
Tax effects of reserves for doubtful accounts,
  deferred compensation and remediation              $       --     $   60,000
Tax effects of carryforward benefits:
Net operating loss carryforwards                      2,467,000      2,314,000
                                                     ----------     ----------
Tax effects of carryforwards
Tax effects of future taxable differences and
 carryforwards                                        2,467,000      2,364,000
                                                     ----------     ----------
Net deferred tax asset                               $2,467,000     $2,364,000
                                                     ==========     ==========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on a 34.0% federal income tax rate and an 8.84% on 50% of the net operating loss recognized for state income tax purposes. The combined net rate of carryforwards is 38.4%. The provisions for state income tax benefit have been reduced by the expiration of state tax benefits of $10,000 and $11,000 for the years ended September 30, 2001 and 2000. The realized net operating losses expire over the next 20 years for federal and five years for state income tax purposes, as follows:

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - INCOME TAXES (CONTINUED)

                              Federal             State
         Expiration            Amount             Amount
         ----------            ------             ------
            2002                     --        $  458,000
            2003                     --           255,000
            2004                     --            78,000
            2005                     --           279,000
            2006                     --           481,000
            2007                356,000
            2008             $  130,000                --
            2009              1,074,000                --
            2010              1,058,000                --
            2011              1,016,000                --
            2012                915,000                --
            2018                510,000                --
            2019                156,000                --
            2020                558,000                --
            2021                961,000                --
            2022                356,000                --
                             ----------        ----------
           Total             $6,734,000        $1,907,000
                             ==========        ==========

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2022; therefore, no valuation reserve has been provided for this against the asset.

NOTE 8 - COMMON STOCK

At September 30, 2001, the Company has 9,021,585 shares outstanding. The Company has 25,000,000 shares of $0.001 par value authorized.

NOTE 9 - STOCK OPTION PLAN

The Company initiated a stock option plan during the year ended June 30, 2001 under which the Company could grant up to one million options. Under the plan all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants the market price of the stock was $3.75, therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of the grant subject to cancellation upon termination of employment. No options have been exercised. No options have been issued during the quarter ended September 30, 2001.

NOTE 10 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of September 30, 2001 and 2000, the weighted average number of shares outstanding was 9,021,585 and 8,730,431, respectively. The outstanding stock options are anti-dilutive and there were no other dilutive items outstanding; therefore, basic and diluted loss per share are the same.

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

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. This product is sold, marketed, and distributed through the Company's Agriblend(R) division. During the last fiscal year, the Company sold the soil remediation business it conducted through its Soil Wash division and has since been focusing on development and sales of the polymer product line. During the three months ended September 30, 2001, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                      Three Months Ended      Three Months Ended
                                      September 30, 2001      September 30, 2000
                                         (unaudited)             (unaudited)
                                         -----------             -----------
Statement of Operations Data:
  Revenue                                $     2,914             $   209,818
  (Net Loss)                             $  (235,100)            $  (251,872)
  (Net Loss) Per Share                   $     (0.03)            $     (0.03)
Balance Sheet Data:
  Current Assets                         $   941,943             $   940,127
  Total Property & Equipment, Net        $   547,583             $   674,881
  Patents, Net                           $   609,297             $   649,251
  Deferred Tax Asset                     $ 2,467,000             $ 2,374,000
  Total Assets                           $ 4,568,836             $ 4,670,082
  Total Current Liabilities              $ 1,145,871             $   500,419
  Accumulated Deficit                    $(4,483,172)            $(3,677,761)
  Stockholders' Equity                   $ 2,540,228             $ 2,899,539

THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

REVENUES

Revenues for the three months ended September 30, 2001 were $2,995 compared to $209,818 for the same period in 2000. Revenue from the Company's Soil Wash division was eliminated as a result of the sale of its book of business in the fourth quarter of the year ended June 30, 2001 and business has not been relocated as of September 30, 2001. The Company is now focusing on operations of and generating revenues from its AgriBlend(R) division only.

COST OF SALES

Cost of goods sold decreased from $278,454 for the three months ended September 30, 2000 to $60,395 for the three months ended September 30, 2001, due to the sale of the Company's Soil Wash division operations.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities to the Agriblend(R) division as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses decreased 23% over the same period in 2000. These expenses were increased as a result of the Company's efforts in putting in place sales representatives, employees and agents for the Agriblend(R) division and offset by the decrease as a result of the suspension of the Soil Wash division operations.

INCOME TAXES

The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carryforward and therefore reduced cash outlay for taxes in future periods.

NET LOSS

The Company experienced a net loss of $235,100 for the three months ended September 30, 2001 as compared to a net loss of $251,872 for the three months ended September 30, 2000, for the reasons detailed above. The Company expects that as a result of its efforts during the last half of fiscal year 2000 and all of fiscal 2001 to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2002. However, given the gross margins on the Agriblend(R) division, future operating results should be improved.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $6,541 and $62,194 at September 30, 2001 and 2000, respectively. Net cash used by operations was $322,294 for the three months ended September 30, 2001 compared to net cash used by operations of $207,166 for the three months ended September 30, 2000.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures are subscribed and paid. At September 30, 2001 the outstanding balance of the debt is $1,075,000 after the election by one holder in February 2001 to convert $250,000 face amount of the convertible debentures to 83,334 shares of common stock. If the remaining holders elect to convert the debt the Company would issue 358,333 shares.

Interest expense for the three months ended September 30, 2001 was $35,042.

The Company has a working capital deficit (current assets less current liabilities) of $(203,928) as of September 30, 2001 compared to working capital of $439,708 as of September 30, 2000.

The Company believes that it has and will have sufficient cash flow to continue its operations through September 30, 2002. The Company's working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including: 1) the sales revenue generated by the Agriblend(R) division; 2) the level of sales and marketing activities related to domestic sales from the Agriblend(R) division; and 3) the level of distributor support related to development of international sales associated with the Agriblend(R) division. Should sales growth not materialize, the Company may look to public and private sources of financing. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

The Company will also consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the Company. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Board of Directors accepted the resignation of Sean Lee as Chief Financial Officer. Mr. Lee resigned as Chief Financial Officer in order to dedicate more time to his responsibilities in Sales and Marketing. Mr. Ken Lew, a Director of the Company, will assume Sean Lee's position as C.F.O. and vacate his position as Secretary of the Company. Mr. Carl Ranno, also a Director of the Company, has accepted the position of Secretary. Mr. Ranno, is an attorney with extensive experience with public companies and federal securities law. Mr. Ranno became a member of the Board in October of 2001 replacing Mr. Stevens who has passed away.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:       None.

2. Reports on Form 8-K filed:                     None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 14, 2001                AMERICAN SOIL TECHNOLOGIES, INC.


                                        /s/ Neil C. Kitchen
                                        ----------------------------------------
                                        By: Neil C. Kitchen
                                        Its: President, Chief Executive Officer


                                        /s/ Ken Lew
                                        ----------------------------------------
                                        By: Ken Lew
                                        Its: Chief Financial Officer