Form 10QSB
period 2001-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2002-02-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission File Number: 00022855

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 13, 2002, the number of shares of Common Stock issued and outstanding was 9,021,585.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Balance Sheet - December 31, 2001                                 1

          Statements of Operations - For the six months and
          three months ended December 31, 2001 and 2000                     2

          Statements of Stockholders' Equity - For the six months
          and three months ended December 31, 2001 and 2000                 3

          Statements of Cash Flow - For the six months and three
          months ended December 31, 2001 and 2000                           4

          Notes to Financial Statements                                     5

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                          11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             15
     Item 2. Changes in Securities                                         15
     Item 3. Defaults Upon Senior Securities                               15
     Item 4. Submission of Matters to a Vote of Security Holders           15
     Item 5. Other Information                                             15
     Item 6. Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                  Balance Sheet
                                December 31, 2001
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $     4,775
  Accounts and notes receivable                                         612,641
  Deposits and prepaid expenses                                          86,930
  Inventory                                                             220,611
                                                                    -----------
        TOTAL CURRENT ASSETS                                            924,957
                                                                    -----------

Property, plant and equipment, net of accumulated depreciation          507,693
Patents, net of amortization                                            599,309
Deferred income tax asset                                             2,346,000
Other assets                                                              3,013
                                                                    -----------
        TOTAL ASSETS                                                $ 4,380,972
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts  payable                                                 $    53,658
  Accrued expenses                                                       13,653
  Debentures payable                                                  1,075,000
                                                                    -----------
        TOTAL CURRENT PAYABLE                                         1,142,311
                                                                    -----------

  Note Payable                                                           38,076
  Notes payable employees                                                29,105
  Notes payable affiliate                                             1,113,000
                                                                    -----------
        TOTAL LIABILITIES                                             2,322,492
                                                                    -----------
STOCKHOLDERS' EQUITY
  Common Stock                                                            9,022
  Additional paid-In capital                                          7,014,378
  Retained earnings (deficit)                                        (4,964,920)
                                                                    -----------
        TOTAL STOCKHOLDERS' EQUITY                                    2,058,480
                                                                    -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 4,380,972
                                                                    ===========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                             For the six months ended       For the three months ended
                                                   December 31,                    December 31,
                                           ---------------------------     ---------------------------
                                               2001            2000            2001           2000
                                           -----------     -----------     -----------     -----------
REVENUE:
   Soil and water treatment                $     6,175     $   699,724     $     3,261     $   514,959
   Hauling and miscellaneous sales                  81          41,411                          27,268
   Other revenue                                                 4,042                          (6,868)
                                           -----------     -----------     -----------     -----------
        GROSS REVENUE                            6,256         745,177           3,261         535,359

COST OF OPERATIONS:
  Materials and supplies                           283         375,154             123         305,773
  Labor and payroll costs                                      177,190                         103,953
  Facility costs                                15,842         197,677           1,066         130,570
  Equipment and maintenance                      7,634          67,352             240          36,706
  Depreciation and amortization                 71,741          71,741          35,870          35,870
  Miscellaneous operating costs                  2,663          10,996             485           8,784
                                           -----------     -----------     -----------     -----------
        TOTAL COST OF OPERATIONS                98,163         900,110          37,784         621,656
                                           -----------     -----------     -----------     -----------

GROSS INCOME (LOSS)                            (91,907)       (154,933)        (34,523)        (86,297)

Sales & marketing costs                          7,634         304,278           6,003         260,518
Depreciation and amortization                    4,016           4,016           2,008           2,008
General & administrative costs                 516,450         375,604         265,780          99,849
Interest expense                                78,939          55,630          43,897          28,660
Research and development                        18,043           5,252           8,574           3,294
                                           -----------     -----------     -----------     -----------
        SALES AND ADMINISTRATIVE COSTS         625,082         744,780         326,262         394,329
                                           -----------     -----------     -----------     -----------

Net loss from operations                      (716,989)       (899,713)       (360,785)       (480,626)

Interest income                                    141             485              37             270
                                           -----------     -----------     -----------     -----------

Net loss before benefit of income taxes       (716,848)       (899,228)       (360,748)       (480,356)
Income tax credit                                              358,000                         191,000
                                           -----------     -----------     -----------     -----------
NET (LOSS)                                 $  (716,848)    $  (541,228)    $  (360,748)    $  (289,356)
                                           ===========     ===========     ===========     ===========
Loss per share:
  Basic loss per common share              $     (0.08)    $     (0.07)    $     (0.04)    $     (0.03)
                                           ===========     ===========     ===========     ===========
  Weighted average shares outstanding        9,021,585       8,730,431       9,021,585       8,730,431
                                           ===========     ===========     ===========     ===========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                        Common Stock           Additional
                                   ---------------------        Paid-in       Accumulated
                                     Shares       Amount        Capital         Deficit            Total
                                   ---------      ------      ----------      -----------       -----------
Balance at July 1, 2000            8,730,431      $8,730      $6,568,570      $(3,610,890)      $ 2,966,410

Net loss                                                                         (541,228)         (541,228)
                                   ---------      ------      ----------      -----------       -----------

Balance at December 31, 2000       8,730,431      $8,730      $6,568,570      $(4,152,118)      $ 2,425,182
                                   =========      ======      ==========      ===========       ===========

Balance at July 1, 2001            9,021,585      $9,022      $7,014,378      $(4,248,072)      $ 2,775,328

Net loss                                                                         (716,848)         (716,848)
                                   ---------      ------      ----------      -----------       -----------

Balance at  December 31, 2001      9,021,585      $9,022      $7,014,378      $(4,964,920)      $ 2,058,480
                                   =========      ======      ==========      ===========       ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statement of Cash Flow
                                   (Unaudited)

                                                            For the six months ended      For the three months ended
                                                                  December 31,                  December 31,
                                                            ------------------------      ------------------------
                                                              2001            2000           2001           2000
                                                            ---------      ---------      ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:

NET LOSS                                                    $(716,848)     $(541,228)     $(360,748)     $  89,356)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Deferred compensation                                                        1,263                         1,263
  Amortization and depreciation                                75,757         75,757         37,878         37,878
  Benefit on income tax credit                                              (358,000)                     (191,000)
Change in assets and liabilities:
  Accounts receivable                                          36,441        385,229          3,710        323,458
  Deposits and prepaid expenses                                               (2,059)        11,556         (2,059)
  Inventory                                                                  151,000                       126,933
  Other assets                                                   (274)        28,810            (46)        28,810
  Accounts payable                                            (28,579)      (181,766)        (3,575)        18,820
  Accrued expenses                                                 (1)                           15
  Deferred income                                                            263,505                       (25,070)
                                                            ---------      ---------      ---------      ---------
Net Cash Flow Provided (Used) by Operating Activities        (633,504)      (177,489)      (311,210)        29,677
                                                            ---------      ---------      ---------      ---------
CASH FLOW USED BY INVESTING ACTIVITIES:
  Disposition of property, plant & equipment                   12,000                        12,000
  Addition of property, plant & equipment                      (1,567)        (7,496)                       (2,504)
                                                            ---------      ---------      ---------      ---------
Total Cash Flow Provided (Used) by investing activities        10,433         (7,496)        12,000         (2,504)
                                                            ---------      ---------      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                 588,000                       303,000
  Issuance of debentures                                                     300,000                       150,000
  Net borrowings on notes payable affiliates                    3,434          1,914         (5,556)         1,914
                                                            ---------      ---------      ---------      ---------
Total Cash Flow from Financing Activities                     591,434        301,914        297,444        151,914
                                                            ---------      ---------      ---------      ---------
Net increase/(decrease) in cash                               (31,637)       116,929         (1,766)       179,087
Cash at Beginning of Period                                    36,412        124,352          6,541         62,194
                                                            ---------      ---------      ---------      ---------
Cash at End of Period                                       $   4,775      $ 241,281      $   4,775      $ 241,281
                                                            =========      =========      =========      =========
Supplemental disclosure of cash flow information:
  Cash payments during the period for:
    Interest                                                $  78,939      $  55,630      $  43,897      $  28,660

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

The Company is in the process of developing a market for its agricultural soil enhancement products. To date sales have not been significant.

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

     Production equipment                                   7-10 years
     Office equipment, furniture and fixtures               5-10 years
     Vehicles                                                  3 years
     Leasehold improvements                                 3-10 years

PATENTS

Patents acquired in the purchase transaction are being amortized over their estimated useful lives of 17 years on a straight-line basis.

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

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard which becomes effective for the Company on July 1, 2002; however, at December 30, 2001 the Company has patent rights which are being amortized over the term of the patent. The impact of implementation of 9SFAS No. 142 is not expected to be material.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the six months ended December 31, 2001 and 2000 is $55,780 and $55,780, respectively, and for the three months ended December 31, 2001 and 2000 $27,890 and $27,890.

Property plant and equipment consist of the following:

                                                               December 31,
                                                                   2001
                                                               -----------
     Production equipment                                      $   890,744
     Office equipment, furniture and fixtures                       72,041
      Vehicles                                                      95,873
     Leasehold improvements                                        528,793
                                                               -----------
                                                                 1,587,451
        Less accumulated depreciation and amortization          (1,079,758)
                                                               -----------

                                                               $   507,693
                                                               ===========

Amortization of capitalized patent costs for the six months ended December 31, 2001 and 2000 was $19,977 and $19,977 and for the three months ended December 31, 2001 and 2000 $9,989 and $9,989, respectively.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. Each debenture is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the third calendar quarter of 2002. All of the debentures were subscribed and at December 31, 2001 the outstanding balance of the debt is $1,075,000, after the conversion in the year ended June 30, 2001 of $250,000 of debentures into 83,334 shares of stock. If the remaining debt is converted, the Company would issue an additional 358,333 shares. Interest expense for the six months ended December 31, 2001 and 2000 was $53,750 and $53,635, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2001 the Company has a loan payable to a company in which a major shareholder of the Company owns a substantial interest. The loan is due on demand, subject to such demand not interfering with the operations and needs of the Company. The interest rate is the prime rate charged the lender by its bank. During the six months ended December 31, 2001 interest expense was $24,458.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Company has various operating lease obligations which require monthly payments. The Company has month to month leases for its plant sites and equipment. During the six months ended December 31, 2001 and 2000 the aggregate lease payments were $46,448 and $122,531, respectively. The Company has terminated the lease on its plant site, sold its book of business in the area and removed the equipment to a storage facility pending its decision opening at a new location. The Company estimates that the current market value of the assets approximates the net carrying value of those assets.

As part of the sale of the Company's remediation business in the fourth quarter of the year ended June 30, 2001, the Company has a receivable of $500,000 due in February 2002 based on the buyer achieving specific levels of business by that date. The Company has subsequently received the full amount due under the contract.

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

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 7 - INCOME TAXES

At December 31, 2001 and 2000, the Company has approximately $7,094,000 and $5,836,000 of net operating losses available to offset future federal income tax liability and $2,267,000 and $1,628,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

As a result of the closing of the Company's soil remediation site and the uncertainty of its relocation and return to revenue production, the Company has suspended the realization of the tax benefits of net operating loss subsequent to June 30, 2001. The Company continues to evaluate the realization of the deferred tax asset previously recognized. The effect of recognizing the tax effect of the loss for the six months ended December 31, 2001 and 2000 resulted in a deferred income tax asset of approximately $0 and $358,000 after being offset by a valuation allowance of $291,000 and $0, respectively.

Income tax benefits for the six months ended December 31, 2001 and 2000 include the following components

                                                     December 31,   December 31,
                                                        2001           2000
                                                     ---------       ---------
     Income Taxes:
        Federal                                      $ 234,000       $ 132,000
        State                                           57,000          35,000
                                                     ---------       ---------
     Total income tax benefit                          291,000         167,000
     Valuation allowance                              (291,000)              0
                                                     ---------       ---------

     Benefit for income taxes                        $       0       $ 167,000
                                                     =========       =========

The components of deferred tax assets and liabilities are as follows:

                                                     December 31,   December 31,
                                                        2001           2000
                                                     ----------     ----------
     Tax effects of reserves for doubtful accounts,
      deferred compensation and remediation          $       --     $   60,000
     Tax effects of carryforward benefits:
     Net operating loss carryforwards                 2,346,000      2,320,000
                                                     ----------     ----------
     Tax effects of carryforwards
     Tax effects of future taxable differences
      and carryforwards                               2,346,000      2,380,000
                                                     ----------     ----------
     Net deferred tax asset                          $2,346,000     $2,380,000
                                                     ==========     ==========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on a 34.0% federal income tax rate and an 8.84% on 50% of the net operating loss recognized for state income tax purposes. The combined net rate of carryforwards is 38.4%. The provisions for state income tax benefit have been reduced by the expiration of state tax benefits of $10,000 and $11,000 for the years ended December 30, 2001 and 2000. The realized net operating losses expire over the next 20 years for federal and 5 years for state income tax purposes, as follows:

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 7 - INCOME TAXES (continued)

                                        Federal                State
         Expiration                      Amount                Amount
         ----------                    ----------            ----------
            2002                               --            $  458,000
            2003                               --               255,000
            2004                               --                78,000
            2005                               --               279,000
            2006                               --               481,000
            2007                               --               716,000
            2008                       $  130,000                    --
            2009                        1,074,000                    --
            2010                        1,058,000                    --
            2011                        1,016,000                    --
            2012                          915,000                    --
            2018                          510,000                    --
            2019                          156,000                    --
            2020                          558,000                    --
            2021                          961,000                    --
            2022                          716,000                    --
                                       ----------            ----------
               Total                   $7,094,000            $2,267,000
                                       ==========            ==========

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2022; therefore, no valuation reserve has been provided for this against the asset.

NOTE 8 - COMMON STOCK

At December 31, 2001, the Company has 9,021,585 shares outstanding. The Company has 25,000,000 shares of $0.001 par value authorized.

NOTE 9 - STOCK OPTION PLAN

The Company initiated a stock option plan during the year ended June 30, 2001 under which the Company could grant up to one million options. Under the plan all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants the market price of the stock was $3.75, therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of the grant subject to cancellation upon termination of employment. No options have been exercised. No options have been issued during the six months ended December 31, 2001.

NOTE 10 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of December 30, 2001 and 2000, the weighted average number of shares outstanding was 9,021,585 and 8,730,431, respectively. The outstanding stock options are anti-dilutive and there were no other dilutive items outstanding; therefore, basic and diluted loss per share are the same.

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

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. This product is sold, marketed, and distributed through the Company's Agriblend(R) division. During the last fiscal year, the Company sold the soil remediation business it conducted through its Soil Wash division and has since been focusing on development and sales of the polymer product line. During the six months ended December 31, 2001, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                        Six Months Ended       Six Months Ended
                                       December 31, 2001       December 31, 2000
                                       -----------------       -----------------
                                          (unaudited)            (unaudited)
     STATEMENT OF OPERATIONS DATA:
     Revenue                              $     6,256           $   745,177
     Net Loss                             $  (716,848)          $  (541,228)
     Net Loss Per Share                   $     (0.08)          $     (0.07)
     BALANCE SHEET DATA:
     Current Assets                       $   924,957           $   670,884
     Total Property & Equipment, Net      $   507,693           $   649,494
     Patents, Net                         $   599,309           $   639,083
     Deferred Tax Asset                   $ 2,346,000           $ 2,380,000
     Total Assets                         $ 4,380,972           $ 4,527,654
     Total Current Liabilities            $ 1,142,311           $   494,170
     Accumulated Deficit                  $(4,964,920)          $(3,967,117)
     Stockholders Equity                  $ 2,058,480           $ 2,425,182

SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED) COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)

REVENUES

Revenues for the six months ended December 31, 2001 were $6,256 compared to $745,177 for the same period in 2000. Revenue from the Company's Soil Wash division was eliminated as a result of the sale of its book of business in the fourth quarter of the year ended June 30, 2001 and the business has not been relocated as of December 31, 2001. The Company is now focusing on operations of and generating revenues from its Agriblend(R) division only.

COST OF SALES

Cost of goods sold decreased from $900,110 for the six months ended December 31, 2000 to $98,163 for the six months ended December 31, 2001, due to the sale of the Company's Soil Wash division operations.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities to the Agriblend(R) division as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses decreased 16.1% over the same period in 2000. These expenses were increased as a result of the Company's efforts in putting in place sales representatives, employees and agents for the Agriblend(R) division and offset by the decrease as a result of the suspension of the Soil Wash division operations.

INCOME TAXES

In prior periods, the Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carryforward and therefore reduced cash outlay for taxes in future periods. The Company has suspended the recognition of the net operating loss benefit until significant sales are recognized.

NET LOSS

The Company experienced a net loss of $(716,848) for the six months ended December 31, 2001 as compared to a net loss of $(541,228) for the six months ended December 31, 2000, for the reasons detailed above including the not recognizing the deferred tax benefit in the period ended December 31, 2001. The Company expects that as a result of its efforts during the last half of fiscal year 2000 and all of fiscal 2001 to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2002. However, given the gross margins on the Agriblend(R) division, future operating results should be improved.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4,775 and $241,281 at December 31, 2001 and 2000, respectively. Net cash used by operations was $633,504 for the six months ended December 31, 2001 compared to net cash used by operations of $177,489 for the six months ended December 31, 2000.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures are subscribed and paid. At December 31, 2001 the outstanding balance of the debt is $1,075,000 after the election by one holder in February 2001 to convert $250,000 face amount of the convertible debentures to 83,334 shares of common stock. If the remaining holders elect to convert the debt the Company would issue 358,333 shares of its common stock.

Interest expense for the six months ended December 31, 2001 was $78,939.

The Company has a working capital deficit (current assets less current liabilities) of $(217,354) as of December 31, 2001 compared to working capital of $176,714 as of December 31, 2000.

The Company believes that it has and will have sufficient cash flow to continue its operations through December 31, 2002. The Company's working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including: (1) the sales revenue generated by the Agriblend(R) division; (2) the level of sales and marketing activities related to domestic sales from the Agriblend(R) division; and (3) the level of distributor support related to development of international sales associated with the Agriblend(R) division. Should sales growth not materialize, the Company may look to public and private sources of financing. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION

The registrant, as an update as to certain of its press releases, is disclosing the following information.

On June 7, 2000 the company announced a 19.5 million dollar deal with Gerber Goldschmidt Group for distribution in Mexico. The Gerber Goldschmidt Group has not met its quotas, however the company has decided to maintain the agreement in that circumstances in Mexico made it difficult for the distributor to perform. The company feels that the efforts by Gerber Goldschmidt as well as the improved economic and agricultural environment in Mexico hopefully will indicate benefits to the company this fiscal year.

On September 19, 2000 the company announced an agreement with Agri Products Southwest. The agreement is no longer operative because of the inability of the parties to perform.

On December 5, 2000 the company announced that it had entered into a financial advisory agreement with Hunter Wise. The agreement was mutually cancelled on May 24, 2001.

On December 19, 2000 the company announced that it would develop retail products distributed by Spectrum Brands. The distribution by Spectrum Brands has not occurred nor does the company expect it to occur.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein: None.

2. Reports on Form 8-K filed: None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: February 13, 2002           AMERICAN SOIL TECHNOLOGIES, INC.


                                        /s/ Neil C. Kitchen
                                        -----------------------------------
                                   By:  Neil C. Kitchen
                                   Its: President, Chief Executive Officer,
                                        Principal Executive Officer


                                        /s/ Ken Lew
                                        -----------------------------------
                                   By:  Ken Lew
                                   Its: Chief Financial Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer