Form 10QSB
period 2002-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2002-05-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission File Number: 000-22855


                        AMERICAN SOIL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               95-4780218
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                  215 N. Marengo, Suite 110, Pasadena, CA 91101
                    (Address of principal executive offices)

                                 (626) 793-2435
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2002, the number of shares of Common Stock issued and outstanding was 9,258,782.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet - March 31, 2002                                           1

Statements of Operations - For the nine months and three months
ended March 31, 2002 and 2001                                            2

Statements of Stockholders' Equity - For the nine months and three
months ended March 31, 2002 and 2001                                     3

Statements of Cash Flow - For the nine months and three months
ended March 31, 2002 and 2001                                            4

Notes to Financial Statements                                            5

Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations                                    11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               15
Item 2. Changes in Securities                                           15
Item 3. Defaults Upon Senior Securities                                 15
Item 4. Submission of Matters to a Vote of Security Holders             15
Item 5. Other Information                                               15
Item 6. Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                              16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                  Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT  ASSETS
  Cash and cash equivalents                                         $    32,969
  Accounts and notes receivable                                         118,778
  Deposits and prepaid expenses                                          67,438
  Inventory                                                             119,498
  Assets held for sale                                                   28,660
                                                                    -----------
       TOTAL CURRENT ASSETS                                             367,343
                                                                    -----------

Property, plant and equipment, net of accumulated depreciation           64,738
Patents, net of amortization                                            589,320
Deferred income tax asset                                             2,346,000
Other assets                                                              6,838
                                                                    -----------
       TOTAL  ASSETS                                                $ 3,374,239
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts  payable                                                 $    48,423
  Accrued expenses                                                       18,332
  Debentures payable                                                    825,000
                                                                    -----------
       TOTAL CURRENT PAYABLE                                            891,755
                                                                    -----------

  Note Payable                                                           28,829
  Notes payable affiliate                                             1,233,000
                                                                    -----------
       TOTAL  LIABILITIES                                             2,153,584
                                                                    -----------
STOCKHOLDERS' EQUITY
  Common Stock                                                            9,334
  Additional paid-In capital                                          7,125,784
  Retained earnings (deficit)                                        (5,914,463)
                                                                    -----------
       TOTAL  STOCKHOLDERS' EQUITY                                    1,220,655
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 3,374,239
                                                                    ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                        For the nine months ended     For the three months ended
                                                               March 31,                       March 31,
                                                       --------------------------     --------------------------
                                                          2002            2001            2002           2001
                                                       -----------    -----------     -----------    -----------
REVENUE:
  Soil and water treatment                             $    22,127    $   130,946     $    17,797    $   106,183
                                                       -----------    -----------     -----------    -----------

       GROSS REVENUE                                        22,127        130,946          17,797        106,183
                                                       -----------    -----------     -----------    -----------
COST OF OPERATIONS:
  Materials and supplies                                    81,391            229          81,353            113
  Labor and payroll costs                                    1,200             --             130             --
  Facility costs                                             5,082          7,393           3,444          5,629
  Equipment and maintenance                                    552         12,387              --          1,975
  Depreciation and amortization                             47,088         29,966          27,111          9,989
                                                       -----------    -----------     -----------    -----------
       TOTAL COST OF OPERATIONS                            135,313         49,975         112,038         17,706
                                                       -----------    -----------     -----------    -----------

GROSS INCOME (LOSS)                                       (113,186)        80,971         (94,241)        88,477
                                                       -----------    -----------     -----------    -----------

Sales & marketing costs                                     21,739         59,403          13,414         40,090
General & administrative costs                             598,111        526,788         202,344         96,263
Interest expense                                           123,780         85,402          44,841         31,856
Research and development                                    18,249          9,211           1,168          3,959
                                                       -----------    -----------     -----------    -----------
       SALES AND ADMINISTRATIVE COSTS                      761,879        680,804         261,767        172,168
                                                       -----------    -----------     -----------    -----------

Net loss from operations                                  (875,065)      (599,833)       (356,008)       (83,691)

Interest income                                                 --            230              --            230
                                                       -----------    -----------     -----------    -----------

Net loss before benefit of income taxes                   (875,065)      (599,603)       (356,008)       (83,461)


Income tax credit (expense)                                   (850)       318,196              --        113,196
                                                       -----------    -----------     -----------    -----------

Loss before discontinued operations                       (875,915)      (281,407)       (356,008)        29,735

Discontinued Operation
  (Loss) from discontinued operations, net                (369,601)      (387,457)       (172,660)      (157,371)
  (Loss) on disposal of discontinued operations, net      (420,875)            --        (420,875)            --
                                                       -----------    -----------     -----------    -----------

NET (LOSS)                                             $(1,666,391)   $  (668,864)    $  (949,543)   $  (127,636)
                                                       ===========    ===========     ===========    ===========
Loss per share:
  Basic loss per common share                          $     (0.18)   $     (0.08)    $     (0.10)   $     (0.01)
                                                       ===========    ===========     ===========    ===========
Weighted average shares outstanding                      9,112,562      8,747,463       9,184,892      8,782,865
                                                       ===========    ===========     ===========    ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                                   (Unaudited)


                                    Common Stock          Additional
                                --------------------       Paid-in      Accumulated
                                  Shares      Amount       Capital        Deficit           Total
                                  ------      ------       -------        -------           -----
Balance at July 1, 2000         8,730,431     $8,730     $6,568,570     $(3,610,890)     $ 2,966,410

Debenture conversion               83,333         83        249,917                          250,000

Net loss                                                                   (668,864)        (668,864)
                                ---------     ------     ----------     -----------      -----------

Balance at March 31, 2001       8,730,431     $8,813     $6,818,487     $(4,279,754)     $ 2,547,546
                                =========     ======     ==========     ===========      ===========

Balance at July 1, 2001         9,021,585     $9,022     $7,014,378     $(4,248,072)     $ 2,775,328

Issuance of stock for service     237,197        237        111,481                          111,718

Net loss                                                                 (1,666,391)      (1,666,391)
                                ---------     ------     ----------     -----------      -----------

Balance at  March 31, 2002      9,258,782     $9,259     $7,125,859     $(5,914,463)     $ 1,220,655
                                =========     ======     ==========     ===========      ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statement of Cash Flow
                                   (Unaudited)

                                                     For the nine months ended      For the three months ended
                                                            March 31,                       March 31,
                                                    --------------------------      --------------------------
                                                       2002            2001             2002           2001
                                                    -----------    -----------      -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:

NET LOSS                                            $(1,666,391)   $  (668,917)     $  (949,543)   $  (127,637)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Deferred compensation                                 111,708        (29,577)          56,769        (30,840)
  Amortization and depreciation                          63,938        113,636           29,254         37,879
  Benefit on income tax credit                                        (443,000)                        (85,000)
  Valuation of assets held for disposition              420,875                         420,875
Change in assets and liabilities:
  Accounts receivable                                   530,304        403,730          493,863         18,503
  Deposits and prepaid expenses                          19,492         (2,860)          19,492           (800)
  Inventory                                             100,839         95,623          101,113        (55,430)
  Other assets                                           (3,825)        28,810           (3,825)            --
  Accounts payable                                      (33,814)       (95,875)          (5,235)        85,889
  Accrued expenses                                        4,678          1,141            4,678          1,141
  Deferred income                                                      (37,280)                       (300,785)
                                                    -----------    -----------      -----------    -----------
Net Cash Flow Provided (Used) by Operating
 Activities                                            (452,196)      (634,569)         167,441       (457,080)
                                                    -----------    -----------      -----------    -----------
CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant & equipment                               (7,687)                           (191)
                                                    -----------    -----------      -----------    -----------
Total Cash Flow Used by investing activities                            (7,687)                           (191)
                                                    -----------    -----------      -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                          381,448                         379,534
  Repayment of notes payable                             (9,247)                         (9,247)
  Issuance of debentures                                               325,000                          25,000
  Redemption of debentures                             (250,000)                       (250,000)
  Net borrowings on notes payable affiliates            708,000                         120,000
                                                    -----------    -----------      -----------    -----------
Total Cash Flow from Financing Activities               448,753        706,448         (139,247)       404,534
                                                    -----------    -----------      -----------    -----------

 Net increase/(decrease) in cash                         (3,443)        64,192           28,194        (52,737)
Cash at Beginning of Period                              36,412        124,352                         241,281
                                                    -----------    -----------      -----------    -----------
Cash at End of Period                               $    32,969    $   188,544      $    28,194    $   188,544
                                                    ===========    ===========      ===========    ===========
Supplemental disclosure of cash flow information:
  Interest expense for the period                   $   123,780    $    85,402      $    44,841    $    31,856

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 1 - THE COMPANY

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") is incorporated in Nevada and has operated since September 22, 1993

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LINE OF BUSINESS

The Company is primarily engaged in non-hazardous soil and water remediation for commercial business and as of January 1, 2000 the production and sale of soil enhancement products to the agricultural community. In 2001, the Company suspended its soil and water remediation business and sold its book of business. The sale is recognized in the fourth quarter of the year ended June 30, 2001. In 2002, the Company elected not to relocate its facilities and has treated the termination of the soil remediation business as a disposal of a business segment and has restated the financial statements to conform with this presentation.

The Company is in the process of developing a market for its agricultural soil enhancement products. The operations of this segment is included in continuing operations for all periods presented.

REVENUE RECOGNITION

Revenue is recognized from the soil enhancement products upon sale and shipment, or if the sale includes installation, upon completion of the installation process.

ACCOUNTS RECEIVABLE

The  Company  provides   allowances  against  accounts  receivable  to  maintain
sufficient reserves to cover anticipated losses.

INVENTORY

Inventory is stated at the lower of cost or market, generally being determined on a first-in, first-out basis. Inventory consists of materials and finished products for sale by the agricultural division.

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

INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company has suspended the recognition of future benefits until the volume of sales of the agricultural products increases sufficiently to indicate that the Company may return to profitability in the near future.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the nine months ended March 31, 2002 and 2001 is $17,122 and $0, respectively, and for the three months ended March 31, 2002 and 2001 $17,122 and $0.

Property plant and equipment consist of the following:

                                                                  March 31,
                                                                    2002
                                                                  --------
     Production equipment                                         $ 19,465
     Office equipment, furniture and fixtures                       12,856
     Vehicles                                                       49,540
                                                                  --------
                                                                    81,861
        Less accumulated depreciation and amortization             (17,123)
                                                                  --------

                                                                  $ 64,738
                                                                  ========

Amortization of capitalized patent costs for the nine months ended March 31, 2002 and 2001 was $29,966 and $29,966 and for the three months ended March 31, 2001 and 2001 $9,989 and $9,989, respectively.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. Each debenture is convertible to stock of the Company at a rate of one share for each three dollars converted. Additionally, $250,000 was redeemed during the period ending March 31, 2002. The debentures mature in the third calendar quarter of 2002. All of the debentures were subscribed and at March 31, 2002 the outstanding balance of the debt is $825,000. If the remaining debt is converted, the Company would issue an additional 275,000 shares. Aggregate interest expense for the nine months ended March 31, 2002 and 2001 was $78,541 and $85,392, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2002, the Company has a loan payable to a company in which a major shareholder of the Company owns a substantial interest. The loan is due on demand, subject to such demand not interfering with the operations and needs of the Company. The interest rate is the prime rate charged the lender by its bank. During the nine months ended March 31, 2002 interest expense was $38,523.

NOTE 6 - INCOME TAXES

At March 31, 2002 and 2001, the Company has approximately $7,623,000 and $5,964,000 of net operating losses available to offset future federal income tax liability and $2,796,000 and $1,756,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

As a result of the closing of the Company's soil remediation segment and the uncertainty of its relocation and return to revenue production, the Company has suspended the realization of the tax benefits of net operating loss subsequent to June 30, 2001. The Company continues to evaluate the realization of the deferred tax asset previously recognized. The effect of recognizing the tax effect of the loss for the nine months ended March 31, 2002 and 2001 resulted in a deferred income tax asset of approximately $0 and $443,000 after being offset by a valuation allowance of $700,000 and $0, respectively.

Income tax benefits for the nine months ended March 31, 2002 and 2001 include the following components.

                                               March 31,           March 31,
                                                 2002                2001
                                              ---------           ---------
     Income Taxes:
       Federal                                $ 567,000           $ 378,000
       State                                    133,000              65,000
                                              ---------           ---------
     Total income tax benefit                   700,000             443,000
      Valuation allowance                      (700,000)                  0
                                              ---------           ---------

     Benefit for income taxes                 $       0           $ 443,000
                                              =========           =========

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 6 - INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities are as follows:

                                                        March 31,      March 31,
                                                          2002           2001
                                                       ----------     ----------
     Tax effects of reserves for doubtful accounts,
      deferred compensation and remediation            $       --     $   60,000
     Tax effects of carryforward benefits:
     Net operating loss carryforwards                   2,346,000      2,286,000
                                                       ----------     ----------
     Tax effects of carryforwards
       Tax effects of future taxable differences
        and carryforwards                               2,346,000      2,346,000
                                                       ----------     ----------

     Net deferred tax asset                            $2,346,000     $2,346,000
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

                           Federal              State
  Expiration               Amount               Amount
  ----------               ------               ------
     2002                       --            $  458,000
     2003                       --               255,000
     2004                       --                78,000
     2005                       --               279,000
     2006                       --               481,000
     2007                1,246,000
     2008               $  130,000                    --
     2009                1,074,000                    --
     2010                1,058,000                    --
     2011                1,016,000                    --
     2012                  915,000                    --
     2018                  510,000                    --
     2019                  156,000                    --
     2020                  558,000                    --
     2021                  961,000                    --
     2022                1,246,000                    --
                        ----------            ----------

     Total              $7,624,000            $2,797,000
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

NOTE 7 - COMMON STOCK

At March 31, 2002, the Company has 9,258,782 shares outstanding. The Company has 25,000,000 shares of $0.001 par value authorized.

NOTE 8 - STOCK OPTION PLAN

The Company initiated a stock option plan during the year ended June 30, 2001 under which the Company could grant up to one million options. Under the plan all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants, the market price of the stock was $3.75, therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of the grant subject to cancellation upon termination of employment. No options have been exercised. No options have been issued during the nine months ended March 31, 2002.

NOTE 9 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of March 31, 2002 and 2001, the weighted average number of shares outstanding was 9,112,562 and 8,747,463, respectively. The outstanding stock options are anti-dilutive and there were no other dilutive items outstanding; therefore, basic and diluted loss per share are the same.

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

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. This product is sold, marketed, and distributed through the Company's Agriblend(R) division. During the last fiscal year, the Company sold the soil remediation business it conducted through its Soil Wash division and has since been focusing on development and sales of the polymer product line. During the nine months ended March 31, 2002, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                        Nine Months Ended      Nine Months Ended
                                          March 31, 2002         March 31, 2001
                                           (unaudited)            (unaudited)
                                        -----------------      -----------------
Statement of Operations Data:
Revenue                                   $    22,127             $   130,946
Loss before discontinued operations       $  (875,915)            $  (281,407)
Net Loss                                  $(1,666,391)            $  (668,864)
Net Loss Per Share                        $     (0.18)            $     (0.08)
Balance Sheet Data:
Current Assets                            $   367,343             $   655,874
Total Property & Equipment, Net           $    64,738             $   621,796
Patents, Net                              $   589,320             $   629,094
Deferred Tax Asset                        $ 2,346,000             $ 2,346,000
Total Assets                              $ 3,374,239             $ 4,559,957
Total Current Liabilities                 $   891,755             $   702,411
Accumulated Deficit                       $(5,914,463)            $(4,094,753)
Stockholders Equity                       $ 1,220,655             $ 2,732,547

NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) COMPARED TO NINE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

REVENUES

Revenues for the nine months ended March 31, 2002 were $22,127 compared to $130,946 for the same period in 2001. Revenue from the Company's Soil Wash division was eliminated as a result of the sale of its book of business in the fourth quarter of the year ended June 30, 2001. The business has not been relocated as of March 31, 2002 and the Company is treating this as a discontinuance of a segment of its business. The Company is now focusing on operations of and generating revenues from its Agriblend(R) division only.

COST OF SALES

Cost of goods sold decreased from $135,313 for the nine months ended March 31, 2001 to $49,975 for the nine months ended March 31, 2002, due to the sale of the Company's Soil Wash division operations.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities to the Agriblend(R) division as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process. During the period ended March 31, 2002, the Company recognized write-downs as a result of physical damage to a portion of the inventory and adjustment for some of the inventory which exceeded its useful lives.

OPERATING EXPENSES

Operating expenses decreased 14% over the same period in 2001. These expenses were increased as a result of the Company's efforts in putting in place sales representatives, employees and agents for the Agriblend(R) division and offset by the decrease as a result of the suspension of the Soil Wash division operations.

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

NET LOSS

The Company experienced a net loss of $(1,666,391) for the nine months ended March 31, 2002 as compared to a net loss of $(668,864) for the nine months ended March 31, 2001, for the reasons detailed above, including: (1) losses from discontinued operations of $(369,601), (2) valuations loss as a result of the intended disposal of a segment of the business $(420,875), and (3) failure to recognize the deferred tax benefit in the nine months ended March 31, 2002. The Company expects that as a result of its efforts in prior periods to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fourth quarter of fiscal year 2002. However, given the gross margins on the Agriblend(R) division, future operating results should be improved.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $32,969 and $188,544 at March 31, 2002 and 2001, respectively. Net cash used by operations was $(452,196) for the nine months ended March 31, 2002 compared to net cash used by operations of $(634,569) for the nine months ended March 31, 2001.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. All of the debentures are subscribed and paid. At March 31, 2002 the outstanding balance of the debt is $825,000 after the election by one holder in February 2001 to convert $250,000 face amount of the convertible debentures to 83,334 shares of common stock and the redemption of $250,000 of debentures in February, 2002. If the remaining holders elect to convert the debt the Company would issue 275,000 shares of its common stock. The debentures are due in the first quarter of fiscal 2003.

Interest expense for the nine months ended March 31, 2002 was $123,780.

The Company has a working capital deficit (current assets less current liabilities) of $(524,412) as of March 31, 2002 compared to a working capital deficit of $(46,537) as of March 31, 2001.

The Company believes that it has and will have sufficient cash flow and resources to continue its operations through March 31, 2003. The Company's working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including: (1) the sales revenue generated by the Agriblend(R) division; (2) the level of sales and marketing activities related to domestic sales from the Agriblend(R) division; and (3) the level of distributor support related to development of international sales associated with the Agriblend(R) division. Should sales growth not materialize, the Company may look to public and private sources of financing.
There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern, or at a minimum negatively impact the Company's ability to timely meet its business objectives.

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

2. Reports on Form 8-K filed:       May 13, 2002    Report of change in officers

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 14, 2002                AMERICAN SOIL TECHNOLOGIES, INC.
       ------------

                                   /s/ Carl Ranno
                                   ----------------------------------------
                                   By: Carl Ranno
                                   Its: President, Chief Executive Officer,
                                        Principal Executive Officer


                                   /s/ Ken Lew
                                   ----------------------------------------
                                   By: Ken Lew
                                   Its: Chief Financial Officer, Principal
                                        Financial Officer