Form 10KSB
period 2002-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2002-09-30
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to ___________________

                        Commission file number: 000-22855

                        AMERICAN SOIL TECHNOLOGIES, INC.
           (Name of Small Business Issuer as specific in its Charter)

               Nevada                                            95-4780218
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

215 N. Marengo, Suite 110, Pasadena, California                    91101
   (Address of Principal Executive Offices)                      (Zip Code)

         Issuer's telephone number, including area code: (626) 793 2435

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

For the fiscal year ended June 30, 2002, the Company's revenue was $203,139.

As of September 25, 2002, the number of shares of Common Stock outstanding was 9,258,782. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 25, 2002 was approximately $465,965 (based upon 3,584,344 shares at $0.13 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); and (iii) Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 11, 2001 (File No. 000-22855) are incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

ITEM 1.  DESCRIPTION OF BUSINESS..............................................1

ITEM 2.  DESCRIPTION OF PROPERTY..............................................4

ITEM 3.  LEGAL PROCEEDINGS....................................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................4

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTTERS.................................................4

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................5

ITEM 7.  FINANCIAL STATEMENTS.................................................8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................8

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........9

ITEM 10. EXECUTIVE COMPENSATION..............................................10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......11

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................12

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.....................................12

ITEM 14. CONTROLS AND PROCEDURES.............................................13

SIGNATURES...................................................................14

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

DEVELOPMENT OF BUSINESS

FORM AND YEAR OF ORGANIZATION

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") was incorporated in California on September 22, 1993. Effective December 31, 1999 the Company completed the reverse acquisition and acquisition described herein and changed its name from Soil Wash Technologies, Inc. to American Soil Technologies, Inc. and changed its state of domicile to Nevada. During 1998 and 1999, the Company operated as Soil Wash Technologies, Inc.

ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

Not Applicable.

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

In June 2001, the Company sold its book of business for soil remediation in San Diego, California. In May 2002, the Company decided not to pursue relocation and startup of a new location for the soil remediation business. The Company's soil remediation business was conducted through its Soil Wash division. In connection with the discontinuance of this segment of the business in the year ended June 30, 2002, the Company incurred a charge of $369,601 related to the write-down to estimated net market value of the idle plant assets. The disposition of the soil remediation operations represents the disposal of a business segment under SFAS 144 Accounting for Impairment or Disposal of Long-lived Assets. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

BUSINESS OF ISSUER

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

The Company discontinued operations of its Soil Wash division because, in April 2001, the Company was informed that the landlord for its Soil Wash site was not renewing its lease and that the Company was forced to remediate and vacate the property. In conjunction with this notice, the Company sold its client list and remaining book of business to another company. The sales price was $1 million, which has been fully paid. The Company retained the equipment and machinery and has decided to sell these assets. Remediation of the site is complete and closure has been approved by the San Diego Regional Quality Control Board.

American Soil Technologies manufactures two primary products: Agriblend(R), a patented soil amendment developed for agriculture, and Nutrimoist(TM), developed for homes, parks, golf courses and other turf related applications. The Company has entered into marketing and distribution agreements with Stockhausen, Inc, Bentonite Performance Minerals and JT Water Management.

The Company is adding sales representatives and distributors in both the agriculture and turf industries. On August 21, 2001, the Company announced that it reached an agreement with BioPlusNutrients L.L.C. of Grace, Idaho, to blend the Company's polymer with their proprietary nutrients. This agreement allows each entity to co-market the combined product to each other's customers.

DISTRIBUTION

The Company markets primarily in the western United States and Mexico. In August 2000, the Company entered into an exclusive distribution agreement with UAP (United Agri Products, a division of Con Agra) to distribute Agriblend(R) in Texas, New Mexico, and Oklahoma. However, this contract expired and the Company does not intend to renew. In June 2000, the Company signed an Exclusive Distribution Agreement with Sunpride, Inc. (a division of the Gerber Goldschmidt Group) to distribute Agriblend(R) in Mexico. On April 22, 2002 the contract was cancelled for non-performance. Sunpride may still operate on behalf of the Company in Mexico on a non-exclusive basis. On September 1, 2000, the Company signed an exclusive Distribution Agreement with Agriblend(R) of Australia. This agreement has been dormant primarily because of the rate of exchange. The Company was unable to negotiate a distribution agreement for the country of India as previously reported.

On June 27, 2002, the Company announced that it entered into a distribution agreement with Ag Specialties, LLC. Ag Specialties is located in Portland, Oregon with offices in Harrisburg Oregon, Woodland, Washington, and Orlando, Florida. The focus of Ag Specialties is the niche agriculture market. It is the exclusive distributor for many foreign suppliers and represents many domestic products. Their major product line includes fertilizers, crop protection products, animal feed ingredients, soil conditioners, seeds and industrial chemicals. Ag Specialties has launched new products into the agriculture market including their own private label materials under the Iron Man brand. The term of the agreement is five (5) years and can be cancelled by either party with 30 days written notice. Ag Services is very aggressively marketing our products and is producing revenues for our Company.

On August 20, 2002, the Company announced that it had entered into an agreement with Stockhausen, Inc. This agreement granted to the Company the exclusive rights in the Western United States to distribute the Stockhausen products, which are of the highest quality cross-link and linear polymer products available for water and nutrient retention in the Agricultural industry. The Company has numerous distributors and sales representatives selling the products throughout the territory.

On August 26, 2002, Bentonite Performance Minerals a Product and Service Line of Halliburton Energy Services, Inc., a subsidiary of the Halliburton Company, entered into an agreement with the Company to distribute its proprietary product known as Baraclear(TM) P80 in the aquaculture and agriculture industries in the United States, Canada and Mexico. Baraclear(TM) P80 is a first generation time-release water clarification and contaminant removal product that allows livestock and fish farmers, golf course superintendents and private pond owners to remove phosphates as well as suspended organic and inorganic colloidal material in water bodies up to 50 feet deep. It is a product that complements our existing products in the agriculture and turf industries.

On September 20, 2002 the Company entered into an exclusive Distributorship Agreement with JT Water Management LLC allowing the Company to distribute a water-based liquid linear polymer known as Extend(TM) in the western United States. The is a new and unique product intended for soil application, which improves irrigation efficiency, reduces soil sodium levels, and greatly reduces nutrient leaching and runoff. The product will be sold through our Distributors and Sales Representatives.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT

None.

COMPETITION

There is no direct competition for the Company's Agriblend(R) product, however, earlier polymer based technology was very expensive and the remembrance of its cost has a negative effect on marketing Agriblend(R). Accordingly, educating the end user regarding the benefits of using Agriblend(R) and gaining general acceptance of the new "micro grain" technology are obstacles to marketing the product. There is some competition to our straight polymer products by companies that have been in business for a number of years. However, the Stockhausen polymers are of consistent quality and performance. There is some competition for the Baraclear product by the companies selling the older pond clearing procedure which is more time consuming and accordingly more expensive. There is some competition for Extend(TM) however the Company has not as yet found a water-based linear polymer product. The competition is all oil-based. The Company is not aware of any competition to Nutrimoist(TM) other than from our manufacturer who would have to use our polymer to manufacture the product pursuant to our agreement.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

The Company's products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockenhousen, our exclusive supplier, Ciba Specialties, and Floerger. All other components of the blends are mineral products that are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with the Company's specifications at a blending facility located near Truth or Consequences, New Mexico. Warehouse facilities are located in Tucson, Arizona. Nutrimoist(TM) is blended either by the Company or through contract blenders in dry or liquid form and is a combination of bio nutrients and our polymer products.

DEPENDENCE ON MAJOR CUSTOMERS

The Company is not dependent on any one customer for a substantial portion of its sales of any product.

INTELLECTUAL PROPERTY

PATENTS

The Company owns no patents, however, the Company has exclusive world manufacturing/marketing rights to patented super absorbent cross-linked polymer technology. The underlying patents include United States Patent number 5,649,495 and 5,868,087, commonly known and described as "Agricultural Retention Mixture and Application Technique."

TRADEMARKS

The Company owns a registered trademark on the name, Agriblend(R). The Company has a trademark application pending for the name Nutrimoist(TM).

GOVERNMENT APPROVAL

Agriblend(R) is subject to regulatory standards developed by the Environmental Protection Agency ("EPA") that are applicable to maximum monomer concentrations in polymers. Polymer products cannot exceed monomer concentrations of 200 mg/kg. All polymers used by the Company are well below the maximum monomer standard.

EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

Not applicable, see "Government Approval" above.

RESEARCH AND DEVELOPMENT COSTS

The Company spent $29,076 on outside research and development in the fiscal year ended June 30, 2002 as compared to $14,893 spent on research and development in the fiscal year ended June 30, 2001.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

The Company provides Material Safety Data Sheets on all components of its product line and complies with labeling requirement for its products. In addition, the Company complies with EPA regulations applicable to monomer content in its polymer additives (maximum of 200 mg/kg). The Company believes that its operations currently comply in all material respects with applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. The Company does not believe that such compliance will have a material impact on its capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control equipment presently are planned.

EMPLOYEES

As of the date hereof, the Company has six full-time employees and two part-time employees. While the Company does anticipate a small increase in its number of employees, it does not anticipate that it will hire more than five to ten additional employees during calendar year 2003. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2. PROPERTIES

The Company leases approximately 2,600 square feet located at a facility in Pasadena, California, which includes office and storage space. All of the Company's operations are conducted from this facility. The lease expires August 2, 2003 and requires monthly payments of approximately $3,420. The Company rents storage space in Tucson, Arizona for approximately $350 per month.

ITEM 3. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." The Company's Common Stock was quoted on the Over-the-Counter Bulletin Board under the symbol "NDMI" until January 2000. Set forth below is the trading history of the Company's Common Stock without retail mark up, mark-down or commissions:

                                                         HIGH          LOW
                                                         ----          ---
     2000
          First Quarter............................    $12.50        $0.19
          Second Quarter...........................      8.00         3.38
          Third Quarter............................      6.50         4.00
          Fourth Quarter...........................      4.75         1.25

     2001
          First Quarter............................      2.75         1.13
          Second Quarter...........................      1.19         0.68
          Third Quarter............................      1.30         0.36
          Fourth Quarter...........................      0.77         0.40

     2002
          First Quarter............................      0.42         0.30
          Second Quarter...........................      0.30         0.15

On September 24, 2002, the closing sale price was $0.13.

The above quotations are inter-dealer quotations from market makers of the Company's stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of September 25, 2002, there were 170 shareholders holding certificated securities and approximately 339 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. The Company's transfer agent is Atlas Stock Transfer, 5899 South State, Murray, Utah 84107.

DIVIDENDS

The Company has not paid any dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "SHALL," "WILL," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. During the fiscal year ended June 30, 2001, the Company discontinued operations of its soil remediation business. During the fiscal year ended June 30, 2002, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, selected financial information for the Company:

                                               YEAR ENDED            YEAR ENDED
                                             JUNE 30, 2002         JUNE 30, 2001
                                             -------------         -------------
                                               (AUDITED)             (AUDITED)
STATEMENT OF OPERATIONS DATA:
Revenue                                      $   203,450            $   80,432
Loss From Continuing Operations               (1,154,267)             (849,548)
Loss From Discontinued Operations               (877,646)              212,366
(Net Loss)                                    (2,031,913)             (637,182)
(Continuing Operations Loss) Per Share             (0.12)                (0.10)
(Discontinued Operations) Loss Per Share           (0.10)                 0.03
(Net Loss) Per Share                               (0.22)                 (.07)

BALANCE SHEET DATA:
Current Assets                                  $287,919              $992,761
Total Property & Equipment, Net                   27,583               573,906
Patents, Net                                     579,332               619,286
Deferred Tax Asset                             2,306,000             2,346,000
Total Assets                                   3,214,582             4,534,966
Total Current Liabilities                        870,449                95,891
Accumulated Deficit                           (6,279,985)           (4,248,072)
Stockholders' Equity                             855,133             2,775,328

FISCAL YEAR ENDED JUNE 30, 2002 (AUDITED) COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001 (AUDITED)

REVENUES

Revenues for the year ended June 30, 2002 were $203,450 compared to $80,432 for the same period in 2001. Revenue from the Soil Wash division decreased from $1,229,092 to $1,500 as a result of the cessation of operations of that division due to the non-renewal of its lease. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

COST OF SALES

Cost of goods sold decreased from $276,297 for the fiscal year ended June 30, 2001 to $191,013 for the fiscal year ended June 30, 2002.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses increased less than 1% over the same period in 2001. These increases are due to interest charges and more research and development expenses. On an annual basis, the Company expects that costs will increase based on three quarters of operating under our new distribution agreements but these relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations are experienced in that the Company has more products and two distinct markets to administer, agriculture and turf. It is also anticipated that costs associated with public companies will increase. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures and other debt of the Company.

INCOME TAXES

The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carry forward and therefore reduced cash outlay for taxes in future periods. For the current year the company recorded a valuation reserve of $779,000 to fully reduce the tax benefit for this year. With the disposition of a major segment of the business, the Company believes that deferral of the recognition of any additional benefit of the net operating loss carryforward until its remaining revenue sources are determined to be sufficient to generate income to offset the already recorded benefit.

NET LOSS

For the reasons detailed above, the Company experienced losses in its last two fiscal years. The Company expects that as a result of its efforts during the last half of fiscal year 2002 and the first half of fiscal 2003 to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenue from the sale of agricultural products increased from $80,432 during the Company's prior fiscal year to $201,950 in its current fiscal year. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 20031. However, given the gross margins on the Company products, future operating results should be improved.

SEASONALITY

The efforts of the Company in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. International sales have not been sufficient enough or the geographic distribution of sales concentrated enough to determine if a seasonal trend exists although the initial indication is that the Company's markets will become diverse and therefore not indicate significant seasonal variations. As the Company expands into the residential and commercial markets nationally, it is expected that the Company will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $43,155 and $36,412 at June 30, 2002 and 2001, respectively. Net cash used by operations was $679,699 for the year ended June 30, 2002 compared to net cash used by operations of $985,009 for the comparable year ended June 30, 2001.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures were subscribed and at June 30, 2002 and 2001 the outstanding balances of the debt was $825,000 and $1,075,000, respectively. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and during 2002 the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At June 30, 2002 debentures consisted of $575,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $250,000 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,233,333 shares. Interest expense for the year ended June 30, 2002 and 2001 was $112,705 and $118,572, respectively.

The Company has a deficit in working capital (current assets less current liabilities) of $(582,530) as of June 30, 2002 compared to working capital of $896,870 as of June 30, 2001. This deficit is due primarily to the current payable status of the debentures which is $825,000.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,279,985 and has a deficit in working capital as of June 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. To date, the Company has financed its operations principally through the sales activities of the Soil Wash division and the placement of Convertible Debentures. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

The Company will consider both the public and private sale of securities and or debt instruments for expansion of its operations if such expansion would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, the Company may look to these public and private sources of financing. There can be no assurance, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would at a minimum negatively impact the Company's ability to timely meet its business objectives.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ENGAGEMENT OF NEW PRINCIPAL ACCOUNTANTS

The Company engaged James C. Marshall, CPA, P.C., Scottsdale, Arizona on January 3, 2001 as its principal accountants. Neither the Company nor anyone on its behalf has consulted James C. Marshall, CPA, P.C., during the two most recent past fiscal years preceding the change regarding any matter for which reporting is required under Regulation S-B, Item 304(a)(2)(i) or (ii) and the related instructions. The decision to engage James C. Marshall, CPA, P.C. was approved by the Board of Directors. During the Company's two most recent fiscal years and any subsequent interim period preceding such registration, declination, or dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There is nothing to report under Item 304(a)(1)(v)(A) through (D).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

       Name             Age                       Position
       ----             ---                       --------
   Carl P. Ranno        63      Director, Chief Executive Officer, President
   Ken Lew              45      Director, Chief Financial Officer
   Neil C. Kitchen      56      Director, Vice President
   Diana Visco          44      Secretary
   Louie Visco          86      Chairman of the Board of Directors
   Scott Baker          46      Director

MR. CARL P. RANNO, DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, received a degree in Economics from Xavier University in Cincinnati, Ohio and his Juris Doctor from the University of Detroit School of Law. Mr. Ranno became a Director in September 2001 and Chief Executive Officer and President in May 2002. For the past five years, he has acted as an advisor in strategic planning, mergers and acquisitions and as a securities attorney to numerous public companies. He has served as President and CEO of public and private companies. He is currently a member of the board of directors of Central Utilities Production Company and is the acting interim CEO and director of New Era Technologies, Inc., both public companies.

MR. KEN LEW, DIRECTOR, CHIEF FINANCIAL OFFICER, has served as a Director of the Company since 2000. He holds an M.B.A. in Business Finance, a B.A. in Cell Biology, and a B. Sc. in Chemistry from the University of Washington. Mr. Lew has produced and edited two financial books and has written numerous technical publications dealing with chemical interactions associated with polymer and non-polymer substrates. Mr. Lew has been a business consultant since 1997.

MR. NEIL C. KITCHEN, DIRECTOR, VICE PRESIDENT, has over 20 years experience in business management in the environmental sector including management of companies involved in general engineering, toxicology, and environmental cleanup. Prior to joining Soil Wash Technologies, Inc. in 1994, he was Vice President of a publicly-held environmental cleanup company with annual sales of over 20 million. He holds a B.S. in Business Management from San Diego State University and a class "A" General Engineering license with Hazardous Material Certification from the State of California.

MS. DIANA VISCO, SECRETARY, Diana Visco, Secretary, has worked with Soil Wash Technologies, Inc. since January 1999. Prior to that she worked for 21 years with the Americana Leadership College, Inc. traveling to all of its offices and conferences across the USA/Caribbean in addition to Australia, New Zealand, Canada and Europe. Ms Visco spent several years as a traveling administrator and spent her final years as International Administrator handling all aspects of finance, administration as well as marketing and promotion in addition to being assistant to the President of the company. She is the daughter of Mr. Louie Visco.

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

MR. SCOTT BAKER, DIRECTOR, has practiced law in Arizona for the past 19 years. He graduated from the University of Arizona with a B.S. in business in 1978 and obtained his J.D. from the University of Arizona in 1981. As a general practitioner, he has appeared before the U.S. District Tax Court and the U.S. District Court.

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for the Company's officers for fiscal years 2002, 2001 and 2000. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

                                     ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                             -----------------------------------  --------------------------------------
                                                                            Awards             Payouts
                                                                  --------------------------- ---------
                                                                  Restricted   Securities
                                                   Other Annual     Stock($)   Underlying        LTIP        All Other
                     Year    Salary($)  Bonus($)  Compensation($)   Awards    Options/SARs(#)  Payouts($)  Compensation($)
                     ----    ---------  --------  ---------------   ------    ---------------  ----------  ---------------
Carl P. Ranno, CEO, 2002(1)  $58,200      $0            $0          $ 2,050        --             $0            $0
President

Ken Lew, CFO        2002(2)  $     0      $0            $0          $11,400                       $0            $0
                    2001     $     0      $0            $0          $     0                       $0            $0
                    2000     $     0      $0            $0          $     0                       $0            $0

Neil C. Kitchen,    2002(3)  $79,484      $0            $0          $     0                       $0            $0
Vice President      2001     $79,484      $0            $0          $     0                       $0            $0
                    2000     $39,742      $0            $0          $     0                       $0            $0

Diana Visco,        2002(4)  $39,264      $0            $0          $     0                       $0            $0
Secretary

----------
1.   Appointed Chief Executive Officer and President on May 2, 2002.
2. Secretary from 2000 through May 1, 2002 and appointed Chief Financial Officer on May 2, 2002.
3. President from July 2000 through May 1, 2002 and appointed Vice President on May 2, 2002.
4.   Appointed Secretary on May 2, 2002.

EMPLOYMENT AND RELATED AGREEMENTS

The Company has an Employment Agreement with Mr. Ron Salestrom, patent holder of patents underlying the Agriblend(R) product line. The term of the Agreement is from January 4, 2001 through January 3, 2003 and is automatically renewed unless either party wishes to terminate. Mr. Salestrom's salary under the Agreement is $75,000 per year and he is entitled to all benefits established by the Company that are accorded to "similarly situated employees of the Company."

COMPENSATION OF DIRECTORS

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

STOCK OPTION PLAN

During the fiscal year ended June 30, 2001, the Company enacted a stock option plan (the "Plan") to provide additional incentives to selected employees, directors, and consultants. One million shares were authorized for issuance pursuant to stock options granted under the Plan and 445,000 stock options were issued under the Plan. However, the Plan was not presented to the Shareholders for approval within twelve months from the date of its approval by the Directors in accordance with the Internal Revenue Code. Therefore, the Company cancelled the Plan and the options issued were voluntarily waived by the optionees after June 30, 2002. A new Stock Option Plan has been approved by the Board of Directors and will be submitted to the shareholders for approval.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of the date hereof by
(i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially more than 5% of the Company's Common Stock based upon 9,258,782 issued common shares.

                                            Amount and Nature of        Percent
Name and Address of Beneficial Owners(1)   Beneficial Ownership(2)     Ownership
----------------------------------------   -----------------------     ---------
Carl P. Ranno, Director, CEO, President             12,500                  *
Ken Lew, Director, CFO                              24,700                  *
Neil C. Kitchen, Director, Vice President        1,376,855               14.8
Diana Visco, Secretary                                   0                  0
Louie Visco, Chairman(3)                         4,130,565               44.6
Scott Baker, Director                              129,818                  *
All executive officers and directors
 as a group (6 persons)                          5,674,438               61.3
The Benz Group                                   4,130,565
Ron and Kathy Salestrom                            876,272                9.4

----------
* Less than 1%.
1.   c/o the Company's address unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes 4,130,565 shares held in the name of The Benz Group, a company in which Mr. Visco owns a majority interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Neil C. Kitchen, a Director and Vice President, has a $25,000 Debenture with the Company which is convertible at $3.00 per share with interest at 10%, maturing in the third calendar quarter of 2002.

Louie Visco, Director, is the majority owner of FLD Corporation, the holder of a $250,000 Debenture convertible at $3.00 per share with interest at 10%, maturing in the third calendar quarter of 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997(a)
     3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997(a)
     3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2001(b)
     3.4    Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997(a)
     3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998(a)
     4.1    Convertible Debenture - Lump Sum Contribution (Form) (a)
     4.2    Convertible Debenture - Incremental (Form) (b)
     10.1 License Agreement between Ron Salestrom, American Soils Technologies, Inc., and Polymers Plus, L.L.C. Dated January 4, 2001(a)
     10.2 Client Service Agreement between Continental Capital & Equity Corporation and American Soil Technologies, Inc., dated February 17, 2001 and Addendum, dated August 29, 2001(b)
     10.3 Distributorship Agreement between American Soil Technologies, Inc. and Sunpride, Inc. dated May 10, 2001(b)
     10.4 Distribution Agreement between UAP Southwest and with Agriblend(R), a division of American Soil Technologies Inc., dated August 16, 2001(b)
     10.5   Employment Agreement with Ronald Salestrom, dated January 4, 2001(b)
     10.6 Licensing Agreement between Soil Wash Technologies, Inc. and Site Remediation Services Limited, dated June 24, 2000(b)
     10.7 Distributorship Agreement with BioPlusNutrients, L.L.C., dated July 19, 2001(c)
     10.8 Non-Disclosure and Non-Circumvent Agreement with BioPlusNutrients, L.L.C, dated July 25, 2001(c)
     10.9 Distributorship Agreement with Agriblend(R) Australia P.T.Y., Ltd., dated September 1, 2000(c)
     10.10 Distributorship Agreement with Ag Specialties, LLC, dated June 27, 2002**
     10.11 Distributorship Agreement with Stockhausen, Inc. dated August 20, 2002**
     10.12 Distributorship Agreement with Bentonite Performance Minerals, dated August 26, 2002**
     10.13 Distributorship Agreement with J T Water Management, dated September 20, 2002**
     99.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     99.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

----------
**   Filed herewith.
(a) Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
(b) Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
(c) Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 11, 2001 (File No. 000-22855).

(b) REPORTS ON FORM 8-K

During the quarterly period ended June 30, 2002, we filed the following Current Reports on Form 8-K with the SEC:

            Date of Filing              Description
            --------------              -----------
            May 6, 2002       Resignations of certain officers

ITEM 14  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                  AMERICAN SOIL TECHNOLOGIES, INC.


DATED: September 27, 2002         By: /s/ Carl P. Ranno
      -------------------            -------------------------------------------
                                      Carl P. Ranno
                                      Director, Chief Executive Officer, and
                                      President (Principal Executive Officer)


DATED: September 27, 2002         By: /s/ Ken Lew
      -------------------            -------------------------------------------
                                      Ken Lew
                                      Director, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)


DATED: September 27, 2002         By: /s/ Neil C. Kitchen
      -------------------            -------------------------------------------
                                      Neil C. Kitchen
                                      Director, Vice President

                        AMERICAN SOIL TECHNOLOGIES, INC.
                             JUNE 30, 2002 and 2001
                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT AUDITORS .....................................  F-2

BALANCE SHEET AS OF JUNE 30, 2002 ..................................  F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
JUNE 30, 2002 and 2001 .............................................  F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED JUNE 30, 2002 and 2001 .................................  F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
JUNE 30, 2002 and 2001 .............................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................  F-7 - F-14

                        Report of Independent Accountants


To the Board of Directors
American Soil Technologies, Inc.
Pasadena, California

     We  have  audited  the   accompanying   balance   sheet  of  American  Soil
Technologies, Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficit working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
September 27, 2002

                        American Soil Technologies, Inc.
                                 Balance Sheets
                                  June 30, 2002

ASSETS

CURRENT  ASSETS
  Cash and cash equivalents                                         $    43,155
  Accounts and notes receivable                                         105,592
  Deposits and prepaid expenses                                          25,000
  Inventory                                                              85,513
  Assets held for sale                                                   28,660
                                                                    -----------
      TOTAL CURRENT ASSETS                                              287,919
                                                                    -----------
Property, plant and equipment, net of
 accumulated depreciation                                                27,583
Patents, net of amortization                                            579,332
Deferred income tax asset                                             2,306,000
Other assets                                                             13,748
                                                                    -----------
      TOTAL ASSETS                                                  $ 3,214,582
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts  payable                                                 $    38,087
  Accrued expenses                                                        7,362
  Debentures payable                                                    825,000
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                         870,449
                                                                    -----------

  Notes payable affiliate                                             1,489,000
                                                                    -----------
      TOTAL LIABILITIES                                               2,359,449
                                                                    -----------
STOCKHOLDERS' EQUITY
  Common Stock                                                            9,259
  Additional paid-In capital                                          7,125,859
  Accumulated deficit                                                (6,279,985)
                                                                    -----------
      TOTAL  STOCKHOLDERS' EQUITY                                       855,133
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 3,214,582
                                                                    ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations

                                                   For the years ended June 30,
                                                  -----------------------------
                                                     2002              2001
                                                  -----------       -----------

Revenue                                           $   203,450       $    80,432

Cost of sales                                         191,013           276,297
                                                  -----------       -----------

GROSS PROFIT (LOSS)                                    12,437          (195,865)

Sales & marketing costs                                24,203            66,383
Depreciation and amortization                          57,077           151,514
General & administrative costs                        852,173           843,218
Interest expense                                      164,175           122,433
Research and development                               29,076            14,894
                                                  -----------       -----------
      SALES AND ADMINISTRATIVE COSTS                1,126,704         1,086,882

Operating loss                                     (1,114,267)       (1,282,747)

Interest income                                            --             1,214
                                                  -----------       -----------

Loss before income tax provision                   (1,114,267)       (1,281,533)

Income tax credit (provision)                         (40,000)          431,986
                                                  -----------       -----------

Loss from continuing operations                    (1,154,267)         (849,548)

Discontinued operations:
  Loss from discontinued operations, net             (535,935)         (430,662)
  Gain (loss) on disposal of assets, net             (341,711)          643,028
                                                  -----------       -----------

NET (LOSS)                                        $(2,031,913)      $  (637,182)
                                                  ===========       ===========
Basic loss per share:
  Loss from continuing operations                 $     (0.12)      $     (0.10)
  Income (loss) from discontinued operations            (0.10)             0.03
                                                  -----------       -----------
  Net loss                                        $     (0.22)      $     (0.07)
                                                  ===========       ===========

Weighted average shares outstanding                 9,149,154         8,889,307
                                                  ===========       ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                      For the two years ended June 30, 2002

                                         Common Stock          Additional
                                     -------------------        Paid-In      Accumulated
                                     Shares       Amount        Capital        Deficit          Total
                                     ------       ------        -------        -------          -----
Balance at July 31, 2000            8,801,358    $   8,801    $6,568,499     $(3,610,890)   $ 2,966,410

Stock issued for services             136,893          137       195,963                        196,100

Conversion of debenture to stock       83,334           84       249,916                        250,000

Net loss                                                                        (637,182)      (637,182)
                                   ----------    ---------    ----------     -----------    -----------

Balance at  June 30, 2001           9,021,585    $   9,022    $7,014,378     $(4,248,072)   $ 2,775,328

Issuance of stock for services        237,197          237       111,481                        111,718

Net loss                                                                     $(2,031,913)   $(2,031,913)
                                   ----------    ---------    ----------     -----------    -----------

Balance ay June 30, 2002            9,258,782    $   9,259    $7,125,859     $(6,279,985)   $   855,133
                                   ==========    =========    ==========     ===========    ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statement of Cash Flow

                                                  For the years ended June 30,
                                                  ----------------------------
                                                     2002            2001
                                                  -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:

NET LOSS                                          $(2,031,913)     $  (637,182)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Stock compensation                                  111,719          140,052
  Amortization and depreciation                        84,967          151,514
  Benefit on income tax credit                         40,000         (324,000)
  Valuation of assets held for disposition            436,462               --
Change in assets and liabilities:
  Accounts receivable                                 543,490         (128,002)
  Deposits and prepaid expenses                        61,930           97,760
  Inventory                                           134,824           81,975
  Other assets                                        (10,735)          28,990
  Accounts payable                                    (44,151)        (283,074)
  Accrued expenses                                     (6,292)           3,815
  Deferred compensation                                    --          (29,577)
  Reserve for remediation                                  --          (50,000)
  Deferred income                                          --          (37,280)
                                                  -----------      -----------
Net Cash Flow Used by Operating Activities           (679,699)        (985,009)

CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant & equipment              (1,887)              --
  Disposition of property, plant & equipment               --           12,313
                                                  -----------      -----------
Total Cash Flow Used by investing activities           (1,887)          12,313

CASH FLOW FROM FINANCING ACTIVITIES:
  Loan repayments                                     (25,671)
  Proceeds from notes payable                          75,303
  Issuance of debentures                              250,000          325,000
  Redemption of debentures                           (500,000)
  Net borrowings on notes payable affiliates          964,000          484,453
                                                  -----------      -----------
Total Cash Flow from Financing Activities             688,329          884,756

                                                        6,743          (87,940)
Cash at Beginning of Period                            36,412          124,352
                                                  -----------      -----------
Cash at End of Period                             $    43,155      $    36,412
                                                  ===========      ===========

Supplemental disclosure of cash flow information:
Cash payments during the period for:
  Interest                                        $164,175         $122,433
Supplemental schedule of non-cash activities:
  Stock issued for services                       $111,719         $196,100
  Conversion of debentures                        $     --         $250,000

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

GOING-CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,279,985 and has a deficit in working capital of approximately $582,530 as of June 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - DISCONTINUED OPERATIONS

In June, 2001, the Company sold its book of business for soil remediation in San Diego, California. In May, 2002, the Company decided to not pursue relocation and startup of a new location. In connection with the discontinuance of this segment of the business in the year ended June 30, 2002 the Company incurred a charge of $369,601 related to the write-down to estimated net market value of the idol plant assets. The disposition of the soil remediation operations represents the disposal of a business segment under SFAS 144 Accounting for Impairment or Disposal of Long-lived Assets. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

Net sales and losses from discontinued operations are as follows:

                                                               June 30,
                                                      -------------------------
                                                         2002            2001
                                                      ---------      ----------
Net sales                                             $   1,500      $1,228,387
Pretax loss from discontinued operations               (535,935)       (649,648)
Pretax gain (loss) on disposal of business segment     (341,711)        643,028
Income tax benefit                                           --         107,986
                                                      ---------      ----------

Net income (loss) from discontinued operations        $(877,646)     $  212,366
                                                      =========      ==========

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LINE OF BUSINESS

The Company is primarily engaged in the production and sale of soil enhancement products of the agricultural community. In 2001 the Company suspended its sole soil and water remediation business and sold its book of business. The sale is recognized in the year ended June 30, 2001.

REVENUE RECOGNITION

Revenue is recognized from the soil enhancement products upon sale and shipment, or if the sale includes installation, upon completion of the installation process. During the year ended June 30, 2001, for the discontinued operations of the soil remediation segment products revenue is recognized upon completion of the processing cycle and freight upon shipment by the independent trucking company or upon completion of the services and is fully earned.


ACCOUNTS RECEIVABLE

The  Company  provides   allowances  against  accounts  receivable  to  maintain
sufficient reserves to cover anticipated losses.

INVENTORY

Inventory is stated at the lower of cost or market, generally being determined on a first-in, first-out basis. Inventory consists of materials sold as finished products and raw materials blended for sale by the agricultural division.

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

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

IMPAIRMENT OF LONG-LIVED ASSETS

During the year ended June 30, 2002, the Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") issued in October, 2001. SFAS 144 requires that entities report discontinued operations separately from continuing operations and that long-lived assets to be disposed of be valued at their fair value which is net of cost of disposal.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard which becomes effective for the Company on July 1, 2002; however, at June 30, 2002 the Company only has patent rights which are being amortized over the term of the patent. The impact of implementation of SFAS No. 142 is not expected to be material.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the years ended June 30, 2002 and 2001 is $45,013 and $111,560 respectively.

Property plant and equipment consist of the following:

                                                      June 30,        June 30,
                                                        2001            2001
                                                      --------        --------

Production equipment                                  $  3,221      $   902,744
Office equipment, furniture and fixtures                29,100           70,474
Vehicles                                                    --           95,873
Leasehold improvements                                      --          528,793
                                                      --------      -----------
                                                        32,321        1,597,884
   Less accumulated depreciation and amortization       (4,738)      (1,023,978)
                                                      --------      -----------

                                                      $ 27,583      $   576,906
                                                      ========      ===========

Amortization of capitalized patent costs were $39,954 and $39,954 for June 30, 2002 and 2001, respectively.

 NOTE 5 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10 percent per annum. Each debenture is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the third and fourth calendar quarters of 2002. All of the debentures were subscribed and at June 30, 2002 and 2001 the outstanding balances of the debt was $825,000 and $1,075,000, respectively. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and during 2002 the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At June 30, 2002 debentures consisted of $575,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $250,000 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,233,333 shares. Interest expense for the year ended June 30, 2002 and 2001 was $112,705 and $118,572, respectively.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Company has various operating lease obligations which require monthly payments. During the years ended June 30, 2002 and 2001 the aggregate lease payments were $71,719 and $325,474, respectively.

During the year ended June 30, 2001, the Company has terminated the lease on its soil remediation plant site, sold it book of business in the area and removed the equipment to a storage facility pending its decision on disposition. The Company, subsequent to June 30, 2001, decided to dispose of this segment of its business as discussed in Note 2.

In conjunction with the lease of the land associated with the operating facilities, the Company was obligated to remediate the property to its original condition. The Company has remediated the property to governmental standards and received a final release on the property in October 2001.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

At June 30, 2002 and 2001, the Company has approximately $8,410,000 and $6,378,000 of net operating losses available to offset future federal income tax liability and $2,109,000 and 1,551,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences. For financial purposes, a valuation allowance of $779,000 has been recognized to offset the deferred tax assets related to the federal and state losses recorded for the year ended June 30, 2002.

Management of the Company reviewed recent operating results and projected future operating results. At the end of each year, management determined that substantially all of the net deferred income tax assets would be realized.
During the year ended June 30, 2002, the Company increased its valuation allowance due to disposition of a significant segment of its business and historical operating losses. The amounts of net deferred income tax assets were not adjusted for 2001. The amount of the net deferred tax asset considered realizable could be further reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The components of deferred tax assets and liabilities are as follows:

                                                   June 30,           June 30,
                                                     2002               2001
                                                  -----------        -----------
Tax effects of carryforward benefits:
  Net operating loss carryforwards                $ 3,085,000        $ 2,346,000
                                                  -----------        -----------
Net deferred income tax assets before:
  valuation allowance                               3,085,000          2,346,000
Less valuation allowance                             (779,000)         2,346,000
                                                  -----------        -----------
Net deferred tax asset                            $ 2,306,000        $ 2,346,000
                                                  ===========        ===========

Income tax benefits for the years ended June 30, 2002 and 2001 include the following components:

                                                     June 30,          June 30,
                                                      2002              2001
                                                    ---------         ---------
Income Taxes:
   Federal                                          $ 690,000         $ 327,000
   State, net                                          49,000            (3,000)
                                                    ---------         ---------
Total                                                 739,000           324,000
Valuation reserve                                    (779,000)               --
                                                    ---------         ---------
Total income tax benefit or (provision)             $ (40,000)        $ 324,000
                                                    =========         =========

The reconciliation of income tax computed at statutory rates of income tax benefit (provision) is as follows:

                                                     June 30,          June 30,
                                                      2002              2001
                                                    ---------         ---------

Statutory rate                                         34.0%             34.0%
State income tax rate, net                              2.4              (0.3)
Valuation reserve                                     (38.4)               --
                                                      -----             -----
                                                       (2.0)%            33.7%
                                                      =====             =====

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (continued)

Tax effects are based on a 34.0% federal income tax rate and an 8.84% on 50% of the net operating loss recognized for state income tax purposes. The provisions for state income tax benefit have been reduced by the expiration of state tax benefits of $40,000 and $45,000 for the years ended June 30, 2002 and 2001. The realized net operating losses expire over the next 20 years for federal and five years for state income tax purposes, as follows:

                               Federal                 State
       Expiration              Amount                  Amount
       ----------              ------                  ------
         2003                       --               $  255,000
         2004                       --                   78,000
         2005                       --                  279,000
         2006                       --                  481,000
         2007                       --                1,016,000
         2008               $  130,000                       --
         2009                1,074,000                       --
         2010                1,058,000                       --
         2011                1,016,000                       --
         2012                  915,000                       --
         2018                  510,000                       --
         2019                  156,000                       --
         2020                  558,000                       --
         2021                  961,000                       --
         2022                2,026,000                       --
                            ----------               ----------
         Total              $8,404,000               $2,109,000
                            ==========               ==========

NOTE 8 - COMMON STOCK

The Company has 25,000,000 shares authorized. At June 30, 2002, the Company has 9,285,782 shares of $0.001 par value common stock outstanding. During the year ended June 30, 2002, the Company issued 237,197 shares of common stock for services.

NOTE 9 - STOCK OPTION PLAN

The Company initiated a stock option plan during the year ended June 30, 2001 under which the Company could grant up to one million options. Under the plan all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants the market price of the stock was $3.75, therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of the grant subject to cancellation upon termination of employment. During the year ended June 2002 the Company issued an additional 340,000 options to purchase 340,000 shares at a price of $0.50 per share. No options have been exercised. Subsequent to June 30, 2002, all outstanding options have been surrendered by the holders and cancelled by the Company.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of June 30, 2002 and 2001, the weighted average number of shares outstanding was 9,149,154 and 8,889,307, respectively. The outstanding stock options are anti-dilutive and there were no other dilutive items outstanding; therefore, basic and diluted loss per share are the same.

NOTE 11 - SELECTED QUARTERLY DATA (UNAUDITED)

                                                 First        Second         Third        Fourth
                                                Quarter       Quarter       Quarter       Quarter        Total
                                                -------       -------       -------       -------        -----
YEAR ENDED JUNE 30, 2002
Revenues                                      $    2,995    $      266    $   17,797    $  181,323    $   203,450
Gross income (loss)                              (35,066)       16,121       (94,241)      125,623         12,437
Sales and administrative costs                   201,684       299,278       261,767       363,975      1,126,704
                                              ----------    ----------    ----------    ----------    -----------

Loss from continuing operations                 (236,750)     (283,157)     (356,008)     (278,352)    (1,154,267)
                                              ----------    ----------    ----------    ----------    -----------
Discontinued operations:
  Loss from operations                          (119,350)      (77,591)     (172,660)     (166,334)      (535,935)

  Gain (loss) on disposal of assets                   --            --      (420,875)       79,164       (341,711)
                                              ----------    ----------    ----------    ----------    -----------
Net Loss                                      $ (356,100)   $ (360,748)   $ (949,543)   $ (365,522)   $(2,031,913)
                                              ==========    ==========    ==========    ==========    ===========
Per Share:
  Loss from continuing operations             $    (0.03)   $    (0.03)   $    (0.04)   $    (0.03)
  Loss(income) from discontinued operations        (0.01)        (0.01)        (0.06)        (0.01)
                                              ----------    ----------    ----------    ----------
Net Loss                                      $    (0.04)   $    (0.04)   $    (0.10)   $    (0.04)
                                              ==========    ==========    ==========    ==========
Weighted average shares outstanding            9,071,585     9,083,585     9,184,892     9,258,782
                                              ==========    ==========    ==========    ==========

YEAR ENDED JUNE 30, 2001
Revenues                                      $   15,188    $    9,575    $  106,183    $  (50,514)   $   80,432
Gross income (loss)                              (15,765)        8,259        88,477      (276,836)     (195,865)
Sales and administrative costs                    70,640       437,996       172,168       406,078     1,086,882
                                              ----------    ----------    ----------    ----------    ----------

Income (loss) from continuing operations         (51,947)     (259,195)       29,735      (568,141)     (849,548)
                                              ----------    ----------    ----------    ----------    ----------
Discontinued operations
  Loss from operations                          (199,925)      (30,161)     (157,371)      (43,205)     (430,662)

  Gain (loss) on disposal of assets                   --            --            --       643,028       643,028
                                              ----------    ----------    ----------    ----------    ----------
Net Loss                                      $ (251,872)   $ (289,356)   $ (127,636)   $   31,682    $ (637,182)
                                              ==========    ==========    ==========    ==========    ==========
Per Share:
  Loss from continuing operations             $    (0.01)   $    (0.03)   $       --    $    (0.07)
  Loss(income) from discontinued operations        (0.02)           --         (0.01)         0.07
                                              ----------    ----------    ----------    ----------
Net Loss                                      $    (0.03)   $    (0.03)   $    (0.01)   $       --
                                              ==========    ==========    ==========    ==========
Weighted average shares outstanding            8,730,431     8,730,431     8,872,865     8,996,585
                                              ==========    ==========    ==========    ==========