Form 10QSB
period 2002-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2002-11-13
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2002, the number of shares of Common Stock issued and outstanding was 9,258,782.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                        AMERICAN SOIL TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheet - September 30, 2002                                   1

        Statements of Operations - For the three months ended
        September 30, 2002 and 2001                                          2

        Statements of Stockholders' Equity - For the three months
        ended September 30, 2002 and 2001                                    3

        Statements of Cash Flow - For the three months ended
        September 30, 2002 and 2001                                          4

        Notes to Financial Statements                                        5

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                                11

Item 3. Internal Controls 14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   15
Item 2. Changes in Securities                                               15
Item 3. Defaults Upon Senior Securities                                     15
Item 4. Submission of Matters to a Vote of Security Holders                 15
Item 5. Other Information                                                   15
Item 6. Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                 Balance Sheets
                                   (unaudited)

                                                                   September 30,
                                                                       2002
                                                                   -------------
                                     ASSETS
CURRENT  ASSETS
  Cash and cash equivalents                                        $    50,750
  Accounts and notes receivable                                         24,561
  Receivables from affiliates and employees                             71,844
  Deposits and prepaid expenses                                         25,000
  Inventory                                                             81,247
                                                                   -----------
       TOTAL CURRENT ASSETS                                            253,402

Property, plant and equipment, net of
 accumulated depreciation                                               27,779
Patents, net of amortization                                           569,343
Deferred income tax asset                                            2,306,000
Other assets                                                             6,010
                                                                   -----------
       TOTAL  ASSETS                                               $ 3,162,535
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts  payable                                                $    84,331
  Accrued expenses                                                      15,261
  Debentures payable                                                   825,000
                                                                   -----------
       TOTAL CURRENT LIABILITIES                                       924,592
                                                                   -----------

Notes payable affiliate                                              1,702,501
                                                                   -----------
       TOTAL  LIABILITIES                                            2,627,093
                                                                   -----------

STOCKHOLDERS' EQUITY
  Common Stock                                                           9,259
  Additional paid-In capital                                         7,125,859
  Retained earnings (deficit)                                       (6,599,676)
                                                                   -----------
       TOTAL  STOCKHOLDERS' EQUITY                                     535,442
                                                                   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 3,162,535
                                                                   ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                   For the three months ended
                                                         September 30,
                                                  -----------------------------
                                                      2002              2001
                                                  -----------       -----------

Revenue                                           $    30,781       $     2,995

Cost of sales                                          13,240            60,395
                                                  -----------       -----------

GROSS PROFIT (LOSS)                                    17,541           (57,400)

Sales & marketing costs                                 9,377             1,631
Depreciation and amortization                          11,198             2,008
General & administrative costs                        282,597           131,304
Interest expense                                       37,413            35,042
Research and development                               33,713             9,469
                                                  -----------       -----------
SALES AND ADMINISTRATIVE COSTS                        374,298           179,454
                                                  -----------       -----------

Operating loss                                       (356,757)         (236,854)
                                                  -----------       -----------

Interest income                                           139               104
Gain on disposition of assets                             737                --
                                                  -----------       -----------

Loss before income tax provision                     (355,881)         (236,750)
Income tax credit                                          --                --
                                                  -----------       -----------

Loss from continuing operations                      (355,881)         (236,750)
                                                  -----------       -----------
Discontinued operations:
  Loss from discontinued operations                        --          (119,350)
  Gain (loss) on disposal of assets, net               36,190                --
                                                  -----------       -----------

NET (LOSS)                                        $  (319,691)      $  (356,100)
                                                  ===========       ===========
Basic loss per share:
  Loss from continuing operations                 $     (0.04)      $     (0.03)
                                                  ===========       ===========
  Net loss                                        $     (0.03)      $     (0.04)
                                                  ===========       ===========

Weighted average shares outstanding                 9,258,782         9,071,585
                                                  ===========       ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                                   (unaudited)

                                         Common Stock          Additional
                                     ----------------------      Paid-in      Accumulated
                                     Shares          Amount      Capital        Deficit          Total
                                     ------          ------      -------        -------          -----
Balance at July 30, 2001            9,021,585     $  9,022     $ 7,014,378    $(4,248,072)    $ 2,775,328

Net loss                                                                         (356,100)       (356,100)
                                  -----------     --------     -----------    -----------     -----------

Balance at  September 30, 2001      9,021,585     $  9,022     $ 7,014,378    $(4,604,172)    $ 2,419,228
                                  ===========     ========     ===========    ===========     ===========

Balance at July 30, 2002            9,258,782     $  9,259     $ 7,125,859    $(6,279,985)    $   855,133

Net loss                                                                         (319,691)       (319,691)
                                  -----------     --------     -----------    -----------     -----------

Balance at  September 30, 2002      9,258,782     $  9,259     $ 7,125,859    $(6,599,676)    $   535,442
                                  ===========     ========     ===========    ===========     ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statement of Cash Flow
                                   (unaudited)

                                                     For the three months ended
                                                           September 30,
                                                     --------------------------
                                                       2002             2001
                                                     ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                           $(319,691)       $(356,100)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Amortization and depreciation                       11,198           37,879
    Gain on sale of assets, net                        (36,927)              --
  Change in assets and liabilities:
    Accounts receivable                                 81,031           32,731
    Deposits and prepaid expenses                           --          (11,556)
    Inventory                                            4,266             (228)
    Other assets                                         7,738               --
    Accounts payable                                    46,244          (25,004)
    Accrued expenses                                     7,899              (16)
                                                     ---------        ---------
Net Cash Flow Used by Operating Activities            (198,242)        (322,294)
                                                     ---------        ---------
CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant & equipment               (2,318)          (1,567)
  Proceeds from sale of assets                          66,499               --
                                                     ---------        ---------
Total Cash Flow Used by investing activities            64,181           (1,567)
                                                     ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Loan repayments
  Proceeds from notes payable                            8,990
  Net borrowings on notes payable affiliates           213,501          285,000
                                                     ---------        ---------
Total Cash Flow from Financing Activities              213,501          293,990
                                                     ---------        ---------

Net change in cash                                       7,596          (29,871)
Cash at Beginning of Period                             43,155           36,412
                                                     ---------        ---------
Cash at End of Period                                $  50,750        $   6,541
                                                     =========        =========
Supplemental disclosure of cash flow information:
Cash payments during the period for:
  Interest                                           $  28,614        $  35,042
                                                     =========        =========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

The unaudited financial statements included herein were prepared from the records of the Company and transactions in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2002. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB.

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For the quarter ended September 30, 2001, certain amounts have been reclassified to conform to the current presentation and the discontinued operations.

NOTE 1 - THE COMPANY

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") is incorporated in Nevada and has operated since September 22, 1993. Until January 1, 2000 the Company operated as Soil Wash Technologies, Inc.

GOING-CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,599,676 and has a deficit in working capital of approximately $671,190 as of September 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended June 30, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern.

DISCONTINUED OPERATIONS

In June 2001, the Company sold its book of business for soil remediation in San Diego, California. In May 2002, the Company decided to not pursue relocation and startup of a new location. In connection with the discontinuance of this segment of the business, the Company realized an operating loss of $119,350 for the three months ended September 30, 2001. During the three months ended September 30, 2002, the Company sold some of the assets held for sale and realized a gain of $36,190. The Company has recognized this income after the cost recovery of the carrying basis of the assets held for sale. Some assets remain held for sale and additional sales, if any, will result in additional gain on disposition of assets. The disposition of the soil remediation operations represented the disposal of a business segment under SFAS 144 Accounting for Impairment or Disposal of Long-lived Assets. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

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

LINE OF BUSINESS

The Company is primarily engaged in the production and sale of soil enhancement products for the agricultural community and prior to June 30, 2001 the non-hazardous soil and water remediation for commercial business.

REVENUE RECOGNITION

Revenue is recognized from the soil enhancement products upon sale and shipment, or if the sale includes installation, upon completion of the installation process.

ACCOUNTS RECEIVABLE

The Company provides allowances against accounts receivable to maintain sufficient reserves to cover anticipated losses.

INVENTORY

Inventory is stated at the lower of cost or market, generally being determined on a first-in, first-out basis. Inventory consists of agricultural finished products and raw materials held for sale.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard which becomes effective for the Company on July 1, 2002; however, at September 30, 2001, the Company has patent rights which are being amortized over the term of the patent. The impact of implementation of SFAS No. 142 is not expected to be material.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the three months ended September 30, 2002 and 2001 is $1,209 and $27,890, respectively.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS (continued)

Property plant and equipment consist of the following:

                                                 September 30,    September 30,
                                                    2002              2001
                                                -------------     -------------
    Production equipment                          $  2,452        $   902,744
    Office equipment, furniture and fixtures        30,768             72,041
    Vehicles                                            --             95,873
    Leasehold improvements                              --            528,793
                                                  --------        -----------
                                                    33,220          1,599,451
       Less accumulated depreciation and
        amortization                                (5,441)        (1,051,868)
                                                  --------        -----------

                                                  $ 27,779        $   547,583
                                                  ========        ===========

Amortization of capitalized patent costs since acquisition were $9,989 and $9,989 for September 30, 2002 and 2001, respectively.

NOTE 4 - CONVERTIBLE DEBENTURES

The debentures mature in the fourth calendar quarter of 2002 and first calendar quarter of 2003. All of the debentures were subscribed and at September 30, 2002 and 2001 the outstanding balances of the debt was $825,000 and $1,050,000, respectively. $575,000 of the debentures bear interest at 8.0% per annum and are convertible at a rate of $.050 per share and $250,000 of the debentures bear interest at 10% per annum and are convertible at a rate of $3.00 per share. If all of the remaining debentures are converted, the Company would issue an additional 1,233,333 shares. Interest expense for the quarter ended September 30, 2002 and 2001 was $17,750 and $27,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan payable to a company in which a major shareholder of the Company owns a substantial interest. The loan is due on demand, subject to such demand not interfering with the operations and needs of the Company. The interest rate is the prime rate charged the lender by its bank. During the quarter ended September 30, 2002 and 2001 interest paid was $19,629 and $7,704, respectively.

NOTE 6 - INCOME TAXES

At September 30, 2002 and 2001, the Company has approximately $8,724,000 and $6,484,000 of net operating losses available to offset future federal income tax liability and $2,429,000 and $1,601,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences. For financial purposes, a valuation allowance of $122,000 and $121,000 has been recognized to offset the deferred tax assets related to federal and state losses recorded for the quarter ended September 30, 2002 and 2001.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 6 - INCOME TAXES (continued)

The components of deferred tax assets and liabilities are as follows:

                                               September 30,     September 30,
                                                    2002              2001
                                                -----------       -----------
     Tax effects of carryforward benefits:
       Net operating loss carryforwards         $ 3,167,000       $ 2,467,000
                                                -----------       -----------
     Net deferred income tax assets before
      valuation allowance                         3,167,000         2,467,000
     Less valuation allowance                      (901,000)         (161,000)
                                                -----------       -----------
     Net deferred tax asset                     $ 2,306,000       $ 2,306,000
                                                ===========       ===========

Income tax benefits for the quarters ended September 30, 2002 and 2001 include the following components:

                                               September 30,     September 30,
                                                    2002              2001
                                                -----------       -----------

     Income Taxes:
       Federal                                   $ 108,000         $ 115,400
       State                                        14,000             5,600
                                                 ---------         ---------
     Total income tax benefit                      122,000           121,000
     Valuation allowance                          (122,000)         (121,000)
                                                 ---------         ---------
          Total income tax benefit (provision)   $      --         $      --
                                                 =========         =========

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

                                Federal               State
     Expiration                  Amount               Amount
     ----------                  ------               ------
         2003                 $       --            $  255,000
         2004                         --                78,000
         2005                         --               279,000
         2006                         --               481,000
         2007                         --             1,016,000
         2008                    130,000               160,000
         2009                  1,074,000                    --
         2010                  1,058,000                    --
         2011                  1,016,000                    --
         2012                    915,000                    --
         2018                    510,000                    --
         2019                    156,000                    --
         2020                    558,000                    --
         2021                    961,000                    --
         2022                  2,026,000                    --
          2023                   320,000                    --
                              ----------            ----------
        Total                 $8,724,000            $2,269,000
                              ==========            ==========

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 6 - INCOME TAXES (continued)

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2023; therefore, no valuation reserve has been provided for this against the asset.

NOTE 7 - COMMON STOCK

At September 30, 2002 and 2001, the Company has 9,258,782 and 9,021,585 shares outstanding, respectively. The Company has 25,000,000 shares of $0.001 par value authorized.

NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of September 30, 2002 and 2001, the weighted average number of shares outstanding was 9,258,782 and 9,071,585, respectively. There were no dilutive items outstanding; therefore, basic and diluted loss per share are the same.

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                          Three Months Ended  Three Months Ended
                                          September 30, 2002  September 30, 2001
                                             (unaudited)         (unaudited)
                                          ------------------  ------------------
Statement of Operations Data:
Revenue                                     $    30,781          $     2,995
Loss from Continuing Operations             $  (355,881)         $  (236,750)
Income (Loss) from Discontinued Operations  $    36,190          $  (119,350)
(Net Loss)                                  $  (319,691)         $  (356,100)
(Continuing Operations Loss) Per Share      $     (0.04)         $     (0.03)
(Discontinue Operations Loss) Per Share     $      0.01          $     (0.01)
(Net Loss) Per Share                        $     (0.03)         $     (0.04)
Balance Sheet Data:
Current Assets                              $   253,402          $   941,943
Total Property & Equipment, Net             $    27,779          $   547,583
Patents, Net                                $   569,343          $   609,297
Deferred Tax Asset                          $ 2,603,000          $ 2,603,000
Total Assets                                $ 3,162,535          $ 4,568,836
Total Current Liabilities                   $   924,592          $ 1,145,871
Accumulated Deficit                         $(6,599,676)         $(4,483,172)
Stockholders Equity                         $   535,442          $ 2,540,228

THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

REVENUES

Revenues from continuing operations for the three months ended September 30, 2002 were $30,781 compared to $2,995 for the same period in 2001. At June 30, 2001, the Company ceased operation of its soil wash division. Accordingly, results of this segment of the business have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

COST OF SALES

Cost of goods sold decreased from $60,395 for the three months ended September 30, 2001 to $13,240 for the three months ended September 30, 2002, due to the sale of the Company's Soil Wash division operations.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses increased 108% over the same period in 2001. These increases are due to interest charges, more research and development expenses and development of the sales base. On an annual basis, the Company expects that costs will increase based on three quarters of operating under our new distribution agreements but these relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations is experienced in that the Company has more products and two distinct markets to administer, agriculture and turf. It is also anticipated that costs associated with public companies will increase. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures and other debt of the Company.

INCOME TAXES

The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carry forward and therefore reduced cash outlay for taxes in future periods. For the current year, the Company recorded a valuation reserve of $122,000 to fully reduce the tax benefit for this year. With the disposition of a major segment of the business, the Company believes that deferral of the recognition of any additional benefit of the net operating loss carryforward until its remaining revenue sources are determined to be sufficient to generate income to offset the already recorded benefit.

NET LOSS

The Company experienced a net loss of $(319,691) for the three months ended September 30, 2002 as compared to a net loss of $(356,100) for the three months ended September 30, 2001, for the reasons detailed above, including: (1) increase in operating costs, (2) the 2001 loss from discontinued operations of $(119,350), (3) gain for the 2002 quarter from disposition of assets held for disposition of $36,190 and (4) adjustment of inventory in the 2001 quarter. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products increased from $2,995 for the three months ended September 30, 2001 to $30,781 for the three months ended September 30, 2002. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $50,750 and $6,541 at September 30, 2002 and 2001, respectively. Net cash used by operations was $270,086 for the period ended September 30, 2002 compared to net cash used by operations of $355,025 for the comparable period ended September 30, 2001.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at September 30, 2002 and 2001 the outstanding balances of the debt was $825,000 and $1,075,000, respectively. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and during 2002 the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At September 30, 2002 debentures consisted of $575,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $250,000 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,233,333 shares. Interest expense for the period ended September 30, 2002 and 2001 was $17,750 and $27,099, respectively.

The Company has a deficit in working capital (current assets less current liabilities) of $611,190 as of September 30, 2002 compared to working capital deficit of $203,928 as of September 30, 2001. This deficit is due primarily to the current payable status of the debentures which is $825,000.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,599,676 and has a deficit in working capital as of September 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. To date, the Company has financed its operations principally through the sales activities of the Soil Wash division and the placement of convertible debentures. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

ITEM 3. CONTROLS AND PROCEDURES

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 26, 2002, the Company entered into a Distributorship Agreement with Gigot Agra Services of Garden City, Kansas to distribute its products in a 300-mile radius from Garden City. The Agreement has an effective date of August 15, 2002.

On October 11, 2002, the Company entered into a Distributorship Agreement for Turf and Lawn Care with X-Treme Green Landcare of West Hills, California.

On September 4, 2001 the Company announced that it intended to enter into an exclusive distribution agreement for an injection machine developed by Lynn Steadman. The Company will not proceed with its attempts to enter into said exclusive distribution agreement.

6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

         No.                             Title
         ---                             -----
       10.14 Distribution Agreement with Gigot Agra Services effective date August 15, 2002.

       10.15 Distribution Agreement with X-Treme Green Landcare dated October 11, 2002.

       99.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2. Reports on Form 8-K filed: None.

                                   SIGNATURES

       In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 12, 2002        AMERICAN SOIL TECHNOLOGIES, INC.


                                    /s/ Carl P. Ranno
                                    ---------------------------------------
                                By:  Carl P. Ranno
                                Its: President, Chief Executive Officer
                                     (Principal Executive Officer)


                                             /s/ Ken Lew
                                    ---------------------------------------
                                By:  Ken Lew
                                Its: Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)