Form 10QSB/A
period 2002-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2002-12-03
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                                   (unaudited)

                                         Common Stock          Additional
                                     ----------------------      Paid-in      Accumulated
                                     Shares          Amount      Capital        Deficit          Total
                                     ------          ------      -------        -------          -----
Balance at June 30, 2001            9,021,585     $  9,022     $ 7,014,378    $(4,248,072)    $ 2,775,328

Net loss                                                                         (356,100)       (356,100)
                                  -----------     --------     -----------    -----------     -----------

Balance at September 30, 2001       9,021,585     $  9,022     $ 7,014,378    $(4,604,172)    $ 2,419,228
                                  ===========     ========     ===========    ===========     ===========

Balance at June 30, 2002            9,258,782     $  9,259     $ 7,125,859    $(6,279,985)    $   855,133

Net loss                                                                         (319,691)       (319,691)
                                  -----------     --------     -----------    -----------     -----------

Balance at September 30, 2002       9,258,782     $  9,259     $ 7,125,859    $(6,599,676)    $   535,442
                                  ===========     ========     ===========    ===========     ===========

See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statement of Cash Flow
                                   (unaudited)

                                                     For the three months ended
                                                           September 30,
                                                     --------------------------
                                                       2002             2001
                                                     ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                           $(319,691)       $(356,100)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Amortization and depreciation                       11,198           37,879
    Gain on sale of assets, net                        (36,927)              --
  Change in assets and liabilities:
    Accounts receivable                                  9,187           32,731
    Deposits and prepaid expenses                           --          (11,556)
    Inventory                                            4,266             (228)
    Other assets                                         7,738               --
    Accounts payable                                    46,244          (25,004)
    Accrued expenses                                     7,899              (16)
                                                     ---------        ---------
Net Cash Flow Used by Operating Activities            (270,086)        (322,294)
                                                     ---------        ---------
CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of property, plant & equipment               (2,318)          (1,567)
  Proceeds from sale of assets                          66,499               --
                                                     ---------        ---------
Total Cash Flow Used by investing activities            64,181           (1,567)
                                                     ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Loan repayments
  Proceeds from notes payable                            8,990
  Net borrowings on notes payable affiliates           213,501          285,000
                                                     ---------        ---------
Total Cash Flow from Financing Activities              213,501          293,990
                                                     ---------        ---------

Net change in cash                                       7,596          (29,871)
Cash at Beginning of Period                             43,155           36,412
                                                     ---------        ---------
Cash at End of Period                                $  50,750        $   6,541
                                                     =========        =========
Supplemental disclosure of cash flow information:
Cash payments during the period for:
  Interest                                           $  28,614        $  35,042
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

6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

         No.                             Title
         ---                             -----
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

DATED: December 3, 2002         AMERICAN SOIL TECHNOLOGIES, INC.


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