Form 10QSB
period 2002-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2003-02-19
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                       Commission File Number: 000-22855


                        AMERICAN SOIL TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


           Nevada                                         95-4780218
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 17, 2003, the number of shares of Common Stock issued and outstanding was 9,258,782.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements (Unaudited)                                 2

         Balance Sheet -December 31, 2002                                 2

         Statements of Operations - For the six months and three
         months ended December 31, 2002 and 2001                          3

         Statements of Stockholders' Equity - For the six months
         ended December 31, 2002 and 2001                                 4

         Statements of Cash Flow - For the six months and three
         Months ended December 31, 2002 and 2001                          5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                            12
Item 3.  Internal Controls                                               16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               16
Item 2.  Changes in Securities                                           16
Item 3.  Defaults Upon Senior Securities                                 16
Item 4.  Submission of Matters to a Vote of Security Holders             16
Item 5.  Other Information                                               17
Item 6.  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                               18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                 Balance Sheets
                                   (unaudited)
                                                                    December 31,
                                                                       2002
                                                                    -----------
ASSETS
CURRENT  ASSETS
  Cash and cash equivalents                                         $    19,308
  Accounts and notes receivable                                          39,849
  Receivables from affiliates and employees                              71,556
  Deposits and prepaid expenses                                         130,627
  Inventory                                                              80,086
                                                                    -----------
       TOTAL CURRENT ASSETS                                             341,426

Property, plant and equipment, net of
 accumulated depreciation                                                27,380
Patents, net of amortization                                            559,355
Deferred income tax asset                                             2,306,000
Other assets                                                              6,010
                                                                    -----------
        TOTAL  ASSETS                                               $ 3,240,171
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES
  Accounts  payable                                                 $    96,798
  Accrued expenses                                                        6,953
  Debentures payable                                                    825,000
                                                                    -----------
       TOTAL CURRENT LIABILITIES                                        928,751
                                                                    -----------

Notes payable affiliate                                               2,073,349
                                                                    -----------
       TOTAL  LIABILITIES                                             3,002,100
                                                                    -----------

STOCKHOLDERS' EQUITY
  Common Stock                                                            9,259
  Additional paid-In capital                                          7,125,859
  Retained earnings (deficit)                                        (6,897,047)
                                                                    -----------
     TOTAL  STOCKHOLDERS' EQUITY                                        238,071
                                                                    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 3,240,171
                                                                    ===========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                             For the six months ended         For the three months ended
                                                   December 31,                       December 31,
                                           -----------------------------     -----------------------------
                                              2002              2001            2002               2001
                                           -----------       -----------     -----------       -----------
Revenue                                    $    59,280       $     3,261     $    28,499       $       266

Cost of sales                                   28,817            31,477          15,577             6,399
                                           -----------       -----------     -----------       -----------

GROSS PROFIT (LOSS)                             30,463           (28,216)         12,922            (6,133)

Sales & marketing costs                         38,008             7,634          28,631             6,003
Depreciation and amortization                   22,396            23,992          11,198            11,996
General & administrative costs                 508,128           363,083         225,531           206,554
Interest expense                                76,400            78,939          38,987            43,897
Research and development                        67,247            18,043          33,534             8,574
                                           -----------       -----------     -----------       -----------
     SALES AND ADMINISTRATIVE COSTS            712,179           491,691         337,881           277,024

Operating loss                                (681,716)         (519,907)       (324,959)         (283,157)

Interest income                                    174                --              35                --

Gain on disposition of assets                      737                --              --                --
                                           -----------       -----------     -----------       -----------

Loss before income tax provision              (680,805)         (519,907)       (324,924)         (283,157)

Income tax credit                                   --                --              --                --
                                           -----------       -----------     -----------       -----------

Loss from continuing operations               (680,805)         (519,907)       (324,924)         (283,157)

Discontinued operations:
  Loss from discontinued operations                 --          (196,941)             --           (77,591)
  Gain (loss) on disposal of assets, net        63,743                --          27,553                --
                                           -----------       -----------     -----------       -----------

NET (LOSS)                                 $  (617,062)      $  (716,848)    $  (297,371)      $  (360,748)
                                           ===========       ===========     ===========       ===========

Basic loss per share:
  Loss from continuing operations          $     (0.07)      $     (0.06)    $     (0.03)      $     (0.03)
                                           ===========       ===========     ===========       ===========
  Net loss                                 $     (0.06)      $     (0.08)    $     (0.03)      $     (0.04)
                                           ===========       ===========     ===========       ===========

Weighted average shares outstanding          9,258,782         9,071,652       9,258,782         9,083,585
                                           ===========       ===========     ===========       ===========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                                   (unaudited)

                                        Common Stock          Additional
                                    --------------------        Paid-in       Accumulated
                                    Shares        Amount        Capital         Deficit          Total
                                    ------        ------        -------         -------          -----
Balance at July 1, 2001            9,021,585      $ 9,022      $7,014,378     ($4,248,072)     $2,775,328

Net loss                                                                         (716,848)       (716,848)
                                  ----------      -------      ----------     -----------      ----------

Balance at  December 31, 2001      9,021,585      $ 9,022      $7,014,378     ($4,964,920)     $2,058,480
                                  ==========      =======      ==========     ===========      ==========

Balance at July 1, 2002            9,258,782      $ 9,259      $7,125,859     ($6,279,985)     $  855,133

Net loss                                                                         (617,062)       (617,062)
                                  ----------      -------      ----------     -----------      ----------

Balance at  December 31, 2002      9,258,782      $ 9,259      $7,125,859     ($6,897,047)     $  238,071
                                  ==========      =======      ==========     ===========      ==========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                             Statement of Cash Flow
                                   (unaudited)

                                                      For the six months ended     For the three months ended
                                                             December 31,                  December 31,
                                                     --------------------------    --------------------------
                                                        2002           2001           2002            2001
                                                     -----------    -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                              $(617,062)     $(716,848)     $(297,371)     $(360,748)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Amortization and depreciation                          22,396         75,757         11,198         37,878
  Gain on sale of assets, net                           (64,480)            --        (27,553)
Change in assets and liabilities:
  Accounts receivable                                    (5,812)        36,441        (14,999)         3,710
  Deposits and prepaid expenses                        (105,627)            --       (105,627)        11,556
  Inventory                                               5,427             --          1,161
  Other assets                                            7,738           (274)            --            (46)
  Accounts payable                                       58,711        (28,579)        12,467         (3,575)
  Accrued expenses                                         (409)            (1)        (8,308)            15
                                                      ---------      ---------      ---------      ---------
Net Cash Flow Used by Operating Activities             (699,118)      (633,504)      (429,032)      (311,210)
                                                      ---------      ---------      ---------      ---------
CASH FLOW USED BY INVESTING ACTIVITIES:
  Addition of plant & equipment                          (2,218)        (1,567)
  Disposition of property and equipment                      --         12,000            101         12,000
  Proceeds from sale of assets                           93,140             --         26,641             --
                                                      ---------      ---------      ---------      ---------
Total Cash Flow Provided/(Used) by investing
 activities                                              90,922         10,433         26,742         12,000
                                                      ---------      ---------      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Loan repayments
  Proceeds from notes payable                                --        588,000             --        303,000
  Net borrowings on notes payable affiliates            584,349          3,434        370,848         (5,556)
                                                      ---------      ---------      ---------      ---------
Total Cash Flow from Financing Activities               584,349        591,434        370,848        297,444
                                                      ---------      ---------      ---------      ---------

Net change in cash                                      (23,847)       (31,637)       (31,442)        (1,766)

Cash at Beginning of Period                              43,155         36,412         50,750          6,541
                                                      ---------      ---------      ---------      ---------
Cash at End of Period                                 $  19,308      $   4,775      $  19,308      $   4,775
                                                      =========      =========      =========      =========
Supplemental disclosure of cash flow information:
  Cash payments during the period for:
   Interest                                           $  76,400      $  78,939      $  38,987      $  43,897
                                                      =========      =========      =========      =========

             See accompanying notes to these financial statements.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
      For the six months and three months ended December 31, 2002 and 2001
                                   (Unaudited)


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

The results of operations for the six months and three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For the quarter ended December 31, 2001, certain amounts have been reclassified to conform to the current presentation and the discontinued operations.

The Board of Directors resolved to change the Company's year end from June 30 to December 31, effective as of December 31, 2003. Therefore, the Company intends to file its Form 10-KSB with the SEC for the June 30, 2003 year end, the September 30, 2003 Form 10-QSB and the transitional Form 10-KSB for the period ended December 31, 2003 within the prescribed time periods.

NOTE 1 - THE COMPANY

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") is incorporated in Nevada and has operated since September 22, 1993. Until January 1, 2000 the Company operated as Soil Wash Technologies, Inc.

GOING-CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,897,047 and has a deficit in working capital of approximately $587,325 as of December 31, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended June 30, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern.

DISCONTINUED OPERATIONS

In June 2001, the Company sold its book of business for soil remediation in San Diego, California. In May 2002, the Company decided to not pursue relocation and startup of a new location. In connection with the discontinuance of this segment of the business, the Company realized an operating loss of $119,350 for the three months ended September 30, 2001. During the six months ended December 31, 2002, the Company sold substantially all of the assets held for sale and realized a gain of $63,743. The Company has recognized this income after the cost recovery of the carrying basis of the assets held for sale. Some assets remain held for sale and additional sales, if any, will result in additional gain on disposition of assets. The disposition of the soil remediation operations represented the disposal of a business segment in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

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

LINE OF BUSINESS

The Company is primarily engaged in the production and sale of soil enhancement products for the agricultural community.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of temporary bank deposits and money market investments with an original maturity of three months or less at the date of purchase. The carrying amount for cash and cash equivalents approximates its fair value.

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

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. This new standard becomes effective for the Company on July 1, 2002. At December 31, 2002, the Company has patent rights which are being amortized over the term of the patent. The impact of implementation of SFAS No. 142 is not expected to be material.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the six months ended December 31, 2002 and 2001 was $2,419 and $4,015 respectively, and for the three months ended December 31, 2002 and 2001 was $1,209 and $2,007.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND patents (continued)

Property plant and equipment consist of the following:

                                                                 December 31,
                                                                     2002
                                                                 ------------
     Production equipment                                         $ 31,578
     Office equipment, furniture and fixtures                        2,452
                                                                  --------
                                                                    34,030
        Less accumulated depreciation and amortization              (6,650)
                                                                  --------
                                                                  $ 27,380
                                                                  ========

Accumulated amortization of patent costs was $119,862 and $79,908 at December 31 2002 and 2001, respectively. Amortization of capitalized patent costs for the six months ended December 31, 2002 and 2001 was $19,977 and $19,977 and for the three months ended December 31, 2002 and 2001 was $9,989 and $9,989, respectively.

NOTE 4 - CONVERTIBLE DEBENTURES

The debentures mature in the first three calendar quarters of 2003. All of the debentures were subscribed and at December 31, 2002 and 2001 the outstanding balances of the debt was $825,000 and $1,075,000, respectively. $575,000 of the debentures bear interest at 8.0% per annum and are convertible at a rate of $.050 per share and $250,000 of the debentures bear interest at 10% per annum and are convertible at a rate of $3.00 per share. If all of the remaining debentures are converted, the Company would issue an additional 1,233,333 shares. Interest expense for the six months ended December 31, 2002 and 2001 was $35,500 and $53,750, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan payable to a company in which a major shareholder of the Company owns a substantial interest. The loan is due on demand, subject to such demand not interfering with the operations and needs of the Company. The interest rate is the prime rate charged the lender by its bank. During the quarter ended December 31, 2002 and 2001 interest paid was $21,179 and $16,754, and for the six months ended December 31, 2002 and 2001 $40,808 and $24,458, respectively.

NOTE 6 - INCOME TAXES

At December 31, 2002 and 2001, the Company has approximately $9,021,371 and $6,876,990 of net operating losses available to offset future federal income tax liability and $2,163,000 and $2,267,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences. For financial purposes, a valuation allowance of $236,600 and $291,000 has been recognized to offset the deferred tax assets related to federal and state losses recorded for the six months ended December 31, 2002 and 2001.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 6 - INCOME TAXES (continued)

The components of deferred tax assets and liabilities are as follows:

                                                  December 31,     December 31,
                                                     2002             2001
                                                  -----------      -----------
     Tax effects of carryforward benefits:
      Net operating loss carryforwards            $ 3,259,000      $ 2,467,000
                                                  -----------      -----------
     Net deferred income tax assets before
      valuation allowance                           3,259,000        2,467,000
     Less valuation allowance                        (953,000)        (161,000)
                                                  -----------      -----------
     Net deferred tax asset                       $ 2,306,000      $ 2,306,000
                                                  ===========      ===========

Income tax benefits for the quarters ended December 31, 2002 and 2001 include the following components:

                                                  December 31,     December 31,
                                                     2002             2001
                                                  -----------      -----------
     Income Taxes:
       Federal                                     $ 209,800        $ 234,000
       State                                          26,800           57,000
                                                   ---------        ---------
     Total income tax benefit                        236,600          291,000
     Valuation allowance                            (236,600)        (291,000)
                                                   ---------        ---------
        Total income tax benefit (provision)       $      --               --
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

                                       Federal               State
         Expiration                     Amount               Amount
         ----------                     ------               ------
             2004                            --               78,000
             2005                            --              279,000
             2006                            --              481,000
             2007                            --            1,016,000
             2008                       130,000              309,000
             2009                     1,074,000                   --
             2010                     1,058,000                   --
             2011                     1,016,000                   --
             2012                       915,000                   --
             2018                       510,000                   --
             2019                       156,000                   --
             2020                       558,000                   --
             2021                       961,000                   --
             2022                     2,026,000                   --
             2023                       617,000                   --
                                     ----------           ----------
            Total                    $9,021,000           $2,163,000
                                     ==========           ==========

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 6 - INCOME TAXES (CONTINUED)

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2023; therefore, no additional valuation reserve has been provided for this asset.

Note 7 - COMMON STOCK

At December 31, 2002 and 2001, the Company has 9,258,782 and 9,083,585 shares outstanding, respectively. The Company has 25,000,000 shares of $0.001 par value authorized.

NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of December 31, 2002 and 2001, the weighted average number of shares outstanding was 9,258,782 and 9,071,652, respectively. There were no dilutive items outstanding; therefore, basic and diluted loss per share are the same.

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

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. During the fiscal year ended June 30, 2001, the Company discontinued operations of its soil remediation business. During the fiscal year ended June 30, 2002, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and worldwide. Since its current year-end, June 30, 2002, the Company has entered into three distribution agreements and , has filed three new patent applications with the U S Patent and Trademark office on a machine designed to install the Company's product Nutrimoist (TM)L into mature turf.

The Company has also entered into a six month Consulting Agreement with Tribe Investment Partners to assist the company in improving its capital formation and general financial public relations. On January 14, 2003, the Company entered into a non-exclusive Distributor Agreement with The Amber Group, LLC to sell a linear polymer product manufactured by Cytec Industries used in the wash water for produce. The product met the rigorous standards of testing set by the Food and Drug Administration resulting in a Generally Recognized As Safe (GRAS) affirmed product.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                            Six Months Ended    Six Months Ended
                                            December 31, 2002   December 31,2001
                                               (unaudited)        (unaudited)
                                               -----------        -----------
Statement of Operations Data:
  Revenue                                      $    59,280       $     3,261
  Loss from Continuing Operations              $  (681,716)      $  (519,907)
  Income (Loss) from Discontinued Operations   $    63,743       $  (196,941)
  (Net Loss)                                   $  (617,062)      $  (716,848)
  (Net Loss) Per Share                         $     (0.06)      $     (0.08)
Balance Sheet Data:
  Current Assets                               $   341,426       $   924,957
  Total Property & Equipment, Net              $    27,380       $   507,693
  Patents, Net                                 $   559,355       $   599,309
  Deferred Tax Asset                           $ 2,306,000       $ 2,346,000
  Total Assets                                 $ 3,240,171       $ 4,380,972
  Total Current Liabilities                    $   928,751       $ 1,142,311
  Accumulated Deficit                          $(6,897,047)      $(4,964,920)
  Stockholders Equity                          $   238,017       $ 2,058,480

SIX MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED) COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)

REVENUES

Revenues from operations for the six months ended December 31, 2002 were $59,280 compared to $3,261 for the same period in 2001.

COST OF SALES

Cost of goods sold decreased from $31,477 for the six months ended December 31, 2001 to $28,817 for the six months ended December 31, 2002, excluding the sale of the Company's Soil Wash division operations and better pricing from our suppliers.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses increased 45% over the same period in 2001. These increases are due to interest charges, more research and development expenses and development of the sales base. On an annual basis, the Company expects that costs will increase based on three quarters of operating under our new distribution agreements but these relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations is experienced in that the Company has more products and two distinct markets to administer, agriculture and turf. It is also anticipated that costs associated with public companies will increase. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures and other debt of the Company.

INCOME TAXES

The Company has recognized an income tax benefit in prior periods of its operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carry forward and therefore reduced cash outlay for taxes in future periods. For the current six months, the Company recorded a valuation reserve of $236,600 to fully reduce the tax benefit for this period and has recognized a cumulative valuations reserve in the current and prior periods of $953,000. With the disposition of a major segment of the business, the Company believes that deferral of the recognition of any additional benefit of the net operating loss carry forward until its remaining revenue sources are determined to be sufficient to generate income to offset the already recorded benefit of $2,306,000.

NET LOSS

The Company experienced a net loss from continuing operations of $(617,062) for the six months ended December 31, 2002 as compared to a net loss from continuing and discontinued operations of $(716,848) for the six months ended December 31, 2001, for the reasons detailed above, including: (1) an increase in operating costs, (2) the 2001 loss from discontinued operations of $(196,941), (3) a gain for the 2002 quarter from disposition of assets held for disposition of $63,743 and (4) adjustment of inventory in the 2001 quarter. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products increased from $3,261 for the six months ended December 31, 2001 to $59,280 for the six months ended December 31, 2002. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $19,308 and $4,775 at December 31, 2002 and 2001, respectively. Net cash used by operations was $699,118 for the period ended December 31, 2002 compared to net cash used by operations of $633,504 for the comparable period ended December 31, 2001.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first three calendar quarters of 2003. All of the debentures were subscribed and at December 31, 2002 and 2001 the outstanding balances of the debt was $825,000 and $1,075,000, respectively. $575,000 of the debentures bear interest at 8.0% per annum and are convertible at a rate of $.050 per share and $250,000 of the debentures bear interest at 10% per annum and are convertible at a rate of $3.00 per share. If all of the remaining debentures are converted, the Company would issue an additional 1,233,333 shares. Interest expense for the six months ended December 31, 2002 and 2001 was $35,500 and $53,750, respectively.

The Company has a deficit in working capital (current assets less current liabilities) of $587,325 as of December 31, 2002 compared to working capital deficit of $217,354 as of December 31, 2001. This deficit is due primarily to the current payable status of the debentures, which is $825,000.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,897,047 and has a deficit in working capital as of December 31, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. To date, the Company has financed its operations principally through the sales activities of the Soil Wash division and the placement of convertible debentures. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 8, 2002, a majority of our shareholders executed a majority written consent in lieu of annual meeting to avoid the expense of holding a formal annual meeting. The majority shareholders voted "for" the following actions:

     1. The re-election of the following five directors for a term of one year or until their successors are duly elected and qualified:

         Louie Visco
         Carl P. Ranno
         Ken Lew
         Neil C. Kitchen
         Scott Baker

     2. The authorization of the Company's Stock Option Plan; and

     3. The ratification of the appointment of James C. Marshall, CPA, P.C. as the Company's independent public accountants for the fiscal year ending June 30, 2003.

ITEM 5. OTHER INFORMATION

On February 6, 2003 the Board of Directors amended the By Laws of the Company to change its fiscal year from June 30 to December 31.

On January 24, 2003, the registrant filed three new patent applications with the U.S. Patent office on a machine designed to install the Company's product Nutrimoist(TM) L into mature turf.

On January 13, 2003, the company entered into a six month Consulting Agreement with Tribe Investment Partners to assist the company in improving its capital formation and general financial public relations. The compensation consists of restricted common shares and cash.

On January 14, 2003, the Company entered into a non-exclusive Distributor Agreement with The Amber Group, LLC to sell a linear polymer product manufactured by Cytec Industries used in the wash water for produce. The product is a Generally Recognized As Safe linear polymer in that it has met the rigorous standards of testing set by the Food and Drug Administration. The Agreement is exclusive as to the Company's accounts.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

      No.                                     Title
      ---                                     -----

     10.1 Consulting Agreement with Tribe Investment Partners dated January 13, 2003

     10.2    Distributor Agreement with The Amber Group, LLC dated January 14,
             2003.

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

DATED: February 18, 2003            AMERICAN SOIL TECHNOLOGIES, INC.


                                         /s/ Carl P. Ranno
                                         ------------------------------------
                                    By:  Carl P. Ranno
                                    Its: President, Chief Executive Officer
                                         (Principal Executive Officer)


                                         /s/ Ken Lew
                                         ------------------------------------
                                    By:  Ken Lew
                                    Its: Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)