Form 10QSB
period 2003-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2003-05-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2003, the number of shares of Common Stock issued and outstanding was 9,258,782.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION                                               2

Item 1. Financial Statements (Unaudited)                                     2

        Balance Sheet -March 31, 2003                                        2

        Statements of Operations - For the nine months and three
        months ended March 31, 2003 and 2002                                 3

        Statements of Stockholders' Equity - For the nine months
        ended March 31, 2003 and 2002                                        4

        Statements of Cash Flow - For the nine months and three
        months ended March 31, 2003 and 2002                                 5

        Notes to Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                                12

Item 3. Internal Controls                                                   15

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   16
Item 2. Changes in Securities                                               16
Item 3. Defaults Upon Senior Securities                                     16
Item 4. Submission of Matters to a Vote of Security Holders                 16
Item 5. Other Information                                                   16
Item 6. Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                  Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS
Current Assets
  Cash and cash equivalents                                         $     1,529
  Accounts and notes receivable                                         216,142
  Receivables from affiliates and employees                              71,557
  Deposits and prepaid expenses                                         150,589
  Inventory                                                              26,187
                                                                    -----------
      Total Current Assets                                              466,004
                                                                    -----------

Property, plant and equipment, net of accumulated depreciation           26,170
Patents, net of amortization                                            549,366
Deferred income tax asset                                             2,306,000
Other assets                                                              6,010
                                                                    -----------
                                                                      2,887,546
                                                                    -----------

Total Assets                                                        $ 3,353,550
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $    95,506
  Accrued expenses                                                        6,953
  Debentures payable                                                    819,986
                                                                    -----------
      Total Current Liabilities                                         922,445
                                                                    -----------

Total Liabilities                                                       922,445
                                                                    -----------

Stockholders' Equity
  Series A Preferred Stock, prime rate, $0.50 stated
   value preferred stock, 10,000,000 shares authorized;
   4,763,699 shares issued and outstanding                            2,381,849
  Common stock, $0.001 par value, 25,000,000 shares
   authorized; 9,258,782 shares issued and outstanding                    9,259
  Additional paid-in capital                                          7,125,859
  Retained earnings (deficit)                                        (7,085,862)
                                                                    -----------

      Total Stockholders' Equity                                      2,431,105
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 3,353,550
                                                                    ===========

              See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                             Statement of Operations
            For the Nine Months and Three Months Ended March 31, 2003
                                   (Unaudited)

                                               For the nine months ended           For the three months ended
                                                        March 31,                           March 31,
                                              -----------------------------       -----------------------------
                                                 2003              2002              2003              2002
                                              -----------       -----------       -----------       -----------
REVENUE:
   Operating revenue                          $   317,734       $    22,127       $   258,454       $    17,797
                                              -----------       -----------       -----------       -----------
     GROSS REVENUE                                317,734            22,127           258,454            17,797
                                              -----------       -----------       -----------       -----------
COST OF OPERATIONS:
   Materials and supplies                         163,537            81,391           134,720            81,353
   Labor and payroll costs                         16,053             1,200             8,791               130
   Facility costs                                   5,083             5,082             5,083             3,444
   Equipment and maintenance                       11,625               552             3,674                --
   Depreciation and amortization                   33,594            47,088            11,198            27,111
                                              -----------       -----------       -----------       -----------
     TOTAL COSTS OF OPERATIONS                    229,892           135,313           163,466           112,038
                                              -----------       -----------       -----------       -----------

GROSS INCOME (LOSS)                                87,842          (113,186)           94,988           (94,241)
                                              -----------       -----------       -----------       -----------

Sales & marketing costs                            27,486            21,739             5,840            13,414
General & administrative costs                    804,258           598,111           239,334           202,344
Interest expense                                  115,027           123,780            38,627            44,841
Research & development                             11,602            18,249                --             1,168
                                              -----------       -----------       -----------       -----------
     SALES AND ADMINISTRATIVE COSTS               958,373           761,879           283,801           261,767
                                              -----------       -----------       -----------       -----------

Net loss from operations                         (870,531)         (875,065)         (188,813)         (356,008)

Gain on disposition of assets                         737                --                --                --
Interest income                                       174                --                --                --
                                              -----------       -----------       -----------       -----------

Net loss before benefit of income taxes          (869,620)         (875,065)         (188,813)         (356,008)

Income tax credit (expense)                            --              (850)               --                --
                                              -----------       -----------       -----------       -----------

Loss before discontinued operations              (869,620)         (875,915)         (188,813)         (356,008)

Discontinued Operation
  (Loss) from discontinued operations, net             --          (369,601)               --          (172,660)
  (Loss) on disposal of discontinued
   operations, net                                 63,743          (420,875)               --          (420,875)

NET INCOME (LOSS)                             $  (805,877)      $(1,666,391)      $  (188,813)      $  (949,543)
                                              ===========       ===========       ===========       ===========
Loss per share:
  Basic loss per common share                 $     (0.09)      $     (0.18)      $     (0.02)      $     (0.10)
                                              ===========       ===========       ===========       ===========

  Weighted average shares outstanding           9,258,782         9,112,562         9,258,782         9,184,892
                                              ===========       ===========       ===========       ===========

              See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                    For the Nine Months Ended March 31, 2003
                                   (Unaudited)


                                     Preferred Stock            Common Stock       Additional
                                 --------------------        ------------------     Paid-in      Accumulated
                                 Shares        Amount        Shares      Amount     Capital        Deficit         Total
                                 ------        ------        ------      ------     -------        -------         -----
Balance at July 1, 2001                                     9,021,585    $ 9,022   $7,014,378    $(4,248,072)   $2,775,328

Issuance of stock for services                                237,197        237      111,481                      111,718

Net Loss                                                                                          (1,666,391)   (1,666,391)
                               ----------    -----------   ----------    -------   ----------    -----------    ----------

Balance at March 31, 2002              --    $        --    9,258,782    $ 9,259   $7,125,859    $(5,914,463)   $1,220,655
                               ----------    -----------   ----------    -------   ----------    -----------    ----------

Balance at July 1, 2002                                     9,258,782    $ 9,259   $7,125,859    $(6,279,985)   $  855,133

Conversion to preferred stock   4,763,699    $ 2,381,849                                                         2,381,849

Net Loss                                                                                            (805,877)     (805,877)
                               ----------    -----------   ----------    -------   ----------    -----------    ----------

Balance at March 31, 2003       4,763,699    $ 2,381,849    9,258,782    $ 9,259   $7,125,859    $(7,085,862)   $2,431,105
                               ==========    ===========   ==========    =======   ==========    ===========    ==========

              See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                             Statement of Cash Flows
           For the Nine Months and Threes Months Ended March 31, 2003
                                   (Unaudited)

                                                        For the nine months ended          For the three months ended
                                                                 March 31,                         March 31,
                                                      -----------------------------       -----------------------------
                                                         2003               2002             2003              2002
                                                      -----------       -----------       -----------       -----------
Cash Flows From Operating Activities
  Net income (loss)                                   $  (805,877)      $(1,666,391)      $  (188,813)      $  (949,543)
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities
    Deferred compensation                                      --           111,708                --            56,769
    Amortization and depreciation                          33,594            63,938            11,198            29,254
    Gain on sale of assets, net                           (64,480)               --
    Valuation of assets held for disposition                   --           420,875                --           420,875
  Change in assets and liabilities:
    Accounts receivable                                  (182,104)          530,304          (176,292)          493,863
    Deposits and prepaid expenses                        (125,589)           19,492           (19,962)           19,492
    Inventory                                              59,326           100,839            53,899           101,113
    Other assets                                            7,738            (3,825)               --            (3,825)
    Accounts payable                                       57,418           (33,814)           (1,295)           (5,235)
    Accrued expenses                                         (409)            4,678                --             4,678
                                                      -----------       -----------       -----------       -----------
Net Cash Provided (Used) by Operating Activities       (1,020,383)         (452,196)         (321,265)          167,441
                                                      -----------       -----------       -----------       -----------
Cash Flows From Investing Activities
  Addition of property, plant and equipment                (2,218)               --                --                --
  Proceeds from sale of assets                             93,140                --                --
                                                      -----------       -----------       -----------       -----------
Net Cash Provided (Used) by Investing Activities           90,922                --                --                --
                                                      -----------       -----------       -----------       -----------
Cash Flows From Financing Activities
  Redemption of debentures                                 (5,014)         (250,000)           (5,014)         (250,000)
  Net borrowings on notes payable affiliates              892,849           708,000           308,500           120,000
                                                      -----------       -----------       -----------       -----------
Net Cash Provided (Used) by Financing Activities          887,835           458,000           303,486          (130,000)
                                                      -----------       -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                           (41,626)            5,804           (17,779)           28,194

CASH AT BEGINNING OF PERIOD                                43,155            36,412            19,308                --
                                                      -----------       -----------       -----------       -----------

CASH AT END OF PERIOD                                 $     1,529       $    42,216       $     1,529       $    28,194
                                                      ===========       ===========       ===========       ===========
Supplemental Disclosures

Cash Paid During the Year for:
  Interest                                            $   115,027       $   123,780       $    38,627       $    44,841
                                                      ===========       ===========       ===========       ===========

              See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
       For the nine months and three months ended March 31, 2003 and 2002
                                   (Unaudited)


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

The results of operations for the nine months and three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For the quarter ended March 31, 2002, certain amounts have been reclassified to conform to the current presentation and the discontinued operations.

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

GOING-CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,085,862 and working capital of approximately $456,441 as of March 31, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended June 30, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern.

DISCONTINUED OPERATIONS

In June 2001, the Company sold its book of business for soil remediation in San Diego, California. In May 2002, the Company decided to not pursue relocation and startup of a new location. In connection with the discontinuance of this segment of the business, the Company realized an operating loss of $119,350 for the three months ended September 30, 2001. During the nine months ended March 31, 2003, the Company sold substantially all of the assets held for sale and realized a gain of $63,743. The Company has recognized this income after the cost recovery of the carrying basis of the assets held for sale. Some assets remain held for sale and additional sales, if any, will result in additional gain on disposition of assets. The disposition of the soil remediation operations represented the disposal of a business segment in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. This new standard becomes effective for the Company on July 1, 2002. At March 31, 2002, the Company has patent rights which are being amortized over the term of the patent. The impact of implementation of SFAS No. 142 is not expected to be material.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the nine months ended March 31, 2003 and 2002 was $3,121 and $17,122 respectively, and for the three months ended March 31, 2003 and 2002 was $1,209 and $17,122.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND patents (continued)

Property plant and equipment consist of the following:

                                                                  March 31,
                                                                    2003
                                                                  --------
     Production equipment                                         $ 31,578
     Office equipment, furniture and fixtures                        2,452
                                                                  --------
                                                                    34,030
        Less accumulated depreciation and amortization              (7,859)
                                                                  --------
                                                                  $ 26,171
                                                                  ========

Accumulated amortization of patent costs was $129,851 and $89,897 at March 31 2003 and 2002, respectively. Amortization of capitalized patent costs for the nine months ended March 31, 2003 and 2002 was $29,966 and $29,966 and for the three months ended March 31, 2003 and 2002 was $9,989 and $9,989, respectively.

NOTE 4 - CONVERTIBLE DEBENTURES

The debentures mature in the first three calendar quarters of 2003. All of the debentures were subscribed and at March 31, 2003 and 2002 the outstanding balance of the debt was $819,986 $825,000, respectively. $569,986 of the debentures bear interest at 8.0% per annum and are convertible at a rate of $.50 per share and $250,000 of the debentures bear interest at 10% per annum and are convertible at a rate of $3.00 per share. If all of the remaining debentures are converted, the Company would issue an additional 1,233,333 shares. Interest expense for the nine months ended March 31, 2003 and 2002 was $50,866 and $78,541, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a loan payable to a company in which a major shareholder of the Company owns a substantial interest. The loan is due on demand, subject to such demand not interfering with the operations and needs of the Company. The interest rate is the prime rate charged the lender by its bank. During the quarters ended March 31, 2003 and 2002 interest paid was $23,231 and $14,065, and for the nine months ended March 31, 2003 and 2002, $64,040 and $38,523, respectively.

During the quarter ended March 31, 2003, the creditor agreed to convert all of the outstanding debt to Series A Preferred Stock, subject to shareholder authorization at the next annual shareholders meeting, which will result in the issuance of 4,763,699 shares with a stated value of $0.50 per share. The dividend rate will be equal to the prime rate for the period and Series A Preferred Shares will be convertible into shares of common stock on a one-for-one basis. The Company believes that it has the requisite number of shareholder votes to authorize the Preferred Shares and therefore has reflected the debt as converted and shares outstanding at March 31, 2003.

NOTE 6 - INCOME TAXES

At March 31, 2003 and 2002, the Company has approximately $9,210,000 and $7,623,000 of net operating losses available to offset future federal income tax liability and $2,257,000 and $2,797,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences. For financial purposes, a valuation allowance of $306,300 and $291,000 has been recognized to offset the deferred tax assets related to federal and state losses recorded for the nine months ended March 31, 2003 and 2002.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 6 - INCOME TAXES (continued)

The components of deferred tax assets and liabilities are as follows:

                                                 March 31,           March 31,
                                                   2003                2002
                                                -----------         -----------
     Tax effects of carryforward benefits:
         Net operating loss carryforwards       $ 3,329,000         $ 2,467,000
                                                -----------         -----------
     Net deferred income tax assets before
      valuation allowance                         3,329,000           2,467,000
     Less valuation allowance                    (1,023,000)           (161,000)
                                                -----------         -----------
     Net deferred tax asset                     $ 2,306,000         $ 2,306,000
                                                ===========         ===========

Income tax benefits for the nine months ended March 31, 2003 and 2002 include the following components:

                                                 March 31,           March 31,
                                                   2003                2002
                                                -----------         -----------

     Income Taxes:
       Federal                                   $ 274,000           $ 234,000
       State                                        32,300              57,000
                                                 ---------           ---------
     Total income tax benefit                      306,300             291,000
     Valuation allowance                          (306,300)           (291,000)
                                                 ---------           ---------
         Total income tax benefit (provision)    $      --           $      --
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

                                  Federal                State
     Expiration                    Amount                Amount
     ----------                    ------                ------
         2004                    $       --           $     78,000
         2005                            --                279,000
         2006                            --                481,000
         2007                            --              1,016,000
         2008                       130,000                403,000
         2009                     1,074,000                     --
         2010                     1,058,000                     --
         2011                     1,016,000                     --
         2012                       915,000                     --
         2018                       510,000                     --
         2019                       156,000                     --
         2020                       558,000                     --
         2021                       961,000                     --
         2022                     2,026,000                     --
         2023                       806,000                     --
                                 ----------             ----------
        Total                    $9,210,000             $2,257,000
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

Note 7 - COMMON STOCK

At March 31, 2003 and 2002, the Company has 9,258,782 and 9,258,782 shares outstanding, respectively. The Company has 25,000,000 shares of $0.001 par value authorized.

NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of March 31, 2003 and 2002, the weighted average number of shares outstanding was 9,258,782 and 9,112,562, respectively. There were no dilutive items outstanding; therefore, basic and diluted loss per share are the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

ThE following information CONTAINS certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "could," "expect," "estimate," "anticipate," "PLAN," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On March 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. Prior to this acquisition, there was no infrastructure for sales, marketing and distribution of the polymer product. During the fiscal year ended June 30, 2002, the Company discontinued operations of its soil remediation business. During the fiscal year ended June 30, 2002, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products both nationally and worldwide. Since June 30, 2002, the Company has entered into three distribution agreements and has filed three new patent applications with the U S Patent and Trademark office on a machine designed to install the Company's product Nutrimoist(TM) L into mature turf.

On January 14, 2003, the Company entered into a non-exclusive Distributor Agreement with The Amber Group, LLC to sell a linear polymer product manufactured by Cytec Industries used in the wash water for produce. The product met the rigorous standards of testing set by the Food and Drug Administration resulting in a Generally Recognized As Safe (GRAS) affirmed product.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                       Nine Months Ended       Nine Months Ended
                                        March 31, 2003          March 31, 2002
                                        --------------          --------------
                                         (unaudited)             (unaudited)
Statement of Operations Data:
  Revenue                                $   317,734            $    22,127
  Loss from Continuing Operations        $  (869,620)           $  (875,915)
  Income (Loss) from Discontinued
   Operations                            $    63,743            $  (790,476)
  (Net Loss)                             $  (805,877)           $(1,666,391)
  (Net Loss) Per Share                   $     (0.09)           $     (0.18)
Balance Sheet Data:
  Current Assets                         $   466,004            $   367,343
  Total Property & Equipment, Net        $    26,170            $    64,738
  Patents, Net                           $   549,366            $   589,320
  Deferred Tax Asset                     $ 2,306,000            $ 2,346,000
  Total Assets                           $ 3,353,550            $ 3,374,239
  Total Current Liabilities              $   922,445            $   891,755
  Accumulated Deficit                    $(7,085,862)           $(5,914,463)
  Stockholders Equity                    $    49,256            $ 1,220,655

NINE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) COMPARED TO NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

REVENUES

Revenues from operations for the nine months ended March 31, 2003 were $317,734 compared to $22,127 for the same period in 2002, an increase of 1,336%.

COST OF SALES

Cost of goods sold increased from $135,313 for the nine months ended March 31, 2002 to $229,982 for the nine months ended March 31, 2003, excluding the sale of the Company's Soil Wash division operations and better pricing from our suppliers. This is an increase of 70%.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses increased 26% over the same period in 2002. These increases are due to interest charges, more research and development expenses and development of the sales base. On an annual basis, the Company expects that costs will increase based on three quarters of operating under our new distribution agreements but these relationship as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations is experienced in that the Company has more products and two distinct markets to administer, agriculture and turf. It is also anticipated that costs associated with public companies will increase. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures and other debt of the Company.

INCOME TAXES

The Company has recognized an income tax benefit in prior periods of its operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carry forward and therefore reduced cash outlay for taxes in future periods. For the current nine months, the Company recorded a valuation reserve of $306,300 to fully reduce the tax benefit for this period and has recognized a cumulative valuations reserve in the current and prior periods of $1,023,000. With the disposition of a major segment of the business, the Company believes that deferral of the recognition of any additional benefit of the net operating loss carry forward until its remaining revenue sources are determined to be sufficient to generate income to offset the already recorded benefit of $2,306,000.

NET LOSS

The Company experienced a net loss from continuing operations of $(869,620) for the nine months ended March 31, 2003 as compared to a net loss from continuing and discontinued operations of $(879,915) for the nine months ended March 31, 2002, for the reasons detailed above, including: (1) an increase in operating costs in 2003, (2) the 2002 loss from discontinued operations of $(790,476), and
(3) a gain for the 2003 quarter from disposition of assets held for disposition of $63,743. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products increased from $22,127 for the nine months ended March 31, 2002 to $317,734 for the nine months ended March 31, 2003. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,529 and $32,969 at March 31, 2003 and 2002, respectively. Net cash used by operations was $1,020,383 for the period ended March 31, 2003 compared to net cash used by operations of $452,196 for the comparable period ended March 31, 2002.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first three calendar quarters of 2003. All of the debentures were subscribed and at March 31, 2003 and 2002 the outstanding balances of the debt were $825,000 and $1,075,000, respectively. $575,000 of the debentures bear interest at 8.0% per annum and are convertible at a rate of $.50 per share and $250,000 of the debentures bear interest at 10% per annum and are convertible at a rate of $3.00 per share. If all of the remaining debentures are converted, the Company would issue an additional 1,233,333 shares. Interest expense for the nine months ended March 31, 2003 and 2002 was $50,866 and $78,541, respectively.

The Company has a deficit in working capital (current assets less current liabilities) of $456,441 as of March 31, 2003 compared to working capital deficit of $524,382 as of March 31, 2002. This deficit is due primarily to the current payable status of the debentures, which is $819,986.

The Company has a loan payable in the amount of $2,381,849.89 to The Benz Group, a company in which a major shareholder of the Company owns a substantial interest. The loan is due on demand, subject to such demand not interfering with the operations and needs of the Company. The interest rate is the prime rate charged the lender by its bank. During the quarters ended March 31, 2003 and 2002 interest paid was $23,231 and $14,065, and for the nine months ended March 31, 2003 and 2002, $64,040 and $38,523, respectively. During the quarter ended March 31, 2003, The Benz Group agreed to convert all of the outstanding debt to Series A Preferred Stock, subject to shareholder authorization at the next annual shareholders meeting, which will result in the issuance of 4,763,699 shares with a stated value of $0.50 per share. If authorized as proposed, the dividend rate will be equal to the prime rate for the period and Series A Preferred Shares will be convertible into shares of common stock on a one-for-one basis.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,085,862 and has a deficit in working capital as of March 31, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. To date, the Company has financed its operations principally through the sales activities of the Soil Wash division and the placement of convertible debentures. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On January 13, 2003, the Company entered into a six month Consulting Agreement with Tribe Investment Partners to assist the company in improving its capital formation and general financial public relations. On April 30, 2003, the Company terminated the Consulting Agreement for non-performance and requested the return of the Company's $12,500 deposit.

On March 25, 2003, the Board of Directors adopted a Code of Ethics for the Company.

On March 31, 2003, the Company entered into a Debt Conversion Agreement with The Benz Group whereby The Benz Group agreed to accept 4,763,699 shares of Series A Convertible Preferred Stock of the Company to be authorized at the next annual meeting of shareholders as payment in full for $2,381,849.08 in debt owing from the Company to the Benz Group.

The Company leases approximately 2,600 square feet located at a facility in Pasadena, California, which includes office and storage space, from a related party. All of the Company's operations are conducted from this facility. The lease expires August 2, 2003 and requires monthly payments of approximately $3,420.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.   The following Exhibits are filed herein:

     No.                                Title
     ---                                -----

     10   Debt Conversion Agreement with The Benz Group, dated March 31, 2003
     14   Code of Ethics, adopted March 25, 2003
     99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K filed: On February 20, 2003, the Company filed a Current Report on Form 8-K announcing that, on February 6, 2003, the Board of Directors approved a change of the Company's fiscal year end from June 30 to December 31.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 14, 2003                    AMERICAN SOIL TECHNOLOGIES, INC.


                                            /s/ Carl P. Ranno
                                            -----------------------------------
                                       By:  Carl P. Ranno
                                       Its: President, Chief Executive Officer
                                            (Principal Executive Officer)

                                            /s/ Ken Lew
                                            -----------------------------------
                                       By:  Ken Lew
                                       Its: Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Soil Technologies, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl P. Ranno, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

     a. are responsible for establishing and maintaining disclosure controls and procedures for the Company; o have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     b. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     c. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Carl P. Ranno
-------------------------------------
Carl P. Ranno,
Chief Executive Officer and President
May 14, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Soil Technologies, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ken Lew, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

     a. are responsible for establishing and maintaining disclosure controls and procedures for the Company; o have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     b. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     c. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Ken Lew
----------------------------
Ken Lew
Chief Financial Officer
May 14, 2003