Form 10KSB
period 2003-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2003-09-29
CIK 1031896

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number: 000-22855

                        AMERICAN SOIL TECHNOLOGIES, INC.
                        --------------------------------
           (Name of Small Business Issuer as specific in its Charter)

            Nevada                                            95-4780218
            ------                                            ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

215 N. Marengo, Suite 110, Pasadena, California                  91101
-----------------------------------------------                 -------
  (Address of Principal Executive Offices)                     (Zip Code)


         Issuer's telephone number, including area code: (626) 793 2435
                                                         --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

For the fiscal year ended June 30, 2003, the Company's revenue was $479,338

As of September 22, 2003, the number of shares of Common Stock outstanding was 9,258,782. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of September 25, 2003 was approximately $151,374 (based upon 3,784,344 shares at $0.04 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); (iii) Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 11, 2001 (File No. 000-22855); (iv) Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002; (v) Form 10-QSB for the quarterly period ended September 30, 2002, filed on November 13, 2002; and (vi) Form 10-QSB for the quarterly period ended December 31, 2002, filed on February 19, 2003 are incorporated in Part IV, Item 13(a).

                                                TABLE OF CONTENTS
                                                                                                                Page
                                                                                                                ----

ITEM 1   DESCRIPTION OF BUSINESS..................................................................................1

ITEM 2   DESCRIPTION OF PROPERTY..................................................................................4

ITEM 3   LEGAL PROCEEDINGS........................................................................................4

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................4

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS................................................4

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................5

ITEM 7   FINANCIAL STATEMENTS.....................................................................................8

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................8

ITEM 8A  CONTROLS AND PROCEDURES..................................................................................8

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT.............................................................................................8

ITEM 10  EXECUTIVE COMPENSATION..................................................................................10

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........11

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................11

ITEM 13  EXHIBITS AND REPORTS ON FORM 8K.........................................................................11

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................................12

SIGNATURES.......................................................................................................13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Development of Business

Form and Year of Organization
-----------------------------

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

Any Bankruptcy, Receivership or Similar Proceeding

Not Applicable.

Any Material Reclassification,  Merger, Consolidation,  or Purchase or Sale of a
------------------------------  ----------------------  ------------------------
Significant Amount of Assets Not in the Ordinary Course of Business
-------------------------------------------------------------------

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

Business of Issuer

Principal Products and Their Market
-----------------------------------

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

The Company discontinued operations of its Soil Wash division because, in April 2001, the Company was informed that the landlord for its Soil Wash site was not renewing its lease and that the Company was forced to remediate and vacate the property. In conjunction with this notice, the Company sold its client list and remaining book of business to another company. The sales price was $1 million, which has been fully paid. The Company retained the equipment and machinery and has decided to sell these assets. Remediation of the site is complete and closure was approved by the San Diego Regional Quality Control Board.

American Soil Technologies manufactures two primary products: Agriblend(R), a patented soil amendment developed for agriculture, and Nutrimoist(TM), developed for homes, parks, golf courses and other turf related applications.

Distribution
------------

The Company markets primarily in the United States and Mexico.

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

On June 27, 2002, the Company entered into a distribution agreement with Ag Specialties, LLC. Ag Specialties is located in Portland, Oregon with offices in Harrisburg Oregon, Woodland, Washington, and Orlando, Florida. The focus of Ag Specialties is the niche agriculture market. It is the exclusive distributor for many foreign suppliers and represents many domestic products. Their major product line includes fertilizers, crop protection products, animal feed ingredients, soil conditioners, seeds and industrial chemicals. Ag Specialties has launched new products into the agriculture market including their own private label materials under the Iron Man brand. The term of the agreement is five years and can be cancelled by either party with 30 days written notice. Ag Specialties is very aggressively marketing our products and is producing revenues for our Company.

On August 15, 2002 the Company entered into a Distribution Agreement with Gigot Agra Services of Garden City, Kansas. Gigot Agra aggressively sells the Company's products in Kansas, Oklahoma, Nebraska, Colorado and the northern portions of Texas and New Mexico.

On August 20, 2002, the Company entered into an agreement with Stockhausen, Inc. This agreement granted to the Company the exclusive rights in the Western United States to distribute the Stockhausen products, which are of the highest quality cross-link and linear polymer products available for water and nutrient retention in the Agricultural industry. The Company has numerous Distributors and Sales Representatives selling the products throughout the territory.

On August 26, 2002, Bentonite Performance Minerals a Product and Service Line of Halliburton Energy Services, Inc. a subsidiary of the Halliburton Company, entered into an agreement with the Company to distribute its proprietary product known as Baraclear(TM) P80 in the Aquaculture and Agriculture Industries in the United States, Canada and Mexico. Baraclear(TM) P80 is a first generation time-release water clarification and contaminant removal product that allows livestock and fish farmers, golf course superintendents and private pond owners to remove phosphates as well as suspended organic and inorganic colloidal material in water bodies up to 50 feet deep. It is a product that compliments our existing products in the agriculture and turf industries.

On September 20, 2002, the Company entered into an exclusive Distributorship Agreement with JT Water Management LLC allowing the Company to distribute a liquid linear polymer known as Extend(TM) in the western United States. This is a new and unique product intended for soil application, which improves irrigation efficiency, reduces soil sodium levels, and greatly reduces nutrient leaching and runoff. An additional product is Contain, a new dust control technology. This product will be sold through our Distributors and Sales Representatives.

On October 11, 2002 the Company entered into a Turf and Lawn Care Distribution Agreement with Xtreme Green Landcare of West Hills, California. Xtreme Green is an experienced landscaping company operating in Southern California. They sell Nutrimoist(TM) into the turf industry.

On January 14, 2003, the Company entered into a non-exclusive Distributor Agreement with The Amber Group, LLC to sell a linear polymer product manufactured by Cytec Industries used in the wash water for produce. The product met the rigorous standards of testing set by the Food and Drug Administration resulting in a Generally Recognized As Safe (GRAS) affirmed product.

On June 26, 2003 the Company entered into a Distributorship Agreement with The Pacific Tree Company of Bakersfield California. Pursuant to the Agreement, Pacific Tree became the exclusive distributor of the Company's products for the Paulownia Megafolia Tree in the United States.

Status of Any Publicly Announced New Product
--------------------------------------------

On February 4, 2003, the Company announced that it was developing a new machine designed to install our products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. The prototype has been completed and the Company will have the machine manufactured as soon as feasible.

Competition
-----------

There is no direct competition for the Company's Agriblend(R) product, however, earlier polymer based technology was very expensive and the remembrance of its cost has a negative effect on marketing Agriblend(R). Accordingly, educating the end user regarding the benefits of using Agriblend(R) and gaining general acceptance of the new "micro grain" technology are obstacles to marketing the product. There is some competition to our straight polymer products by companies that have been in business for a number of years. However, the Stockhausen polymers are of consistent quality and performance. There is some competition for the Baraclear product by the companies selling the older pond clearing procedure which is more time consuming and accordingly more expensive. There is some competition for Extend(TM) however the Company has not as yet found a higher quality liquid linear polymer product. The Company is not aware of any competition to Nutrimoist(TM) other than from our manufacturer(s) who would have to use our polymer to manufacture the product pursuant to our agreement.

Sources and Availability of Raw Material and Principal Suppliers
----------------------------------------------------------------

The Company's products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen, our exclusive supplier, Ciba Specialties, and Floerger. All other components of the blends are mineral products that are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with the Company's specifications at a blending facility located near Truth or Consequences, New Mexico. Warehouse facilities are located in Phoenix, Arizona. Nutrimoist(TM) is blended either by the Company or through contract blenders in liquid form and is a combination of different formulations, which include our polymer products.

Dependence on Major Customers
-----------------------------

The Company is not dependent on any one customer for a substantial portion of its sales of any product.

Intellectual Property
---------------------

Patents
-------

The Company has filed three new patent applications with the U S Patent office on a machine designed to install the Company's product Nutrimoist L(TM) into mature turf.

The Company has exclusive worldwide manufacturing/marketing rights to patented super absorbent cross-linked polymer technology. The underlying patents include United States Patent number 5,649,495 and 5,868,087, commonly known and described as "Agricultural Retention Mixture and Application Technique."

Trademarks
----------

The Company owns registered trademarks on the names, Agriblend(R) and Nutrimoist(R).

Government Approval
-------------------

Agriblend(R) and our other polymers are subject to regulatory standards developed by the Environmental Protection Agency ("EPA") that are applicable to maximum monomer concentrations in polymers. Polymer products cannot exceed monomer concentrations of 200 mg/kg. All polymers used by the Company are well below the maximum monomer standard.

Effect of Any Existing or Proposed Government Regulations
---------------------------------------------------------

Not applicable, see "Government Approval" above.

Research and Development Costs
------------------------------

The Company spent $13,395 on research and development in the fiscal year ended June 30, 2003 as compared to $29,076 spent on research and development in the fiscal year ended June 30, 2002.

Cost and Effects of Compliance with Environmental Laws and Regulations
----------------------------------------------------------------------

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

Employees
---------

As of the date hereof, the Company has approximately 6 full-time employees and 2 part-time employees. While the Company does anticipate a small increase in its number of employees, it does not anticipate that it will hire more than 5 to 10 additional employees during calendar year 2003. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases, with a 90 day cancellation clause, approximately 2,600 square feet located at a facility in Pasadena, California, which includes office and storage space. All of the Company's operations are conducted from this facility which requires monthly rental payments of approximately $885.71. The Company rents storage space in Tucson and Phoenix, Arizona for a minimum amount of approximately $200 per month.

ITEM 3.  LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2003, a majority of our shareholders executed a majority written consent in lieu of a special meeting to avoid the expense of holding a formal special meeting. The majority shareholders voted to authorize an amendment to
Article IV of the Company's Articles of Incorporation increasing the Company's total authorized capital stock from 25,000,000 shares to 110,000,000 shares, of which 100,000,000 shares shall be common stock, with a par value of $.001 per share (the "Common Stock") and 10,000,000 shares shall be preferred stock, with a par value of $.001 per share (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restriction thereof, as shall be stated in the resolutions adopted by the Board of Directors providing for the issuance of such Preferred Stock or series thereof.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

The Company's Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of the Company's Common Stock without retail mark-up, mark-down or commissions:

                                          High               Low
                                          ----               ---
2001
     First Quarter....................    2.75              1.13
     Second Quarter...................    1.19              0.68
     Third Quarter....................    1.30              0.36
     Fourth Quarter...................    0.77              0.40

2002
     First Quarter....................    0.42              0.30
     Second Quarter...................    0.30              0.12
     Third Quarter....................    0.63              0.10
     Fourth Quarter...................    0.20              0.05

2003
     First Quarter....................    0.18              0.04
     Second Quarter...................    0.10              0.03

On September 25, 2003, the closing sale price was $0.04.

The above quotations are inter-dealer quotations from market makers of the Company's stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

Holders

As of August 27, 2003, there were 170 shareholders holding certificated securities and approximately 339 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. The Company's transfer agent is Atlas Stock Transfer, 5899 South State, Murray, Utah 84107.

Dividends

The Company has paid no dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

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

Results of Operations

The following table sets forth, for the years indicated, selected financial information for the Company:

---------------------------------------- -------------------------------------- --------------------------------------
                                                      Year Ended                             Year Ended
                                                     June 30, 2003                          June 30, 2002
                                                       (Audited)                               (Audited)
---------------------------------------- -------------------------------------- --------------------------------------
Statement of Operations Data:
---------------------------------------- -------------------------------------- --------------------------------------
Revenue                                                               $479,338                               $203,450
---------------------------------------- -------------------------------------- --------------------------------------
Loss From Continuing Operations                                     (1,099,616)                            (1,154,267)
---------------------------------------- -------------------------------------- --------------------------------------
Gain/(Loss) From Discontinued
Operations                                                              63,743                               (877,646)
---------------------------------------- -------------------------------------- --------------------------------------
(Net Loss)                                                          (1,035,873)                            (2,031,913)
---------------------------------------- -------------------------------------- --------------------------------------
(Continuing Operations) Loss Per Share                                   (0.12)                                 (0.12)
---------------------------------------- -------------------------------------- --------------------------------------
(Discontinued Operations)
Income/(Loss) Per Share                                                   0.01                                  (0.10)
---------------------------------------- -------------------------------------- --------------------------------------
(Net Loss) Per Share                                                     (0.11)                                 (0.22)
---------------------------------------- -------------------------------------- --------------------------------------
Balance Sheet Data:
---------------------------------------- -------------------------------------- --------------------------------------
Current Assets                                                        $255,791                               $287,919
---------------------------------------- -------------------------------------- --------------------------------------
Total Property & Equipment, Net                                        160,524                                 27,583
---------------------------------------- -------------------------------------- --------------------------------------
Patents, Net                                                           539,378                                579,332
---------------------------------------- -------------------------------------- --------------------------------------
Deferred Tax Asset                                                   2,283,000                              2,306,000
---------------------------------------- -------------------------------------- --------------------------------------
Total Assets                                                        $3,242,800                             $3,214,582
---------------------------------------- -------------------------------------- --------------------------------------
Total Current Liabilities                                              130,333                                870,449
---------------------------------------- -------------------------------------- --------------------------------------
Accumulated Deficit                                                 (7,315,858)                            (6,279,985)
---------------------------------------- -------------------------------------- --------------------------------------
Stockholders' Equity                                                 2,144.340                                855,133
---------------------------------------- -------------------------------------- --------------------------------------

Fiscal Year Ended June 30, 2003 (Audited) Compared To Fiscal Year Ended June 30, 2002 (Audited)

Revenues
--------

Revenues for the year ended June 30, 2003 were $479,338 compared to $203,450 for the same period in 2002. Revenue from the discontinued Soil Wash operations decreased from $1,500 to $-0- as a result of the cessation of operations of that division due to the non-renewal of its lease. Accordingly, results of this segment of the business have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

Cost of Sales
-------------

Cost of goods sold increased from $191,013 for the fiscal year ended June 30, 2002 to $348,557 for the fiscal year ended June 30, 2003.

Inventory
---------

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

Operating Expenses
------------------

Operating expenses increased by approximately 18% over the same period in 2002. These increases are due to increase in material and supplies, sales and marketing, as well as equipment maintenance and administrative costs. On an annual basis, the Company expects that costs will increase based on three quarters of operating under our new distribution agreements but these relationships as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations are experienced in that the Company has more products and two distinct markets to administer agriculture and turf. It is also anticipated that costs associated with public companies will increase. Interest expense is expected to remain the same in the next year as to the convertible debentures and may increase as to other debt of the Company.

Income Taxes
------------

The Company has recognized an income tax benefit of its current and prior operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carry forward and therefore reduced cash outlay for taxes in future periods. For the current year, the Company recorded a valuation allowance of $412,000 to fully reduce the tax benefit for this year. With the disposition of a major segment of the business, the Company believes that deferral of the recognition of any additional benefit of the net operating loss carryforward until its remaining revenue sources are determined to be sufficient to generate income to offset the already recorded benefit.

Net Loss
--------

For the reasons detailed above, the Company experienced losses in its last two fiscal years. The Company expects that as a result of its efforts during the last two years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenue from the sale of agricultural products increased from $201,950 during the Company's prior fiscal year to $479,336 in its current fiscal year. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2004. However, given the gross margins on the Company products, future operating results should be improved.

Seasonality
-----------

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

Liquidity And Capital Resources
-------------------------------

Cash and cash equivalents totaled $15,606 and $43,155 at June 30, 2003 and 2002, respectively. Net cash used by operations was $1,006,914 for the year ended June 30, 2003 compared to net cash used by operations of $679,699 for the comparable year ended June 30, 2002.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures mature in the first calendar quarter of 2002. All of the debentures were subscribed and at June 30, 2003 and 2002 the outstanding balances of the debt was $816,127 and $825,000, respectively. During 2001, $250,000 of debentures was converted into 83,334 shares of stock and during 2002 the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At June 30, 2003 debentures consisted of $566,127 of 8% per annum convertible debentures at a rate of $0.50 per share and $250,000 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,215,587 shares. Interest expense for the year ended June 30, 2003 and 2002 was $70,477 and $112,705, respectively.

During the quarter ended March 31, 2003, The Benz Group agreed to convert the Company's outstanding debt of $2,381,849 into shares of Series A Preferred Stock of the Company. This conversion resulted in the issuance of 4,763,699 shares of Series A Preferred Stock with a stated value of $0.50 per share, a dividend rate equal to the prime rate for the period and a conversion option into shares of common stock on a one-for-one basis.

The Company has working capital (current assets less current liabilities) of $125,458 as of June 30, 2003 compared to a deficit in working capital of $(582,530) as of June 30, 2002. The positive change in working capital is because the debentures payable is no longer current.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,315,858 and has a working capital of approximately $125,458 as of June 30, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A  CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters, and Control Persons

The directors and executive officers of the Company are as follows:

 Name                   Age               Position
 ----                   ---               --------
Carl P. Ranno           64     Director, Chief Executive Officer, President

Ken Lew                 46     Director, Chief Financial Officer

Neil C. Kitchen         57     Director, Vice President

Diana Visco             45     Secretary

Louis Visco             87     Chairman of the Board of Directors

Scott Baker             47     Director

Johnny Dickinson        63     Vice President Marketing

MR. CARL P. RANNO, DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, received a degree in Economics from Xavier University in Cincinnati, OH and his Juris Doctor from the University of Detroit School of Law. Mr. Ranno became a Director in September of 2001 and Chief Executive Officer and President in May of 2002. For the past five years he has acted as an advisor in strategic planning, mergers and acquisitions and as a securities attorney to numerous public companies. He has served as President and CEO of public and private companies he is also a member of the board of directors of Central Utilities Production Company.

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

MR. NEIL C. KITCHEN, DIRECTOR, VICE PRESIDENT, has over 20 years experience in business management in the environmental sector including management of companies involved in general engineering, toxicology, and environmental cleanup. Prior to joining Soil Wash Technologies, Inc. in 1994, he was Vice President of a publicly-held environmental cleanup company. He holds a B.S. in Business Management from San Diego State University and a class "A" General Engineering license with Hazardous Material Certification from the State of California.

MS. DIANA VISCO, SECRETARY, Diana Visco, Company Secretary, has worked with Soil Wash Technologies, Inc. since January 1999. Prior to that she worked for 21 years with the Americana Leadership College, Inc. traveling to all of its offices & conferences across the USA/Caribbean in addition to Australia, New Zealand, Canada & Europe. Ms Visco spent several years as a traveling administrator and spent her final years as International Administrator handling all aspects of finance, administration as well as marketing & promotion in addition to being assistant to the President of the company. She is the daughter of Mr. Louie Visco.

MR. LOUIE VISCO, DIRECTOR, has served as Chairman of the Board of the Company since 2000. He is principal owner of the Benz Group, a privately held holding company founded in 1934. Mr. Visco founded Universal By-Products, Inc., the first publicly held solid waste company in the United States. Waste Management Inc., the world's largest waste management company, acquired the company in 1972. Over the past 50 years, Mr. Visco has served as Chairman of the Board of privately and publicly held companies.

MR. SCOTT BAKER, DIRECTOR, has practiced law in Arizona for the past 19 years. He graduated from the University of Arizona with a B.S. in business in 1978 and obtained his J.D. from the University of Arizona in 1981. As a general practitioner, he has appeared before the U.S. District Tax Court and the U.S. District Court.

MR. JOHNNY DICKINSON, VICE PRESIDENT MARKETING, prior to joining the Company served for more than 30 years at John Deere, most recently as Division Manager of Worldwide Marketing for the past ten years. He received his B.A. degree in Finance and Marketing from Eastern New Mexico University.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

Set forth below is a summary of compensation for the Company's officers for fiscal years 2003, 2002 and 2001. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.


===========================================================================================================================
                              ANNUAL COMPENSATION                          LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------------------------
                                                                            Awards              Payouts
---------------------------------------------------------------------------------------------------------------------------
                                                        Other      Restricted   Securities
                                                        Annual        Stock     Underlying        LTIP         All Other
                                                     Compensation     Awards   Options/SARs      Payouts     Compensation
                       Year   Salary($)   Bonus ($)      ($)            ($)        (#)             ($)            ($)
---------------------------------------------------------------------------------------------------------------------------
Carl P. Ranno, CEO,    2003    $120,000       $0          $0          $0        150,000-           $0             $0
President/1/
---------------------------------------------------------------------------------------------------------------------------
                       2002     $58,200       $0          $0        $2,050         -0-             $0             $0
---------------------------------------------------------------------------------------------------------------------------
Ken Lew, CFO/2/        2003     $23,000       $0          $0          $0         150,000           $0             $0
---------------------------------------------------------------------------------------------------------------------------
                       2002       $0          $0          $0       $11,400         -0-             $0             $0
---------------------------------------------------------------------------------------------------------------------------
                       2001       $0          $0          $0          $0           -0-             $0             $0
---------------------------------------------------------------------------------------------------------------------------
Neil C. Kitchen,       2003     $79,484       $0          $0          $0         150,000           $0             $0
Vice President/3/
---------------------------------------------------------------------------------------------------------------------------
                       2002     $79,484       $0          $0          $0           -0-             $0             $0
---------------------------------------------------------------------------------------------------------------------------
                       2001     $79,484       $0          $0          $0           -0-             $0             $0
---------------------------------------------------------------------------------------------------------------------------
Diana Visco,           2003     $44,858       $0          $0          $0         60,000            $0             $0
Secretary/4/
===========================================================================================================================
                       2002     $39,264       $0          $0          $0           -0-             $0             $0
---------------------------------------------------------------------------------------------------------------------------
Johnny Dickinson, VP   2003     $52,000       $0          $0          $0         60,000            $0             $0
-Marketing/5/          2002     $32,600       $0          $0          $0           -0-             $0             $0
                       2001     $51,800       $0          $0          $0           -0-             $0             $0
===========================================================================================================================

-----------------
/1/      Appointed Chief Executive Officer and President on May 2, 2002.

/2/ Secretary from 2000 through May 1, 2002 and appointed Chief Financial Officer on May 2, 2002.

/3/ President from July 2000 through May 1, 2002 and appointed Vice President on May 2, 2002.

/4/      Appointed Secretary on May 2, 2002.

/5/ Appointed Vice President - Marketing in September 2002. Option/SAR Grants in Last Fiscal Year - Individual Grants

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                          Number of Securities      Percent of total
                               Underlying         options/SARs granted
                          Options/SARs granted      to employees in        Exercise or base
          Name                     (#)                fiscal year            price ($/Sh)          Expiration date
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Carl P. Ranno, CEO,
President                 150,000                11.5%                   $0.50/Sh               06/30/12
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Ken Lew, CFO              150,000                11.5%                   $0.50/Sh               06/30/12
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Neil C. Kitchen, VP       150,000                11.5%                   $0.50/Sh               06/30/12
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Diana Visco, Secretary    60,000                 4.6%                    $0.50/Sh               06/30/12
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Johnny Dickinson, VP -
Marketing                 60,000                 4.6%                    $0.50/Sh               06/30/12
------------------------- ---------------------- ----------------------- ---------------------- ----------------------


Employment and Related Agreements

The Company has an Employment Agreement with Mr. Ron Salestrom, patent holder of patents underlying the Agriblend(R) product line. The term of the Agreement is from January 4, 2003 through January 3, 2004 and is automatically renewed unless either party wishes to terminate. Mr. Salestrom's salary under the Agreement is $75,000, based on sales to Gigot Agra, per year and he is entitled to all benefits established by the Company that are accorded to similarly situated employees of the Company.

Compensation of Directors

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

Stock Option Plan

During the fiscal year ended June 30, 2001, the Company enacted a stock option plan (the "2001 Plan") to provide additional incentives to selected employees, directors, and consultants. One million shares were authorized for issuance pursuant to stock options granted under the 2001 Plan and 445,000 stock options were issued under the 2001 Plan. However, the 2001 Plan was not presented to the shareholders of the Company for approval within twelve months from the date of approval by the directors in accordance with the Internal Revenue Code. Therefore, the Company cancelled the 2001 Plan and the options issued were voluntarily waived by the optionees.

The Company's shareholders adopted a new Stock Option Plan on November 8, 2002 (the "2002 Plan"). Under the 2002 Plan, 2,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2002 Plan, options may be granted to our key employees, officers, directors or consultants. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2002 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted.

The 2002 Plan shall terminate 10 years from the date of its adoption by the Company's shareholders, and no option shall be granted after termination of the 2002 Plan. Subject to certain restrictions, the 2002 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

As of the date hereof, 1,310,000 options have been issued pursuant to the 2002 Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

=======================================================================================================
                                                      Amount and Nature of               Percent
Name and Address of Beneficial Owners/1/              Beneficial Ownership             Ownership/2/
-------------------------------------------------------------------------------------------------------
Carl P. Ranno                                              162,500/3/                       1.7%
-------------------------------------------------------------------------------------------------------
Ken Lew                                                    174,700/4/                       1.9%
-------------------------------------------------------------------------------------------------------
Neil C. Kitchen                                          1,526,855/5/                      16.1%
-------------------------------------------------------------------------------------------------------
Diana Visco                                                 60,000/6/                        *
-------------------------------------------------------------------------------------------------------
Louie Visco                                              9,044,264/7/                      63.8%
=======================================================================================================

--------------
/1/ C/o the Company's address, 215 N Marengo Suite 110, Pasadena, CA 91101, unless otherwise noted.
/2/ Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
/3/ Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
/4/ Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
/5/ Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012 and a debenture convertible into 50,000 shares of Common Stock expiring on November 1, 2003.
/6/ Consists of options to purchase 60,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
/7/ Consists of 4,130,565 shares of Common Stock and 4,763,699 shares of Preferred Stock convertible into 4,763,699 shares of Common Stock held in the name of The Benz Group, a company in which Mr. Visco owns a majority interest and options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.

===================================================================================================================
Scott Baker                                                            379,818/8/                4.0%
-------------------------------------------------------------------------------------------------------------------
Johnny Dickinson                                                        60,000/9/                  *
-------------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (7 persons)         11,408,137                  76.4%
-------------------------------------------------------------------------------------------------------------------
The Benz Group                                                       8,894,264/10/              63.4%
===================================================================================================================


* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Neil C. Kitchen, a Director and Vice President, has a $25,000 Debenture with the Company which is convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005.

Louie Visco, Director, is an owner and director of FLD Corporation, the holder of two (2) $250,000 Debenture convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005


--------
/8/ Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.

/9/ Consists of options to purchase 60,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.

/10/ Includes 4,763,699 shares of Preferred Stock convertible into 4,763,699 shares of Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


Exhibits

3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997/1/

3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997/1/

3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2001/2/

3.4      Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997/1/

3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998/1/

4.1      Convertible Debenture - Lump Sum Contribution (Form)/1/

4.2      Convertible Debenture - Incremental (Form)/2/

10.1 License Agreement between Ron Salestrom, American Soils Technologies, Inc., and Polymers Plus, L.L.C. Dated January 4, 2001/1/

10.2     Employment Agreement with Ronald Salestrom, dated January 4, 2003

10.3 Licensing Agreement between Soil Wash Technologies, Inc. and Site Remediation Services Limited, dated June 24,

10.4 Non-Disclosure and Non-Circumvent Agreement with BioPlusNutrients, L.L.C, dated July 25, 2001/3/

10.5 Distributorship Agreement with Agriblend(R) Australia P.T.Y., Ltd., dated September 1, 2000/3/

10.6     Distributorship Agreement with Ag Specialties, LLC, dated June 27,
         2002/3/

10.7 Distribution Agreement with Gigot Agra Services effective date August 15, 2002/6/

10.8     Distributorship Agreement with Stockhausen, Inc., dated August 20,
         2002/4/

10.9 Distributorship Agreement with Bentonite Performance Minerals, dated August 26, 2002/4/

10.10 Distributorship Agreement with J T Water Management, dated September 20, 2002/4/

10.11    Distributor Agreement with The Amber Group, LLC, dated January 14,
         2003/4/

10.12 Distributorship Agreement with X-Treme Green Landcare, dated October 11, 2002/6/

10.13    Distributorship Agreement with Pacific Tree, dated June 27, 2003

31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

-----------------
/1/ Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).

/2/ Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).

/3/ Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002.

/4/ Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended December 31, 2002, filed on February 19, 2003.

32       Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002

Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

James C. Marshall, CPA, P.C. (`Marshall"), is the Company's independent auditor and examined the financial statements of the Company for the fiscal years ending June 30, 2003 and June 30, 2002. Marshall performed the services listed below and was paid the fees listed below for the fiscal years ended June 30, 2003 and June 30, 2002.

Audit Fees

Marshall was paid aggregate fees of approximately $35,100 for the fiscal year ended June 30, 2002 and approximately $35,200 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit Related Fees

Marshall was not paid additional fees for either of the fiscal years ended June 30, 2002 or June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Marshall was paid fees in the amount of $800 for the fiscal year ended June 30, 2002 and fees of $1,000 for the fiscal year ended June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

All Other Fees

Marshall was not paid any other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

The Company does not have an audit committee.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                       AMERICAN SOIL TECHNOLOGIES, INC.


DATED: September 29, 2003              By: /s/ Carl P. Ranno
       ------------------                  ----------------------------------
                                           Carl P. Ranno
                                           Director, Chief Executive Officer,
                                           and President
                                           (Principal Executive Officer)


DATED: September 29, 2003              By: /s/ Ken Lew
       ------------------                  ----------------------------------
                                           Ken Lew
                                           Director, Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


DATED: September 29, 2003              By: /s/ Neil C. Kitchen
       ------------------                  ----------------------------------
                                           Neil C. Kitchen
                                           Director, Vice President

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          INDEX TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 and 2002


                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT AUDITORS .....................................  F-2

BALANCE SHEET AS OF JUNE 30, 2003 ..................................  F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
JUNE 30, 2003 and 2002 .............................................  F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED JUNE 30, 2003 and 2002 .................................  F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
JUNE 30, 2003 and 2002 .............................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................  F-7 - F-17

Report of Independent Accountants

To the Board of Directors
American Soil Technologies, Inc.
Pasadena, California

We have audited the accompanying balance sheet of American Soil Technologies, Inc. as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. as of June 30, 2003, and the results of operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
September 15, 2003

                        American Soil Technologies, Inc.
                           Balance Sheet June 30, 2003


                                      ASSETS

Current Assets
 Cash and cash equivalents                                                  $    15,606
 Accounts and notes receivable                                                  161,012
 Receivables from affiliates and employees                                       60,539
 Deposits and prepaid expenses                                                       --
 Inventory                                                                       18,634
                                                                            -----------
 Total Current Assets                                                           255,791
                                                                            -----------

 Property, plant and equipment, net of
    accumulated depreciation                                                    160,524
 Patents, net of amortization                                                   539,378
 Deferred income tax asset                                                    2,283,000
 Other assets                                                                     4,107
                                                                            -----------
Total Assets                                                                $ 3,242,800
                                                                            ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                           $   123,892
 Accrued expenses                                                                 6,441
                                                                            -----------
 Total Current Liabilities                                                      130,333
                                                                            -----------
Long-term Liabilities
 Debentures payable                                                             816,127
 Note payable                                                                   152,000
                                                                            -----------
     Total Liabilities                                                        1,098,460
                                                                            -----------

Stockholders' Equity
 Series A Preferred Stock, prime rate, $0.50 stated value preferred stock, 10,000,000 shares authorized;
        4,763,699 shares issued and outstanding                               2,381,849
 Common stock, $0.001 par value, 25,000,000 shares
     authorized; 9,096,585 shares issued and outstanding                          9,097
 Additional paid-in capital                                                   7,069,252
 Retained earnings (deficit)                                                 (7,315,858)
                                                                            -----------
 Total Stockholders' Equity                                                   2,144,340
                                                                            -----------
Total Liabilities and Stockholders' Equity                                  $ 3,242,800
                                                                            ===========


          See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                            Statements of Operations
                      For the two years ended June 30, 2003


                                                                        For the year ended
                                                                               June 30,
                                                                       2003                 2002
                                                                   -----------          -----------
REVENUE:
   Operating revenue                                               $   479,338          $   203,450
                                                                   -----------          -----------
     GROSS REVENUE                                                     479,338              203,450
                                                                   -----------          -----------

COST OF OPERATIONS:
   Materials and supplies                                              299,641              179,234
   Labor and payroll costs                                              27,356                   --
   Facility costs                                                        5,806                9,856
   Equipment and maintenance                                            15,754                1,923
   Depreciation and amortization                                        56,931               57,077
                                                                   -----------          -----------
     TOTAL COSTS OF OPERATIONS                                         405,488              248,090
                                                                   -----------          -----------
GROSS INCOME (LOSS)                                                     73,850              (44,640)
                                                                   -----------          -----------

Sales & marketing costs                                                 30,530               24,203
General & administrative costs                                         971,521              852,173
Interest expense                                                       136,099              164,175
Research & development                                                  13,395               29,076
                                                                   -----------          -----------
     SALES AND ADMINISTRATIVE COSTS                                  1,151,545            1,069,627
                                                                   -----------          -----------
Net loss from operations                                            (1,077,695)          (1,114,267)


Gain on disposition of assets                                              905                   --
Interest income                                                            174                   --
                                                                   -----------          -----------
Net loss before benefit of income taxes                             (1,076,616)          (1,114,267)
Income tax credit (provision)                                          (23,000)             (40,000)
                                                                   -----------          -----------
Loss before discontinued operations                                 (1,099,616)          (1,154,267)

Discontinued Operation
   (Loss) from discontinued operations, net                                 --             (535,935)
   Gain/(loss) on disposal of discontinued operations, net              63,743             (341,711)
                                                                   -----------          -----------
NET INCOME (LOSS)                                                  $(1,035,873)         $(2,031,913)
                                                                   ===========          ===========

Basic loss per share:
   Loss from continuing operations                                 $     (0.12)         $     (0.12)
   Income (loss) from discontinued operations                             0.01                (0.10)
                                                                   -----------          -----------
   Net loss per share                                              $     (0.11)         $     (0.22)
                                                                   ===========          ===========
   Weighted average shares outstanding                               9,208,568            9,149,154
                                                                   ===========          ===========


See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                       Statement of Stockholders' Equity
                     For the two years ended June 30, 2003


                          Series A Preferred Stock              Common Stock          Additional
                          ------------------------              ------------            Paid-in       Accumulated
                           Shares           Amount         Shares         Amount        Capital         Deficit            Total
                         ------------ --------------- --------------- ------------  -------------- ----------------- ---------------
Balance at July 1, 2001                                   9,021,585    $    9,022    $   7,014,378  $    (4,248,072)  $   2,775,328

Issuance of stock for
 services                                                   237,197           237          111,481                          111,718

Net Loss                                                                                                 (2,031,913)     (2,031,913)
                         ------------ --------------- --------------- ------------  -------------- ----------------- ---------------
Balance at June 30, 2002           -- $            --     9,258,782    $    9,259    $   7,125,859  $    (6,279,985)  $     855,133
                         ------------ --------------- --------------- ------------  -------------- ----------------- ---------------


Balance at July 1, 2002                                   9,258,782    $    9,259    $   7,125,859  $   (6,279,985)   $     855,133

Conversion to preferred
 stock                      4,763,699      2,381,849                                                                      2,381,849


Cancellation of shares                                      (162,197)        (162)         (56,607)

Net Loss                                                                                                 (1,035,873)     (1,035,873)
                         ------------ --------------- --------------- ------------  -------------- ----------------- ---------------

Balance at June 30, 2003    4,763,699  $   2,381,849      9,096,585    $    9,097    $   7,069,252  $   (7,315,858)   $   2,144,340
                         ============ =============== =============== ============  ============== ================= ===============


See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                            Statements of Cash Flows
                     For the two years ended June 30, 2003

                                                                  For the year ended
                                                                         June 30,
                                                           --------------------------------
                                                               2003                 2002
                                                           -----------          -----------
Cash Flows From Operating Activities
 Net income (loss)                                         $(1,035,873)         $(2,031,913)
 Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities
  Deferred compensation                                             --              111,719
  Amortization and depreciation                                 56,931               84,967
  Benefit of income tax credit                                  23,000               40,000
  Gain on sale of assets, net                                  (64,648)                  --
  Cancellation of shares                                       (56,769)
  Valuation of assets held for disposition                          --              436,462
 Change in assets and liabilities:
  Accounts receivable                                          (55,420)             543,490
  Receivables from officer & employees                         (60,539)
  Deposits and prepaid expenses                                 25,000               61,930
  Inventory                                                     66,879              134,824
  Other assets                                                   9,641              (10,735)
  Accounts payable                                              85,805              (44,151)
  Accrued expenses                                                (921)              (6,292)
                                                           -----------          -----------
 Net Cash Provided (Used) by Operating Activities           (1,006,914)            (679,699)
                                                           -----------          -----------
Cash Flows From Investing Activities
 Addition of property, plant and equipment                    (149,751)              (1,887)
 Proceeds from sale of assets                                   93,140                   --
                                                           -----------          -----------
 Net Cash Provided (Used) by Investing Activities              (56,611)              (1,887)
                                                           -----------          -----------
Cash Flows From Financing Activities
 Loan repayments                                                    --              (25,671)
 Issuance of debentures                                             --              250,000
 Redemption of debentures                                       (8,873)            (500,000)
 Net borrowings on notes payable affiliates                  1,044,849              964,000
                                                           -----------          -----------
 Net Cash Provided (Used) by Financing Activities            1,035,976              688,329
                                                           -----------          -----------

  NET INCREASE (DECREASE) IN CASH                              (27,549)               6,743

  CASH AT BEGINNING OF PERIOD                                   43,155               36,412
                                                           -----------          -----------
  CASH AT END OF PERIOD                                    $    15,606          $    43,155
                                                           ===========          ===========

Supplemental Disclosures

Cash paid during the year for:
 Interest                                                  $   135,851          $   164,175
Supplemental schedule of non-cash activities:
 Stock issued for services                                 $        --          $   111,719


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

GOING-CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,315,858 and has working capital of approximately $125,458 as of June 30, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - DISCONTINUED OPERATIONS

In June, 2001, the Company sold its book of business for soil remediation in San Diego, California. In May 2002, the Company decided to not pursue relocation and startup of a new location. In connection with the discontinuance of this segment of the business in the year ended June 30, 2002 the Company incurred a charge of $369,601 related to the write-down to estimated net market value of the idol plant assets. The disposition of the soil remediation operations represents the disposal of a business segment under FASB Statement No. 144 "Accounting for Impairment or Disposal of Long-lived Assets" (SFAS No. 144). Accordingly, results of this operation have been classified as discontinued. The Company does not recognize a tax gain or loss from the discontinued operations as a result of net operating losses.

Net sales and losses from discontinued operations are as follows:

                                                                     June 30,
                                                              2002              2001
                                                           ---------         ---------
Net sales                                                  $      --         $   1,500
Pretax loss from discontinued operations                          --          (535,935)
Pretax gain (loss) on disposal of business segment            63,743          (341,711)
                                                           ---------         ---------
Net income (loss) from discontinued operations             $  63,743         $(877,646)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LINE OF BUSINESS

The Company is primarily engaged in the production and sale of soil enhancement products of the agricultural community. In 2001, the Company suspended its sole soil and water remediation business and sold its book of business. The sale is recognized in the year ended June 30, 2001.

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

     Production equipment                               7-10 years
     Office equipment, furniture and fixtures           5-10 years
     Vehicles                                           3 years

                        AMERICAN SOIL TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PATENTS AND LICENSES

Patents and the related licenses acquired in a purchase transaction are being amortized over their estimated useful lives of seventeen years on a straight-line basis. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of the intangibles assets are subject to amortization.

INCOME TAXES

The Company provides for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." (SFAS No.
109). SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

STOCK-BASED COMPENSATION

In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of these SFAS's allow the companies to account for stock-based compensation either under the new provisions or under the provisions of Accounting Principals Board opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, but requires pro forma disclosure in the footnotes to financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The provisions of SFAS No. 148 are effective for financial statements for the year ended June 30, 2003. The Company has implemented SFAS No. 148. The Company will continue to account for stock based compensation using the methods and provisions of APB 25, as a result, there is no effect on the results of the Company for any period presented. (See Note 10 for information regarding the disclosures required by SFAS No.s 123 and 148).

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

         AMERICAN SOIL TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS

IMPAIRMENT OF LONG-LIVED ASSETS

During the year ended June 30, 2003, the Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") issued in October, 2001. SFAS No. 144 requires that entities report discontinued operations separately from continuing operations and those long-lived assets to be disposed of be valued at their fair value which is net of cost of disposal.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has applied the standards of this statement and it has had no effect on the results of operations. The impact of implementation of SFAS No. 142 is not expected to be material.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This statement requires issuers to account for certain financial instruments as liabilities that previously could be accounted for as equity and expands related disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant and equipment for the years ended June 30, 2003 and 2002 is $16,977 and $45,013 respectively.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS (continued)

Property plant and equipment consist of the following:

                                                         June 30,          June  30,
                                                          2003               2002
                                                       ---------          ---------
Production equipment                                   $ 168,445          $   3,221
Office equipment, furniture and fixtures                  13,288             29,100
                                                         181,733             32,321
Less accumulated depreciation and amortization           (21,209)            (4,738)
                                                       ---------          ---------
                                                       $ 160,524          $  27,583
                                                       ---------          ---------


Amortization of capitalized patent costs was $39,954 and $39,954 for June 30, 2003 and 2002, respectively.

NOTE 5 - CONVERTIBLE DEBENTURES

In the quarter ended March 31, 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at ten percent per annum (10%). Each debenture is convertible to stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the third and fourth calendar quarters of 2002; however they were extended until the first quarter of 2005. All of the debentures were subscribed and at June 30, 2003 and 2002 the outstanding balances of the debt was $816,127 and $825,000, respectively. During 2001, $250,000 of debentures was converted into 83,334 shares of stock and during 2002 the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At June 30, 2003 debentures consisted of $566,127 of 8% per annum convertible debentures at a rate of $0.50 per share and $250,000 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,215,587 shares. Interest expense for the year ended June 30, 2003 and 2002 was $70,477 and $112,705, respectively.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Company has various operating lease obligations of which require monthly payments. During the years ended June 30, 2003 and 2002 the aggregate lease payments were $70,352 and $71,719, respectively. Office space is currently being leased on a month-to-month basis and the lease obligation for equipment is $1,131 per month through January 2006 and then $148 for the month of February 2006.

During the year ended June 30, 2001, the Company has terminated the lease on its soil remediation plant site, sold it book of business in the area and removed the equipment to a storage facility pending its decision on disposition. The Company, subsequent to June 30, 2001, decided to dispose of this segment of its business as discussed in Note 2. In conjunction with the lease of the land associated with that operating facility, the Company was obligated to remediate the property to its original condition. The Company has remediated the property to governmental standards and received a final release on the property in October 2001.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

At June 30, 2003 and 2002, the Company has approximately $9,417,000 and $8,410,000 of net operating losses available to offset future federal income tax liability and $2,360,000 and 2,109,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences. For financial purposes, a valuation allowance of $412,000 has been recognized to offset the deferred tax assets related to the federal and state losses recorded for the year ended June 30, 2003.

Management of the Company reviewed recent operating results and projected future operating results. At the end of each year, management determined that substantially all of the net deferred income tax assets would be realized. During the year ended June 30, 2003, the Company increased its valuation allowance due to disposition of a significant segment of its business and historical operating losses. The amount of the net deferred tax asset considered realizable could be further reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The components of deferred tax assets and liabilities are as follows:


                                                 June 30,             June 30,
                                                   2003                 2002
                                               -----------          -----------
Tax effects of carryforward benefits:
  Net operating loss carryforwards             $ 3,410,000          $ 3,085,000
                                               -----------          -----------

Net deferred income tax assets before:
  valuation allowance                            3,410,000            3,085,000
Less valuation allowance                        (1,127,000)            (779,000)
                                               -----------          -----------

Net deferred tax asset                         $ 2,283,000          $ 2,306,000
                                               ===========          ===========


Income tax benefits for the years ended June 30, 2003 and 2002 include the following components:

                                                   June 30,           June 30,
                                                     2003               2002
                                                  ---------          ---------
Income Taxes:
   Federal                                        $ 344,000          $ 690,000
   State, net                                        45,000             49,000
  Total                                             389,000            739,000

Valuation reserve                                  (412,000)          (779,000)
                                                  ---------          ---------
  Total income tax benefit or (provision)         $ (23,000)         $ (40,000)
                                                  =========          =========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

The reconciliation of income tax computed at statutory rates of income tax benefit (provision) is as follows:

                                   June 30,       June 30,
                                     2003           2002
                                   --------       --------
Statutory rate                       34.0%          34.0%
State income tax rate, net            4.4            2.4
Valuation reserve                   (40.7)         (38.4)
                                 --------       --------
                                     (2.3)%         (2.0)%
                                 ========       ========

Tax effects are based on a 34.0% federal income tax rate and an 8.84% on 50% of the net operating loss recognized for state income tax purposes. The provisions for state income tax benefit have been reduced by the expiration of state tax benefits of $40,000 and $45,000 for the years ended June 30, 2003 and 2002. The realized net operating losses expire over the next 20 years for federal and five years for state income tax purposes, as follows:

                               Federal                        State
Expiration                      Amount                       Amount
----------                  ----------                   ----------
     2004                           --                   $   78,000
     2005                           --                      279,000
     2006                           --                      481,000
     2007                           --                    1,016,000
     2008                   $  130,000                      506,000
     2009                    1,074,000                           --
     2010                    1,058,000                           --
     2011                    1,016,000                           --
     2012                      915,000                           --
     2018                      510,000                           --
     2019                      156,000                           --
     2020                      558,000                           --
     2021                      961,000                           --
     2022                    2,026,000                           --
     2033                    1,013,000                           --

Total                       $9,417,000                   $2,360,000
                            ==========                   ==========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - SERIES A PREFERRED STOCK

The Company has 10,000,000 shares authorized. At June 30, 2003, the Company has 4,763,699 shares of $0.50 stated value Series A Preferred Stock outstanding. All of the shares were issued for the conversion of debt to preferred stock on March 31, 2003. The holder has the option to convert to common stock at a rate of one share of common for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred have no voting rights.

DIVIDENDS

Preferred shareholders are entitled to receive preferential quarterly dividends equal to the prime rate per share, when and if declared by the Board, out of any assets that are legally available. If the Board of Directors declares that such dividends may only be payable in shares of common stock for any quarter due to the financial situation of the Company, holders of Series A preferred stock have the option of accepting the dividend paid in shares of common stock of the Company, or letting the dividend accrue for a cash payment. No dividends have been declared, accrued or paid.

LIQUIDATION RIGHTS

The holders of Series A preferred shares are entitled to be paid out of the assets of the Company, prior and in preference to any payment or distribution out of the assets of the Company to the holders of the common stock or any other class or series of capital stock.

NOTE 9 - COMMON STOCK

The Company has 25,000,000 shares authorized. At June 30, 2003, the Company has 9,096,585 shares of $0.001 par value common stock outstanding. During the year ended June 30, 2003, the Company cancelled 167,197 shares of common stock. In July, 2003 the Company increased its authorized shares to 100,000,000 of $0.001 par value common stock.

NOTE 10 - STOCK OPTION PLAN

The Company initiated a stock option plan during the year ended June 30, 2001 under which the Company could grant up to one million options. Under the plan all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants the market price of the stock was $3.75, therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of the grant subject to cancellation upon termination of employment. During the year ended June 30, 2002 the Company issued an additional 340,000 options to purchase 340,000 shares at a price of $0.50 per share. No options have been exercised. During the year ended June 30, 2003, all outstanding options were surrendered by the holders and cancelled by the Company.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTION PLAN (continued)

In November, 2002 the enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized by a majority of the shareholders as Inventive Stock Options or Nonstatutory Stock Options. The plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as amended, as an "employee stock purchase plan." The purchase price of the common stock subject to the Incentive Stock Option shall not be less than the fair market value at the date of the grant, or in the case of a principal stockholder, not less than 110% of the fair value at the date of the grant. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair value at such date. The 2002 Plan shall terminate 10 years from the date of adoption by the Company. The options are vested when granted and exercisable for 10 years from the date of the grant and subject to cancellation upon termination of employment. Under the Plan the Company has granted options to purchase 1,010,000 shares and 300,000 shares at $0.50 and $0.25, respectively. The market price at the time of the grants was $0.12.

                                    Number of      Weighted Average
                                     Option         Exercise Price
                                    ---------         -----------
 2001 Plan
   Balance at July 1, 2001            445,000         $      3.94
 Granted                              340,000                0.50
  Cancelled                           785,000                2.45
  Exercised                                --                  --
                                    ---------         -----------
   Balance at June 30, 2002                --         $        --
                                    =========         ===========
  2002 Plan
   Balance at July 1, 2001                 --                  --
                                    ---------         -----------
Granted                             1,310,000         $      0.44
  Cancelled
  Exercised                                --                  --
                                    ---------         -----------
  Balance at June 30, 2002          1,310,000         $      0.44
                                    =========         ===========

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTION PLAN (continued)

At June 30, 2002, the 1,310,000 stock options outstanding were vested and 690,000 stock options were available for issuance. The following summarizes information about June 30, 2003:

                                             Options Outstanding                              Options Exercisable
                          ----------------------------------------------------------    ---------------------------------
                                                  Weighted Avg.         Weighted                              Weighted
                               Number               Remaining             Avg.               Number             Avg.
  Range of Exercise        Outstanding at       Contractual Life        Exercise         Exercisable at       Exercise
       Prices                June 30, 2003         (in years)             Price            June 30, 2003        Price
----------------------    ------------------    ------------------    --------------    ------------------   ------------
                $0.25               300,000                  9.33     $   0.25                    300,000    $    0.25

                 0.50             1,010,000                  9.33         0.50                  1,010,000         0.50
----------------------    ------------------    ------------------    --------------    ------------------   ------------

       $ 0.25 - $0.50             1,310,000                  9.33     $   0.44                  1,310,000    $    0.44
======================    ==================    ==================    ==============    ==================   ============

No stock-based employee compensation cost is reflected in either the 2002 or 2003 net loss, as all options granted under these plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of the grant. The following table illustrates the effect in net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                           Year Ended June 30,
                                                       2003                     2002
                                                 ---------------          ---------------
Net Loss                                         $     1,035,873)         $     2,031,913)

Deduct: Stock-based employee
   compensation expense determined under
   fair value based method, net of tax                        --                       --
                                                 ---------------          ---------------

Pro forma net loss                               $    (1,035,873)         $    (2,031,913)
                                                 ===============          ===============

Basic earnings per share as recorded             $         (0.11)         $         (0.22)
                                                 ===============          ===============

Basic earnings per share pro forma *             $         (0.11)         $         (0.22)
                                                 ===============          ===============


*  Pro forma exercise would be antidilutive and not reflected herein

                        AMERICAN SOIL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTION PLAN (continued)

The per share weighted average fair values of stock options granted during the year ended June 30, 2003 was $0.12 on the date of the grant using the Black-Scholes option pricing model with the following assumptions: 1) Dividend Yield of 0%, 2) Volatility Factor of 204%, 3) Risk-Free Interest Rate of 3.38% and 4) Average Expected Option Life of 10 years.

NOTE 11 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of June 30, 2003 and 2002, the weighted average number of shares outstanding was 9,208,568 and 9,149,154, respectively. The effects of a possible Series A Preferred Stock conversion have not been included in the diluted loss per share as the effect would be anti-dilutive. The outstanding stock options are anti-dilutive, therefore, basic and diluted loss per share are the same.


                               ------------------