Form 10QSB
period 2003-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2003-11-10
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from June 30, 2003 to September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 7, 2003 the number of shares of Common Stock issued and outstanding was 9,096,585.

Transitional Small Business Disclosure Format (check one): Yes [X ] No [ ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements (Unaudited)                                   3

         Balance Sheet -September 30, 2003                                  3

         Statements of Operations -
         For the three months ended September 30, 2003 and 2002             4

         Statements of Stockholders' Equity -
         For the three months ended September 30, 2003 and 2002             5

         Statements of Cash Flow -
         For the three months ended September 30, 2003 and 2002             6

         Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                              14

Item 3.  Internal Controls                                                 17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18
Item 2.  Changes in Securities                                             18
Item 3.  Defaults Upon Senior Securities                                   18
Item 4.  Submission of Matters to a Vote of Security Holders               18
Item 5.  Other Information                                                 18
Item 6.  Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        American Soil Technologies, Inc.
                                  Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS
Current Assets
  Cash and cash equivalents                                         $    61,876
  Accounts and notes receivable                                          80,840
  Receivables from affiliates and employees                              60,000
  Inventory                                                             139,260
                                                                    -----------
  Total Current Assets                                                  341,976
                                                                    -----------

  Property, plant and equipment, net of accumulated depreciation        296,934
  Patents, net of amortization                                          529,389
  Deferred income tax asset                                           2,283,000
  Other assets                                                            4,107
                                                                    -----------

Total Assets                                                        $ 3,455,406
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                  $   278,273
  Debentures payable                                                     12,652
                                                                    -----------
  Total Current Liabilities                                             290,925
                                                                    -----------

Long-term Liabilities
  Debentures payable                                                    800,429
  Note payable                                                          502,000
                                                                    -----------

Total Liabilities                                                     1,593,354
                                                                    -----------
Stockholders' Equity
  Series A Preferred Stock, prime rate, $0.50 stated value
   preferred stock, 10,000,000 shares authorized;
   4,763,699 shares issued and outstanding                            2,381,849
  Common stock, $0.001 par value, 100,000,000 shares
   authorized; 9,096,585 shares issued and outstanding                    9,097
  Additional paid-in capital                                          7,069,252
  Retained earnings (deficit)                                        (7,598,146)
                                                                    -----------

 Total Stockholders' Equity                                           1,862,052
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 3,455,406
                                                                    ===========

              See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                             Statement of Operations
                  For the Three Months Ended September 30, 2003
                                   (Unaudited)

                                                              For the three months ended
                                                                     September 30,
                                                           -------------------------------
                                                              2003                2002
                                                           -----------         -----------
REVENUE:
   Operating revenue                                       $    46,557         $    30,781
                                                           -----------         -----------
     GROSS REVENUE                                              46,557              30,781
                                                           -----------         -----------

COST OF OPERATIONS:
   Materials and supplies                                       22,207              11,938
   Labor and payroll costs                                       5,102                  --
   Facility costs                                                1,278               1,302
   Equipment and maintenance                                     3,674                  --
   Depreciation and amortization                                20,697              11,198
                                                           -----------         -----------
     TOTAL COSTS OF OPERATIONS                                  52,958              24,438
                                                           -----------         -----------

GROSS INCOME (LOSS)                                             (6,401)              6,343
                                                           -----------         -----------

Sales & marketing costs                                          2,964               9,377
General & administrative costs                                 220,850             282,597
Interest expense                                                21,301              37,413
Research & development                                          30,772              33,713
                                                           -----------         -----------
     SALES AND ADMINISTRATIVE COSTS                            275,887             363,100
                                                           -----------         -----------

Net loss from operations                                      (282,288)           (356,757)

Gain on disposition of assets                                       --                 737
Interest income                                                     --                 139
                                                           -----------         -----------

Net loss before benefit of income taxes                       (282,288)           (355,881)

Income tax credit (provision)                                       --                  --
                                                           -----------         -----------

Loss before discontinued operations                           (282,288)           (355,881)

Discontinued Operation
   Gain on disposal of discontinued operations, net                 --              36,190
                                                           -----------         -----------

NET INCOME (LOSS)                                          $  (282,288)        $  (319,691)
                                                           ===========         ===========
Loss per share:
   Basic loss per common share                             $     (0.03)        $     (0.03)
                                                           ===========         ===========

   Weighted average shares outstanding                       9,096,585           9,258,782
                                                           ===========         ===========

          See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                        Statement of Stockholders' Equity
                  For the Three Months Ended September 30, 2003
                                   (Unaudited)

                                     Preferred Stock          Common Stock     Additional
                                --------------------      ------------------    Paid-in     Accumulated
                                Shares        Amount      Shares      Amount    Capital       Deficit        Total
                                ------        ------      ------      ------    -------       -------        -----
Balance at July 1, 2002                                  9,258,782    $9,259   $7,125,859   $(6,279,985)  $  855,133

Net Loss                                                                                       (319,691)    (319,691)
                              ----------   -----------   ---------    ------   ----------   -----------   ----------

Balance at September 30, 2002         --   $        --   9,258,782    $9,259   $7,125,859   $(6,599,676)  $  535,442
                              ==========   ===========   =========    ======   ==========   ===========   ==========


Balance at July 1, 2003        4,763,699   $ 2,381,849   9,096,585    $9,097   $7,069,252   $(7,315,858)  $2,144,340

Net Loss                                                                                       (282,288)    (282,288)
                              ----------   -----------   ---------    ------   ----------   -----------   ----------

Balance at September 30, 2003  4,763,699   $ 2,381,849   9,096,585    $9,097   $7,069,252   $(7,598,146)  $1,862,052
                              ==========   ===========   =========    ======   ==========   ===========   ==========

              See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                             Statement of Cash Flows
                 For the Threes Months Ended September 30, 2003
                                   (Unaudited)

                                                     For the three months ended
                                                             September 30,
                                                     --------------------------
                                                       2003              2002
                                                     ---------        ---------

Cash Flows From Operating Activities
  Net income (loss)                                  $(282,288)       $(319,691)
  Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities
   Amortization and depreciation                        20,697           11,198
   Gain on sale of assets, net                              --          (36,927)
  Change in assets and liabilities:
   Accounts receivable                                  80,172            9,186
   Receivables from affiliates and employees               539               --
   Inventory                                          (120,626)           4,266
   Other assets                                             --            7,738
   Accounts payable                                    154,381           46,244
   Accrued expenses                                     (6,441)           7,899
                                                     ---------        ---------
Net Cash Provided (Used) by Operating Activities      (153,566)        (270,087)
                                                     ---------        ---------
Cash Flows From Investing Activities
  Addition of property, plant and equipment           (147,118)          (2,318)
  Proceeds from sale of assets                              --           66,499
                                                     ---------        ---------
Net Cash Provided (Used) by Investing Activities      (147,118)          64,181
                                                     ---------        ---------
Cash Flows From Financing Activities
  Proceeds from notes payable                          350,000
  Redemption of debentures                              (3,046)              --
  Net borrowings on notes payable affiliates                --          213,501
                                                     ---------        ---------
Net Cash Provided (Used) by Financing Activities       346,954          213,501
                                                     ---------        ---------

NET INCREASE (DECREASE) IN CASH                         46,270            7,595

CASH AT BEGINNING OF PERIOD                             15,606           43,155
                                                     ---------        ---------

CASH AT END OF PERIOD                                $  61,876        $  50,750
                                                     =========        =========

Supplemental Disclosures
  Cash paid during this period for:
    Interest                                         $  21,301        $  37,413
                                                     =========        =========

              See accompanying notes to these financial statements

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
             For the three months ended September 30, 2003 and 2002
                                   (Unaudited)


The unaudited financial statements included herein were prepared from the records of the Company and transactions in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended June 30, 2003. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For the quarter ended September 30, 2002, certain amounts have been reclassified to conform to the current presentation and the discontinued operations.

The Board of Directors resolved to change the Company's year end from June 30 to December 31, effective as of December 31, 2003. Therefore, the Company filed its Form 10-KSB with the SEC for the June 30, 2003 year end, this September 30, 2003 Form 10-QSB and the transitional Form 10-KSB for the period ended December 31, 2003 within the prescribed time periods.

NOTE 1 - THE COMPANY

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") is incorporated in Nevada and has operated since September 22, 1993. Until January 1, 2000 the Company operated as Soil Wash Technologies, Inc.

GOING-CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,598,146, continuing losses and working capital of approximately $51,051 as of September 30, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended June 30, 2003 expressed substantial doubt about the ability of the Company to continue as a going-concern.

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

IMPAIRMENT OF LONG-LIVED ASSETS

During the year ended June 30, 2003 and the quarter ended September 30, 2003, the Company accounted for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") issued in October, 2001. SFAS No. 144 requires that entities report discontinued operations separately from continuing operations and those long-lived assets to be disposed of be valued at their fair value which is net of cost of disposal.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has applied the standards of this statement and it has had no effect on the results of operations. The impact of implementation of SFAS No. 142 is not material.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This statement requires issuers to account for certain financial instruments as liabilities that previously could be accounted for as equity and expands related disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement has a material impact on the Company's financial position or results of operations.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation and amortization of property, plant, equipment and patents for the three months ended September 30, 2003 and 2002 was $20,697 and $11,198.

Property plant and equipment consist of the following:

                                                                September 30,
                                                                    2003
                                                                 ---------
     Production equipment                                        $ 315,563
     Office equipment, furniture and fixtures                       13,288
                                                                 ---------
                                                                   328,851
        Less accumulated depreciation and amortization             (31,917)
                                                                 ---------
                                                                 $ 296,934
                                                                 =========

Accumulated amortization of patent costs was $149,828 and $109,873 at September 30, 2003 and 2002, respectively. Amortization of capitalized patent costs for the three months ended September 30, 2003 and 2002 was $9,989 and $9,989, respectively.

NOTE 4 - CONVERTIBLE DEBENTURES

The debentures mature in the first calendar quarter of 2005. All of the debentures were subscribed and at September 30, 2003 and 2002 the outstanding balance of the debt was $813,081 and $825,000, respectively. $575,000 of the debentures bear interest at 8.0% per annum and are convertible at a rate of $.50 per share and $238,081 of the debentures bear interest at 10% per annum and are convertible at a rate of $3.00 per share. If all of the remaining debentures are converted, the Company would issue an additional 1,229,361 shares. Interest expense for the three months ended September 31, 2003 and 2002 was $17,549 and $17,750, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has loans payable to companies in which a major shareholder of the Company owns a substantial interest. The loans are due on demand, subject to such demand not interfering with the operations and needs of the Company. The interest rates are the prime rate charged to the lender by its bank. During the quarters ended September 30, 2003 and 2002 interest paid was $3,752 and $19,629.

During the quarter ended March 31, 2003, one of the companies agreed to convert all of the outstanding debt to Series A Preferred Stock, which resulted in the issuance of 4,763,699 shares with a stated value of $0.50 per share. The dividend rate is equal to the prime rate for the period the Series A Preferred Shares are outstanding if and when declared by the Company. The Series A Preferred shares are convertible into shares of common stock on a one-for-one basis.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 6 - INCOME TAXES

At September 30, 2003 and 2002, the Company has approximately $9,699,000 and $8,724,000 of net operating losses available to offset future federal income tax liability and $2,642,000 and $2,429,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences. For financial purposes, a valuation allowance of $107,000 and $122,000 has been recognized to offset the deferred tax assets related to federal and state losses recorded for the three months ended September 30, 2003 and 2002.

The components of deferred tax assets and liabilities are as follows:

                                                September 30,      September 30,
                                                    2003               2002
                                                -----------        -----------
     Tax effects of carryforward benefits:
       Net operating loss carryforwards         $ 3,517,000        $ 3,167,000
                                                -----------        -----------
     Net deferred income tax assets before
      valuation allowance                         3,517,000          3,167,000
     Less valuation allowance                    (1,234,000)          (901,000)
                                                -----------        -----------
     Net deferred tax asset                     $ 2,283,000        $ 2,306,000
                                                ===========        ===========

Income tax benefits for the three months ended September 30, 2003 and 2002 include the following components:

                                                September 30,      September 30,
                                                    2003               2002
                                                -----------        -----------

     Income Taxes:
       Federal                                   $  96,000          $ 108,000
       State                                        11,000             14,000
                                                 ---------          ---------
     Total income tax benefit                      107,000            122,000
     Valuation allowance                          (107,000)          (122,000)
                                                 ---------          ---------
     otal income tax benefit (provision)         $      --          $      --
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

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


OTE 6 - INCOME TAXES (CONTINUED)

                                      Federal             State
         Expiration                    Amount            Amount
         ----------                    ------            ------
             2003                 $        --        $    78,000
             2004                          --            279,000
             2005                          --            481,000
             2006                          --          1,016,000
             2007                     130,000            506,000
             2008                   1,074,000            282,000
             2009                   1,058,000                 --
             2010                   1,016,000                 --
             2012                     915,000                 --
             2017                     510,000                 --
             2018                     156,000                 --
             2019                     558,000                 --
             2020                     961,000                 --
             2021                   2,026,000                 --
             2022                   1,013,000                 --
             2023                     282,000                 --
                                  -----------        -----------
            Total                 $ 9,699,000        $ 2,642,000
                                  ===========        ===========

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2023; therefore, no additional valuation reserve has been provided for this asset.

NOTE 7 - COMMON STOCK

At September 30, 2003 and 2002, the Company had 9,096,585 and 9,258,782 shares outstanding, respectively. The Company has 100,000,000 shares of $0.001 par value authorized.

NOTE 8 - LOSS PER COMMON SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of September 30, 2003 and 2002, the weighted average number of shares outstanding was 9,096,585 and 9,258,782, respectively. There were no dilutive items outstanding; therefore, basic and diluted losses per share are the same.

NOTE 9 - SERIES A PREFERRED STOCK

The Company has 10,000,000 shares authorized. At September 30, 2003, the Company has 4,763,699 shares of $0.50 stated value Series A Preferred Stock outstanding. All of the shares were issued for the conversion of debt to preferred stock on March 31, 2003. The holder has the option to convert to common stock at a rate of one share of common for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred have no voting rights.

                        American Soil Technologies, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 9 - SERIES A PREFERRED STOCK (CONTINUED)

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

NOTE 10 - STOCK OPTION PLAN

In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized by a majority of the shareholders as Inventive Stock Options or Nonstatutory Stock Options. The plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as amended, as an "employee stock purchase plan." The purchase price of the common stock subject to the Incentive Stock Option shall not be less than the fair market value at the date of the grant, or in the case of a principal stockholder, not less than 110% of the fair value at the date of the grant. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair value at such date. The 2002 Plan shall terminate 10 years from the date of adoption by the Company. The options are vested when granted and exercisable for 10 years from the date of the grant and subject to cancellation upon termination of employment. Under the Plan, the Company has granted options to purchase 1,010,000 shares and 300,000 shares at $0.50 and $0.25, respectively. The market price at the time of the grants was $0.12. At September 30, 2003, the 1,310,000 stock options outstanding were vested and 690,000 stock options were available for issuance.

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

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide non-hazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, the Company acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. During the fiscal year ended June 30, 2001, the Company discontinued operations of its soil remediation business. During the fiscal years ended June 30, 2002, and June 30, 2003, the Company devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:


                                       Three Months Ended    Three Months Ended
                                       September 30, 2003    September 30, 2002
                                       ------------------    ------------------
                                           (unaudited)
(unaudited)
Statement of Operations Data:
  Revenue                                  $   46,557           $   30,781
  Loss from Continuing Operations          $ (282,288)          $ (355,881)
  Income (Loss) from Discontinued
   Operations                              $        0           $  (36,190)
  (Net Loss)                               $ (282,288)          $ (319,691)
  (Net Loss) Per Share                     $    (0.03)          $    (0.03)
Balance Sheet Data:
  Current Assets                           $  341,976           $  253,402
  Total Property & Equipment, Net          $  296,934           $   27,779
  Patents, Net                             $  529,389           $  569,343
  Deferred Tax Asset                       $2,283,000           $2,603,000
  Total Assets                             $3,455,406           $3,162,535
  Total Current Liabilities                $  290,925           $  924,592
  Accumulated Deficit                      $7,598,146           $6,599,676
  Stockholders Equity                      $1,862,052           $  535,442

THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

REVENUES

Revenues from operations for the three months ended September 30, 2003 were $46,557 compared to $30,781 for the same period in 2002, an increase of 34%.

COST OF SALES

Cost of goods sold increased from $24,438 for the three months ended September 30, 2002 to $52,958 for the three months ended September 30, 2003, excluding the sale of the Company's Soil Wash division operations. This is an increase of 54%.

INVENTORY

The Company believes that adequate supplies of raw materials are available to meet its current and anticipated requirements without disruption of its delivery chain. The Company intends to add additional storage and distribution facilities as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses decreased 15% over the same period in 2002. These decreases are due to lower interest charges in that a large portion of the debt has been converted to equity, less research and development expenses, and lower general and administrative costs. On an annual basis, the Company expects that costs will increase based on three quarters of operating under our new distribution agreements but these relationships as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations is experienced in that the Company has more products and two distinct markets to administer, agriculture and turf. It is also anticipated that costs associated with public companies will increase. Interest expense is expected to increase in the next year as a result of the interest on the convertible debentures and other debt of the Company.

INCOME TAXES

The Company has recognized an income tax benefit in prior periods of its operating losses based on the Company's expectation that it will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carry forward and therefore reduced cash outlay for taxes in future periods. For the current three months, the Company recorded a valuation reserve of $107,000 to fully reduce the tax benefit for this period and has recognized a cumulative valuations reserve in the current and prior periods of $1,234,000. With the disposition of a major segment of the business, the Company believes that deferral of the recognition of any additional benefit of the net operating loss carry forward until its remaining revenue sources are determined to be sufficient to generate income to offset the already recorded benefit of $2,283,000.

NET LOSS

The Company experienced a net loss from continuing operations of $282,288 for the three months ended September 30, 2003 as compared to a net loss from continuing and discontinued operations of $319,691 for the three months ended September 30, 2002, for the reasons detailed above, including: (1) a decrease in operating costs in 2003 and (2) the 2002 gain on disposal of discontinued operations of $36,190. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products increased from $30,781 for the three months ended September 30, 2002 to $46,557 for the three months ended September 30, 2003. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $61,876 and $50,750 at September 30, 2003 and 2002, respectively. Net cash used by operations was $153,566 for the period ended September 30, 2003 compared to net cash used by operations of $270,087 for the comparable period ended September 30, 2002.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the third and fourth calendar quarters of 2002; however they were extended until the first quarter of 2005. All of the debentures were subscribed and at September 30, 2003 and 2002 the outstanding balances of the debt were $813,081 and $825,000 respectively. During 2001, $250,000 of debentures was converted into 83,334 shares of stock and during 2002 the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At September 30, 2003 debentures consisted of $575,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $238,081 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,229,361 shares. Interest expense for the three months ended September 30, 2003 and 2002 was $17,549 and $17,750, respectively.

The Company has working capital (current assets less current liabilities) of $51,051 as of September 30, 2003 compared to a deficit in working capital of $611,190 as of September 30, 2002. The positive change in working capital is because the debentures payable are no longer current.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,598,146 and has working capital of $51,051 as of September 30, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. To date, the Company has financed its operations principally through its sales activities and the placement of convertible debentures as well as loans from its principal shareholder. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

 No.                                 Title
 ---                                 -----
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K filed: None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 10, 2003                AMERICAN SOIL TECHNOLOGIES, INC.


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