Form 10KSB
period 2003-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2004-03-30
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended _________________

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from July 1, 2003 to December 31, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

For the six months ended December 31, 2003, the Company's revenue was $101,924.

As of March 2, 2004, the number of shares of Common Stock outstanding was 9,096,585. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of March 2, 2004 was approximately $1,955,515 (based upon 3,784,344 shares at $0.51 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); (iii) Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 11, 2001 (File No. 000-22855); (iv) Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002; (v) Form 10-QSB for the quarterly period ended September 30, 2002, filed on November 13, 2002; (vi) Form 10-QSB for the quarterly period ended December 31, 2002, filed on February 19, 2003; and (vii) Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003 are incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

ITEM 1.  DESCRIPTION OF BUSINESS...........................................  1

ITEM 2.  DESCRIPTION OF PROPERTY...........................................  5

ITEM 3.  LEGAL PROCEEDINGS.................................................  5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  5

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS.........  6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................  7

ITEM 7.  FINANCIAL STATEMENTS.............................................. 13

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.......................................... 13

ITEM 8A. CONTROLS AND PROCEDURES........................................... 13

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................. 14

ITEM 10. EXECUTIVE COMPENSATION............................................ 16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS................................... 18

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 20

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K................................... 20

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 21

SIGNATURES................................................................. 23

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

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., (the "Company") was incorporated in California on September 22, 1993.

ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

Not Applicable.

ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc. ("New Directions") wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999. Under the agreement, New Directions would sell to one of its directors the operating subsidiary in exchange for the cancellation of options and the shareholders of New Directions would receive one share of the Company for each fifteen shares of New Directions. The existing officers and directors of New Directions resigned and officers and directors nominated by the Company were appointed. The Company's fiscal year end was changed to June 30. In addition, effective as of the close of business on December 31, 1999, the Company acquired in exchange for 2,360,323 shares of stock all of the assets including licenses, patents, and contracts, and certain liabilities of Polymers, Plus LLC ("Polymers"), changed its name from Soil Wash Technologies, Inc. to American Soil Technologies, Inc. and changed its state of domicile to Nevada.

In June 2001, the Company sold its book of business for soil remediation in San Diego, California. In May 2002, the Company decided to discontinue its soil remediation business. In connection with the discontinuance of this segment of the business in the year ended June 30, 2002 the Company incurred a charge of $369,601 related to the write-down to estimated net market value of the idle plant assets. The disposition of the soil remediation operations represents the disposal of a business segment under SFAS 144 Accounting for Impairment or Disposal of Long-lived Assets. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

BUSINESS OF ISSUER

PRINCIPAL PRODUCTS AND THEIR MARKET

The Company develops, manufactures and markets cutting-edge technology that decreases the need for water in dry land farming, irrigated farming and other plant growing environments while increasing crop yield and reducing the environmental damage caused by common farming practices.

The Company manufactures two primary products: Agriblend(R), a patented soil amendment developed for agriculture, and Nutrimoist(TM), developed for homes, parks, golf courses and other turf related applications.

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

On August 15, 2002, the Company entered into a Distribution Agreement with Gigot Agra Services of Garden City, Kansas. Gigot Agra aggressively sells the Company's products in Kansas, Oklahoma, Nebraska, Colorado and the northern portions of Texas and New Mexico.

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

On June 26, 2003, the Company entered into a Distributorship Agreement with The Pacific Tree Company of Bakersfield California. Pursuant to the Agreement, Pacific Tree became the exclusive distributor of the Company's products for the Paulownia Megafolia Tree in the United States.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT

On December 18, 2003, we announced that we received delivery of the prototype of our new injection machine designed to install our products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. We exhibited the injection machine at the Golf Course Superintendents Association of America (GCSAA) International Golf Course Conference and Show in San Diego, California from February 9 through February 14, 2004.

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

INTELLECTUAL PROPERTY

PATENTS

The Company has filed three new patent applications with the U S Patent office on a machine designed to install the Company's product Nutrimoist L(R) into mature turf.

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

RESEARCH AND DEVELOPMENT COSTS

The Company spent $41,935on research and development during the six months ended December 31, 2003 as compared to $74,959 spent on research and development during the year ended June 30, 2003.

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

EMPLOYEES

As of the date hereof, the Company has eight full-time employees and two part-time employees. While the Company does anticipate a small increase in its number of employees, it does not anticipate that it will hire more than five to ten additional employees during calendar year 2004. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases, with a 90 day cancellation clause, approximately 2,600 square feet located at a facility in Pasadena, California, which includes office and storage space. All of the Company's operations are conducted from this facility which requires monthly rental payments of approximately $885.71. The Company rents storage space in Tucson and Phoenix, Arizona for a minimum amount of approximately $200 per month. As of March 31, 2004, the Company will be occupying and new space at 12224 Montague Street, Pacoima, California, 91331. The new space will be leased from an affiliated entity.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

The Company's Common Stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of the Company's Common Stock without retail mark-up, mark-down or commissions:

                                                High              Low
                                                ----              ---
2001
     First Quarter..........................    2.75              1.13
     Second Quarter.........................    1.19              0.68
     Third Quarter..........................    1.30              0.36
     Fourth Quarter.........................    0.77              0.40

2002
     First Quarter..........................    0.42              0.30
     Second Quarter.........................    0.30              0.12
     Third Quarter..........................    0.63              0.10
     Fourth Quarter.........................    0.20              0.05

2003
     First Quarter..........................    0.18              0.04
     Second Quarter.........................    0.10              0.03
     Third Quarter..........................    0.11              0.07
     Fourth Quarter.........................    0.31              0.13

On March 2, 2004, the closing sale price was $0.51.

The above quotations are inter-dealer quotations from market makers of the Company's stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of March 2, 2004, there were [170] shareholders holding certificated securities and approximately [339] shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. The Company's transfer agent is Atlas Stock Transfer, 5899 South State, Murray, Utah 84107.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, selected financial information for the Company:

                                    Six Months Ended         Year Ended          Year Ended
                                    December 31, 2003      June 30, 2003       June 30, 2002
                                    -----------------      -------------       -------------
                                        (Audited)            (Audited)           (Audited)
Statement of Operations Data:
Revenue                               $    101,924         $   479,338         $   203,450
Loss From Continuing Operations           (661,291)         (1,099,616)         (1,154,267)
Gain/(Loss) From Discontinued
Operations                                       0              63,743            (877,646)
(Net Loss)                              (2,944,291)         (1,035,873)         (2,031,913)
(Continuing Operations) Loss Per
Share                                 $      (0.32)              (0.12)              (0.12)
(Discontinued Operations)
Income/(Loss) Per Share                        n/a                0.01               (0.10)
(Net Loss) Per Share                  $      (0.32)              (0.11)              (0.22)

Balance Sheet Data:
Current Assets                        $    264,161         $   255,791         $   287,919
Total Property & Equipment, Net            485,082             160,524              27,583
Patents, Net                               491,847             539,378             579,332
Deferred Tax Asset                               0           2,283,000           2,306,000
Total Assets                          $  1,315,121         $ 3,242,800         $ 3,214,582
Total Current Liabilities                  362,966             130,333             870,449
Accumulated Deficit                    (10,260,149)         (7,315,858)         (6,279,985)
Stockholders' Equity                      (799,951)          2,144,340             855,133

SIX MONTHS ENDED DECEMBER 31, 2003

GENERAL

The Company changed its fiscal year end from June 30, to December 31. June 30, 2003 was the last fiscal year to end on June 30, 2003. The discussions below relate to the six months ended December 31, 2003 without direct comparison to a prior fiscal period.

REVENUES

Revenues for the six months ended December 31, 2003 were $101,924. The Company's revenues in this period were comprised of sales of Stockopam and Stockosorb representing approximately 53% and 45% of total revenue respectively. Approximately 35% of sales were to a single customer. Three other customers comprised an additional approximately 40% of revenue.

COST OF SALES

Gross margins varied significantly between the Stockopam and Stockosorb products. The gross margin for the period ended December 31, 2003 was 9% compared to 28% for the year ended June 30, 2003. The largest single reason for the decrease in the gross margin was that there were sales of $96,000 of AgriBlend in the period ended June 30, 2003. These sales had almost a 48% gross margin. There were no AgriBlend sales in the period ended December 31, 2003. The gross margins on the Stockopam and Stockosorb have been approximately 30%. There are certain fixed costs that are allocated to the cost of sales that have a greater effect on the gross margin in the period ended December 31, 2003 because of the significantly lower sales volume.

INVENTORY

Inventory balances increased to $180,463 at December 31, 2003 from $18,634 at June 30, 2003. The Company previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reducing materials' costs by ordering in bulk, the Company began to inventory larger volumes of raw materials in the period ended December 31, 2003.

OPERATING EXPENSES

Approximately 42% of operating expenses for the period ended December 31, 2003 are comprised of payroll and consulting expenses. This compares to approximately 49% for such expenses for the year ended June 30, 2003. The Company anticipates that it will require additional personnel in marketing and sales in order to bring brand and market recognition to its Nutrimoist product and the related newly developed installation equipment. The Company incurred increases in its insurance related costs during the period ended December 31, 2003. These increase appear to be unrelated to the Company but rather part of the insurance environment in general. The Company also increased in marketing efforts in the period ended December 31, 2003, resulting in higher costs.

INCOME TAXES

The Company had previously recorded a net deferred income tax asset of $2,283,000. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset. The effect of this change in estimate was to increase the net loss by $2,283,000 for the six month period ended December 31, 2003.

FISCAL YEAR ENDED JUNE 30, 2003 (AUDITED) COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002 (AUDITED)

REVENUES

Revenues for the year ended June 30, 2003 were $479,338 compared to $203,450 for the same period in 2002. Revenue from the discontinued Soil Wash operations decreased from $1,500 to $0 as a result of the cessation of operations of that division due to the non-renewal of its lease. Accordingly, results of this segment of the business have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $31,720 and $15,606 at December 31, 2003 and at June 30, 2003, respectively. Net cash used by operations was $536,526 for six months ended December 31, 2003 as compared to $1,006,914 for the year ended June 30, 2003 compared to net cash used by operations of $679,699 for the comparable year ended June 30, 2002. The Company has historically relied upon one its officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at December 31, 2003 and the outstanding balances of the debentures was $805,,056, and at June 30, 2003 and 2002 the outstanding balances of the debt were $816,127 and $825,000, respectively. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and during 2002 the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At December 31, 2003 debentures consisted of $570,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $235,056 of 10% per annum convertible at a rate of $3.00 per share and at June 30, 2003 debentures consisted of $566,127 of 8% per annum convertible debentures at a rate of $0.50 per share and $250,000 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,215,587 shares. Interest expense for the six months ended December 31, 2003 was $54,058 and interest expense for the year ended June 30, 2003 and 2002 was $70,477 and $112,705, respectively.

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

The Company has working capital (deficiency) (current assets less current liabilities) of $(98,805) as of December 31, 2003 and $125,458 as of June 30, 2003 compared to a deficit in working capital $(582,530) as of June 30, 2002. The positive change in working capital is because the debentures payable is no longer current.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $10,260 and has a working capital deficit of approximately $99,000 as of December 31, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company had previously recorded a net deferred income tax asset of $2,283,000. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset. The effect of this change in estimate was to increase the net loss by $2,283,000 for the six month period ended December 31, 2003.

The Company has capitalized approximately $380,000 associated with the construction of a demonstration injection machine. The Company intends to place the machine in service in the fiscal year ended December 31, 2004. Management beilieves that although the capitalized costs exceed a value at which the unit could be sold, the Company will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which the Company has based its plan of operations. The carrying value of these licensing rights was $492,000 at December 31, 2003.

The Company has demand notes payable with a total principal balance of $979,000 at December 31, 2003. These notes are held by the Company's controlling shareholder. The Company has received assurances from the controlling shareholder that the notes will not be called within the next year. Accordingly, the Company has not classified the debt as current.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 17, 2004, the Board of Directors of the Company dismissed James C. Marshall, C.P.A., P.C. ("Marshall") as its independent auditors for the six months ended December 31, 2003 and approved the engagement of Epstein Weber & Conover, PLC, Certified Public Accountants ("Epstein") as Marshall's replacement. Marshall had previously been the Company's independent auditor. The decision to change auditors was approved by the Company's Board of Directors.

Since the date of their engagement on January 3, 2000, there have been no disagreements with Marshall on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Marshall would have caused Marshall to make reference to the matter in their report.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The directors and executive officers of the Company are as follows:

Name                       Age                   Position
----                       ---                   --------
Carl P. Ranno              64       Director, Chief Executive Officer, President
Ken Lew                    47       Director, Chief Financial Officer
Neil C. Kitchen            57       Director, Vice President
Diana Visco                46       Secretary
Louie Visco                88       Chairman of the Board of Directors
Scott Baker                47       Director
Johnny Dickinson           63       Vice President Marketing

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

MS. DIANA VISCO, SECRETARY, Diana Visco, Company Secretary, has worked with Soil Wash Technologies, Inc. since January 1999. Prior to that she worked for 21 years with the Americana Leadership College, Inc. traveling to all of its offices and conferences across the USA/Caribbean in addition to Australia, New Zealand, Canada and Europe. Ms Visco spent several years as a traveling administrator and spent her final years as International Administrator handling all aspects of finance, administration as well as marketing and promotion in addition to being assistant to the President of the company. She is the daughter of Mr. Louie Visco, a director of the Company.

MR. LOUIE VISCO, DIRECTOR, has served as Chairman of the Board of the Company since 2000. He is principal owner of the Benz Group, a privately held holding company founded in 1934. Mr. Visco founded Universal By-Products, Inc., the first publicly held solid waste company in the United States. Waste Management Inc., the world's largest waste management company, acquired the company in 1972. Over the past 50 years, Mr. Visco has served as a director on the boards of privately and publicly held companies.

MR. SCOTT BAKER, DIRECTOR, has practiced law in Arizona for the past 19 years. He graduated from the University of Arizona with a B.S. in business in 1978 and obtained his J.D. from the University of Arizona in 1981. As a general practitioner, he has appeared before the U.S. District Tax Court and the U.S. District Court.

MR. JOHNNY DICKINSON, VICE PRESIDENT MARKETING, prior to joining the Company, Mr. Dickinson served for more than 30 years at John Deere, most recently as Division Manager of Worldwide Marketing for the past ten years. He received his B.A. degree in Finance and Marketing from Eastern New Mexico University.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for the Company's officers for the six months ended December 31, 2003 and for the fiscal years 2003, 2002 and 2001. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

                                        ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                  -----------------------------   -------------------------------------
                                                                           Awards              Payouts
                                                                  -------------------------    -------
                                                       Other
                                                       Annual     Restricted    Securities                 All Other
                                                       Compen-       Stock      Underlying       LTIP       Compen-
                       Year     Salary($)    Bonus($)  sation($)   Awards($)  Options/SARs(#)  Payouts($)  sation($)
                       ----     ---------    --------  ---------   ---------  ---------------  ----------  ---------
Carl P. Ranno, CEO,
President(1)          2003(2)    $ 60,000      $0        $0        $     0            0           $0           $0
                      2003       $120,000      $0        $0        $     0      150,000           $0           $0
                      2002       $ 58,200      $0        $0        $ 2,050            0           $0           $0

Ken Lew, CFO(3)       2003(2)    $ 26,000      $0        $0        $     0            0           $0           $0
                      2003       $ 23,000      $0        $0        $     0      150,000           $0           $0
                      2002       $      0      $0        $0        $11,400            0           $0           $0
                      2001       $      0      $0        $0        $     0            0           $0           $0
Neil C. Kitchen,
Vice President(4)     2003(2)    $ 39,742      $0        $0        $     0            0           $0           $0
                      2003       $ 79,484      $0        $0        $     0      150,000           $0           $0
                      2002       $ 79,484      $0        $0        $     0            0           $0           $0
                      2001       $ 79,484      $0        $0        $     0            0           $0           $0
Diana Visco,
Secretary(5)          2003(2)    $ 26,000      $0        $0        $     0            0           $0           $0
                      2003       $ 44,858      $0        $0        $     0       60,000           $0           $0
                      2002       $ 39,264      $0        $0        $     0            0           $0           $0
Johnny Dickinson, VP
-Marketing(6)         2003(2)    $ 26,000      $0        $0        $     0            0           $0           $0
                      2003       $ 52,000      $0        $0        $     0       60,000           $0           $0
                      2002       $ 32,600      $0        $0        $     0            0           $0           $0
                      2001       $ 51,800      $0        $0        $     0            0           $0           $0

----------
1.   Appointed Chief Executive Officer and President on May 2, 2002.
2.   Compensation for the six months ended December 31, 2003.
3. Secretary from 2000 through May 1, 2002 and appointed Chief Financial Officer on May 2, 2002.
4. President from July 2000 through May 1, 2002 and appointed Vice President on May 2, 2002.
5.   Appointed Secretary on May 2, 2002.
6.   Appointed Vice President -Marketing in September 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS

                                              Number of    Percent of total
                                              Securities     options/SARs
                                              Underlying      granted to
                                             Options/SARs    employees in      Exercise or
      Name                     Date           granted(#)     fiscal year     base price($/Sh)    Expiration date
      ----                     ----           ----------     -----------     ----------------    ---------------
Carl P. Ranno, CEO,      Six Months Ended
President                December 31, 2003           0             0%            $0                   N/A
                         Fiscal Year Ended
                         June 30, 2003         150,000          11.5%            $0.50/Sh             06/30/12

Ken Lew, CFO             Six Months Ended
                         December 31, 2003           0             0%            $0                   N/A
                         Fiscal Year Ended
                         June 30, 2003         150,000          11.5%            $0.50/Sh             06/30/12

Neil C. Kitchen, VP      Six Months Ended
                         December 31, 2003           0             0%            $0                   N/A
                         Fiscal Year Ended
                         June 30, 2003         150,000          11.5%            $0.50/Sh             06/30/12

Diana Visco,             Six Months Ended
Secretary                December 31, 2003          0              0%            $0                   N/A
                         Fiscal Year Ended
                         June 30, 2003         60,000            4.6%            $0.50/Sh             06/30/12

Johnny Dickinson, VP-    Six Months Ended
Marketing                December 31, 2003          0              0%            $0                   N/A
                         Fiscal Year Ended
                         June 30, 2003         60,000            4.6%            $0.50/Sh             06/30/12

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

STOCK OPTION PLAN

The Company's shareholders adopted a Stock Option Plan on November 8, 2002 (the "2002 Plan"). Under the 2002 Plan, 2,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2002 Plan, options may be granted to our key employees, officers, directors or consultants. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2002 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted.

The 2002 Plan shall terminate ten years from the date of its adoption by the Company's shareholders, and no option shall be granted after termination of the 2002 Plan. Subject to certain restrictions, the 2002 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

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

                                            Amount and Nature of      Percent
Name and Address of Beneficial Owners(1)    Beneficial Ownership    Ownership(2)
----------------------------------------    --------------------    ------------
Carl P. Ranno                                    362,500 (3)             3.9%
Ken Lew                                          374,700 (4)             4.0%
Neil C. Kitchen                                1,476,855 (5)            16.1%
Diana Visco                                       60,000 (6)               *
Louie Visco                                    9,194,264 (7)            60.6%
Scott Baker                                      479,818 (8)             5.1%
Johnny Dickinson                                 110,000 (9)             1.2%
All executive officers and directors
 as a group (7 persons)                       12,098,137                75.9%
The Benz Group                                 8,044,264 (10)           57.4%
FLD Corporation                                1,000,000 (11)            9.7%
----------
*    Less than 1%.
1. C/o the Company's address, 215 N Marengo Suite 110, Pasadena, CA 91101, unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
4. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
5. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012 and a debenture convertible into 50,000 shares of Common Stock expiring on June 22, 2004.
6. Consists of options to purchase 60,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
7. Consists of 3,280,565 shares of Common Stock, 4,763,699 shares of Preferred Stock convertible into 4,763,699 shares of Common Stock held in the name of The Benz Group, a company in which Mr. Visco owns a majority interest; a debenture convertible into 500,000 shares of Common Stock expiring on February 1, 2005 and a debenture convertible into 500,000 shares of Common Stock expiring on March 27, 2005 held in the name of FLD Corporation, a company in which Mr. Visco owns a majority interest; and options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
8. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
9. Includes options to purchase 60,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
10. Includes 4,763,699 shares of Preferred Stock convertible into 4,763,699 shares of Common Stock.
11. Consists of a debenture convertible into 500,000 shares of Common Stock expiring on February 1, 2005 and a debenture convertible into 500,000 shares of Common Stock expiring on March 27, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Neil C. Kitchen, a Director and Vice President, has a $25,000 Debenture with the Company which is convertible at $0.50 per share with interest at 10%, expiring on June 22, 2004.

Louie Visco, Director, is an owner and director of FLD Corporation, the holder of two $250,000 Debentures convertible at $0.50 per share with interest at 10%, expiring on February 1, 2005 and March 27, 2005, respectively.

Louie Visco, Director, is an owner and director of Benz Group, the holder of 3,280,565 shares of Common Stock, 4,763,699 shares of Preferred Stock convertible into 4,763,699 shares of Common Stock.

The Company leases approximately 2,600 square feet located at a facility in Pasadena, California, which includes office and storage space, from Benz Group, a company owned and controlled by Louie Visco, one of our directors and major shareholders. All of the Company's operations are conducted from this facility. The lease expired on August 2, 2003 and the Company continued to lease the space on a month-to-month basis at approximately $3,420 per month. As of March 31, 2004, the Company will be occupying and new space at 12224 Montague Street, Pacoima, California, 91331. The new space will be leased from an affiliated entity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

       3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997(1)
       3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997(1)
       3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2001(2)
       3.4    Bylaws of New Directions Manufacturing, Inc., dated May 29,
              1997(1)
       3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998(1)
       4.1    Convertible Debenture - Lump Sum Contribution (Form)(1)
       4.2    Convertible Debenture - Incremental (Form)(2)
       10.1 License Agreement between Ron Salestrom, American Soils Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000(2)
       10.2   Employment Agreement with Ronald Salestrom, dated January 4,
              2003(3)
       10.3 Licensing Agreement between Soil Wash Technologies, Inc. and Site Remediation Services Limited, dated June 24, 1999(2)
       10.4 Non-Disclosure and Non-Circumvent Agreement with BioPlusNutrients, L.L.C, dated July 25, 2001(4)
       10.5 Distributorship Agreement with Agriblend(R)Australia P.T.Y., Ltd., dated September 1, 2000(4)
       10.6 Distributorship Agreement with Ag Specialties, LLC, dated June 27, 2002(5)
       10.7 Distribution Agreement with Gigot Agra Services effective date August 15, 2002(6)
       10.8 Distributorship Agreement with Stockhausen, Inc., dated August 20, 2002(5)
       10.9 Distributorship Agreement with Bentonite Performance Minerals, dated August 26, 2002(5)

       10.10 Distributorship Agreement with J T Water Management, dated September 20, 2002(5)
       10.11 Distributor Agreement with The Amber Group, LLC, dated January 14, 2003(7)
       10.12 Distributorship Agreement with X-Treme Green Landcare, dated October 11, 2002(6)
       10.13  Distributorship Agreement with Pacific Tree, dated June 27,
              2003(3)
       31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

----------
1. Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.
4. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 11, 2001.
5. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002.
6. Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended September 30, 2002 filed on November 13, 2003.
7. Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended December 31, 2002, filed on February 19, 2003.

b. Reports on Form 8-K

On February 18, 2004, the Company filed a Current Report on Form 8-K disclosing its change in audit firms. On February 27, 2004, the Company filed an Amended Current Report on Form 8-K, amending the letter from its former audit firm required to be included as an exhibit to the report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MARSHALL

Marshall was the Company's independent auditor and examined the financial statements of the Company for the fiscal years ending June 30, 2003 and June 30, 2002. Marshall performed the services listed below and was paid the fees listed below for the fiscal years ended June 30, 2003 and June 30, 2002.

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

AUDIT COMMITTEE

The Company does not have an audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                   AMERICAN SOIL TECHNOLOGIES, INC.


DATED: March 29, 2004              By: /s/ Carl P. Ranno
                                       ---------------------------------------
                                       Carl P. Ranno
                                       Director, Chief Executive Officer, and
                                       President (Principal Executive Officer)

DATED: March 29, 2004              By: /s/ Ken Lew
                                       ---------------------------------------
                                       Ken Lew
                                       Director, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


DATED: March 29, 2004              By: /s/ Neil C. Kitchen
                                       ---------------------------------------
                                       Neil C. Kitchen
                                       Director, Vice President

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of American Soil Technologies, Inc.:

We have audited the  accompanying  consolidated  balance  sheet of American Soil
Technologies, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the six month period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. as of December 31, 2003, and the results of its operations and cash flows for the six month period ended December 31, 2003, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, cash flow deficiencies from operations and has negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
March 19, 2004

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS
  Cash and cash equivalents                                                     $     31,720
  Accounts receivable, net of allowance of doubtful accounts of $4,107                28,308
  Employee advances                                                                    4,500
  Inventory                                                                          180,463
  Prepaid expenses and other current assets                                           19,170
                                                                                ------------
      Total current assets                                                           264,161
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $18,175                   485,082
DEPOSITS AND OTHER ASSETS                                                             14,031
INTELLECTUAL PROPERTY, net of accumulated
  amortization of $187,370                                                           491,847
RELATED PARTY NOTES RECEIVABLE                                                        60,000

                                                                                ------------
      TOTAL ASSETS                                                              $  1,315,121
                                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
  Accounts payable                                                              $    255,531
  Accrued liabilities                                                                  8,933
  Notes payable - current portion                                                      7,470
  Capital lease obligation - current portion                                           8,010
  Debentures payable to related parties - current portion                             83,022
                                                                                ------------
      Total current liabilities                                                      362,966
NOTES PAYABLE - long-term portion                                                     41,072
CAPITAL LEASE OBLIGATION - long-term portion                                          10,000
NOTES PAYABLE TO RELATED PARTIES                                                     979,000
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                            722,034
                                                                                ------------
      Total liabilities                                                            2,115,072
                                                                                ------------
STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.50 par value, 10,000,000 shares
   authorized, 4,763,699 shares issued and outstanding                             2,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
    9,096,585 shares issued and outstanding                                            9,097
  Paid in capital                                                                  7,069,252
  Accumulated deficit                                                            (10,260,149)
                                                                                ------------
      Total stockholders' deficit                                                   (799,951)
                                                                                ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  1,315,121
                                                                                ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND YEAR ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

                                             Six Months Ended        Twelve Months Ended
                                             December 31, 2003         June 30, 2003
                                             -----------------         -------------
NET REVENUES                                    $   101,924             $   479,339
                                                -----------             -----------

COST OF GOODS SOLD                                   92,359                 344,206
                                                -----------             -----------
GROSS INCOME                                          9,565                 135,133
                                                -----------             -----------
OPERATING EXPENSES
  General and administrative                        490,199                 909,530
  Sales and marketing                                60,341                  50,117
  Research and development                           41,935                  74,959
  Amortization                                       23,421                  39,954
                                                -----------             -----------
      Total operating expenses                      615,896               1,074,560
                                                -----------             -----------
OPERATING LOSS                                     (606,331)               (939,427)
                                                -----------             -----------
OTHER (INCOME)/EXPENSE
  (Gain)/loss on disposition of assets                  912                    (905)
  Interest expense and related costs                 54,048                 138,268
  Interest income                                        --                    (174)
                                                -----------             -----------
      Total other (income)/expense                   54,960                 137,189
                                                -----------             -----------
LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                           (661,291)             (1,076,616)
                                                -----------             -----------

INCOME TAX  PROVISION                             2,283,000                  23,000
                                                -----------             -----------

LOSS BEFORE DISCONTINUED OPERATIONS              (2,944,291)             (1,099,616)
                                                -----------             -----------

GAIN ON DISCONTINUED OPERATIONS                          --                  63,743
                                                -----------             -----------
NET LOSS                                         (2,944,291)            $(1,035,873)
                                                ===========             ===========
NET INCOME PER SHARE:
BASIC:
  Loss from continuing operations               $     (0.32)            $     (0.12)
  Income from discontinued operations                    --                    0.01
                                                -----------             -----------
                                                $     (0.32)            $     (0.11)
                                                ===========             ===========
DILUTED:
  Loss from continuing operations               $     (0.32)            $     (0.12)
  Income from discontinued operations                    --                    0.01
                                                -----------             -----------
                                                $     (0.32)            $     (0.11)
                                                ===========             ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                           9,096,585               9,208,568
                                                ===========             ===========
  Diluted                                         9,096,585               9,208,568
                                                ===========             ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
SIX MONTHS ENDED DECEMBER 31, 2003 AND YEAR ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

                                                 Common Stock                    Preferred A
                                             Shares         Amount         Shares            Amount
                                             ------         ------         ------            ------
BALANCE JULY 1, 2002                       9,258,782       $ 9,259               --       $        --

  Debt conversion to preferred stock                                      4,763,699         2,381,849

  Cancellation of common shares             (162,197)         (162)

  Net loss
                                          ----------       -------       ----------       -----------

BALANCE JUNE 30, 2003                      9,096,585         9,097        4,763,699         2,381,849

 Net loss
                                          ----------       -------       ----------       -----------

BALANCE DECEMBER 31, 2003                  9,096,585       $ 9,097        4,763,699       $ 2,381,849
                                          ==========       =======       ==========       ===========

                                            Paid-in       Accumulated
                                            Capital         Deficit              Total
                                            -------         -------              -----
BALANCE JULY 1, 2002                      $7,125,859      $ (6,279,985)      $   855,133

  Debt conversion to preferred stock                                           2,381,849

  Cancellation of common shares              (56,607)                            (56,769)

  Net loss                                                  (1,035,873)       (1,035,873)
                                          ----------      ------------       -----------

BALANCE JUNE 30, 2003                      7,069,252        (7,315,858)        2,144,340

 Net loss                                                   (2,944,291)       (2,944,291)
                                          ----------      ------------       -----------

BALANCE DECEMBER 31, 2003                 $7,069,252      $(10,260,149)      $  (799,951)
                                          ==========      ============       ===========

    The accompanying notes are an integral part of these financial statements

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH
PERIOD ENDED DECEMBER 31, 2003 AND YEAR ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

                                                           Six Months Ended        Twelve Months Ended
                                                           December 31, 2003          June 30, 2003
                                                           -----------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(2,944,291)            $(1,035,873)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                  51,902                  56,931
    Gain/(loss) on disposal of assets                                 912                 (64,648)
    Cancellation of common shares                                      --                 (56,769)
    Deferred income taxes                                       2,283,000                  23,000
  Changes in assets and liabilities:
    Accounts receivable                                           103,606                 (55,420)
    Allowance for doubtful accounts                                 4,107                      --
    Receivables from officers and employees                        (3,970)                (60,539)
    Prepaid and other current assets                              (19,170)                 25,000
    Deposits and other assets                                      15,076                   9,641
    Inventory                                                    (161,829)                 66,879
    Accounts payable                                              131,639                  85,805
    Accrued liabilities                                             2,492                    (921)
                                                              -----------             -----------
        Net cash used by operating activities                    (536,526)             (1,006,914)
                                                              -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and cash disbursed for equipment                     (249,789)               (149,751)
  Proceeds from sale of assets                                         --                  93,140
                                                              -----------             -----------
        Net cash used for investing activities                   (249,789)                (56,611)
                                                              -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                  827,000               1,044,849
  Principal repayments on convertible debentures                  (11,071)                 (8,873)
  Principal repayments on capital lease obligation                (13,500)                     --
                                                              -----------             -----------
        Net cash provided by financing activities                 802,429               1,035,976
                                                              -----------             -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   16,114                 (27,549)

CASH AND CASH EQUIVALENTS, beginning of year                       15,606                  43,155
                                                              -----------             -----------

CASH AND CASH EQUIVALENTS, end of year                        $    31,720             $    15,606
                                                              ===========             ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND YEAR ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

                                                  Six Months Ended      Twelve Months Ended
                                                  December 31, 2003        June 30, 2003
                                                  -----------------        -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                       $   44,502            $  135,851
                                                      ==========            ==========


                                                  Six Months Ended      Twelve Months Ended
                                                  December 31, 2003        June 30, 2003
                                                  -----------------        -------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Vehicle acquired with note payable                    $   48,452            $        0
                                                      ==========            ==========

Equipment acquired under capital lease                $   31,510            $        0
                                                      ==========            ==========

Conversion of debt to preferred stock                 $        0            $2,381,849
                                                      ==========            ==========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND YEAR ENDED JUNE 30, 2003


1. ORGANIZATION AND BASIS OF PRESENTATION

    American Soil Technologies, Inc. (the "Company"), formally Soil Wash Technologies, Inc., was incorporated in California on September 22, 1993. On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc., a publicly traded Nevada corporation incorporated on January 9, 1997 ("New Directions"), wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999.

    The Company is primarily engaged in the marketing of polymer soil amendments to the agricultural community. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company also has exclusive license rights to the use of patented polymer application techniques.

    GOING CONCERN AND MANAGEMENT'S PLANS

    The Company has sustained significant losses and has an accumulated deficit of $10,260,149. Also, at December 31, 2003, the Company has negative working capital of $98,805. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. DISCONTINUED OPERATIONS

    In June 2001, the Company sold its book of business for soil remediation in San Diego, California. In connection with the discontinuance of this segment of the business in the year ended June 30, 2002, the Company incurred a charge of $369,601 related to the write-down to estimated net market value of the idle plant assets. In the year ended June 30, 2003, the Company recognized a gain on the sale of the idle plant assets of $63,743. There was no further activity related to this discontinued segment in the six month period ended December 31, 2003.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS: This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

    ACCOUNTS RECEIVABLE: The Company utilizes the allowance method to provide a reserve for uncollectible accounts.

    INVENTORIES   consist   primarily  of  purchased  polymer  soil  amendments.
    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

    PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $4,371 and $16,977 for the six month period ended December 31, 2003 and the year ended June 30, 2003, respectively.

    INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

    ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $43,449 and $29,688 for the six month period ended December 31, 2003 and the year ended June 30, 2003, respectively.

    REVENUE RECOGNITION: Revenue is recognized from the soil enhancement products upon sale and shipment, or if the sale includes installation, upon completion of the installation process and acceptance by the customer.

    INCOME TAXES: The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

    NET LOSS PER SHARE: Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, EARNINGS PER SHARE.

    FINANCIAL INSTRUMENTS: Financial instruments consist primarily of cash, accounts receivable, notes receivable, and obligations under accounts payable, convertible debentures and notes payable. The carrying amounts of cash, accounts receivable and accounts payable, convertible debentures and notes payable approximate fair value because of the short term maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values. The fair value of the related party notes receivable and payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of accounts and notes receivable, the carrying value of the patented licenses and self-constructed machinery.

    STOCK-BASED COMPENSATION: In December 2002, the FASB approved SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used on reported results. The provisions of these SFAS's allow companies to account for stock-based compensation either under the new provisions or under the provisions of APB No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The provisions of SFAS No. 148 are effective for financial statements for the year ended June 30, 2003. The Company has implemented SFAS No. 148. The Company will continue to account for stock-based compensation using the methods and provisions of APB No. 25. As a result, there is no effect on the results of the Company for any period presented.

    IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 requires that the Company report discontinued operations separately from continuing operations and long-lived assets to be disposed of at their fair value net of the cost of disposal.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

    In November 2002, the FASB issued FASB Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

    In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company is presently reviewing arrangements to determine if any variable interest entities exist but does not anticipate the adoption of FIN 46 will have a significant impact on the Company's financial statements.

    RECLASSIFICATIONS: Certain reclassifications have been made to the June 30, 2003 financial statements in order to conform to the December 31, 2003 presentation.

4. INTELLECTUAL PROPERTY

    On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $23,421 and $39,954 for the six month period ended December 31, 2003 and the year ended June 30, 2003, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

            Year                     Amount
            ----                     ------
            2004                    $ 46,843
            2005                      46,843
            2006                      46,843
            2007                      46,843
            2008                      46,843
         Thereafter                  257,632
                                    --------
           Total                    $491,847
                                    ========

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 2003:

         Machinery                                             $ 442,994
         Vehicle                                                  44,615
         Office furnishings, fixtures and equipment               15,648
                                                               ---------
           Total                                                 503,257
           Less accumulated depreciation                         (18,175)
                                                               ---------

                  Property and equipment, net                  $ 485,082
                                                               =========

    Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The Company intends to place the machine in service in the fiscal year ended December 31, 2004 and therefore, depreciation had not yet commenced as of December 31, 2003.

6. NOTES PAYABLE AND LINE OF CREDIT

    Notes payable at December 31, 2003 are comprised of the following:

    Convertible  debenture to related party,  original balance of
    $250,000,   interest  at  8%  per  annum,   interest  payable
    quarterly.  Principal is  convertible  at a rate of $0.50 for
    one share of common stock. Principal due February 1, 2005.        $ 250,000

    Convertible  debenture to related party,  original balance of
    $250,000,   interest  at  8%  per  annum,   interest  payable
    quarterly.  Principal is  convertible  at a rate of $0.50 for
    one share of common stock. Principal due March 27, 2005.            250,000

    Convertible  debenture to related party,  original balance of
    $25,000,   interest  at  8%  per  annum,   interest   payable
    quarterly.  Principal is  convertible  at a rate of $0.50 for
    one share of common stock. Principal due February 1, 2004.           25,000

    Convertible  debenture to related party,  original balance of
    $25,000,   interest  at  8%  per  annum,   interest   payable
    quarterly.  Principal is  convertible  at a rate of $0.50 for
    one share of common stock. Principal due February 1, 2004.           25,000

    Convertible  debenture to related party,  original balance of
    $25,000,   interest  at  8%  per  annum,   interest   payable
    quarterly.  Principal is  convertible  at a rate of $0.50 for
    one share of common stock. Principal due June 22, 2004.              20,000

    Convertible  debenture to related party,  original balance of
    $250,000,  interest at 10% per annum.  Monthly  principal and interest  payments of $3,000 are due through 2014.  Principal is  convertible  at a rate of $3.00  for one  share of common
    stock.                                                              235,056

    Note payable to related party,  original balance of $152,000, interest at related  party's City National Bank lending rate,
    4% at December 31, 2003.  The note is callable at any time by
    holder.                                                             152,000

    Note payable to related party,  original balance of $827,000, interest at related  party's City National Bank lending rate,
    4% at December 31, 2003.  The note is callable at any time by
    holder.                                                             827,000

    Note  payable to  lending  institution,  original  balance of
    $48,542,   interest  at  2.9%  per  annum.  Requires  monthly
    principal  and  interest   payments  of  $736  through  2009.
    Collateralized by vehicle.                                           48,542
                                                                     ----------
       Total                                                          1,832,598

       Less current portion                                             (90,492)
                                                                     ----------
       Total long-term portion                                       $1,742,106
                                                                     ==========

    Subsequent to December 31, 2003, the Company obtained six month extensions on the debentures due in February 2004 under the same terms and conditions of the original debentures.

    Future maturities of principal at December 31 are as follows:

         2004                                                $   90,492
         2005                                                   522,067
         2006                                                    23,794
         2007                                                    25,685
         2008                                                    27,756
         Thereafter                                           1,142,804
                                                             ----------

            Total                                            $1,832,598
                                                             ==========

    The notes payable of $827,000 and $152,000 are held by entities that hold approximately 67% of the Company's common stock. The Company has received assurances from the holders of these notes that there is no intent to call the obligations in the next year. Accordingly, the debt is not classified as current.

7. PROVISION FOR INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Income taxes for periods ended December 31, 2003 and June 30, 2003 is summarized as follows:

                                            December 31, 2003      June 30, 2003
                                            -----------------      -------------
    Current Benefit                            $  (249,375)         $  (486,243)
    Deferred Provision                           2,532,375              509,243
                                               -----------          -----------

    Net income tax provision                   $ 2,283,000          $    23,000
                                               ===========          ===========

    A reconciliation of the differences between the effective and statutory income tax rates ended December 31, 2003 and June 30, 2003, is as follows:

                                                     December 31, 2003           June 30, 2003
                                                     -----------------           -------------
    Federal                                        $  (224,839)     (34)%     $(344,000)     (34)%
    State                                              (39,677)      (6)%       (45,000)      (6)%
    Additional valuation allowance                     257,613       39%        412,000       42%
    Increase valuation allowance for prior year
     recognition of deferred income tax asset        2,283,000      345%
    Other                                                6,904        1%
                                                   -----------     ----       ---------      ---

    Effective rate                                 $ 2,283,000      345%      $  23,000        2%
                                                   ===========     ====       =========      ===

    At December 31, 2003, deferred income tax assets totaling $3,672,000 was comprised of $3,659,000 related to the tax effect of the federal and state net operating losses and $13,000 related to differences in the book and tax bases of accounts receivable and intangible assets. At December 31, 2003, there was a deferred income tax liability of $5,000 relating to differences in the book and tax bases of property and equipment. The valuation allowance was increased by a total of $2,540,613 during the period ended December 31, 2003. Of that increase, $257,613 was related to the income tax effects of matters occurring in the current period and $2,283,000 relating to a change in management's estimate relative to the probability of the utilization of the net operating carryforwards. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset. At December 31, 2003, the Company had federal net operating loss carryforwards of $10,124,000 that expire from 2008 through 2023 and state net operating carryforwards of $1,217,000 expiring from 2006 through 2008.

8. LEASES

    The Company leases its office space and certain equipment under short term or month to month operating leases. Rent expense under these leases was $11,032 and $60,621 for the six month period ended December 31, 2003 and the year ended June 30, 2003, respectively.

    The Company also leases certain equipment under capital leases. The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of December 31, 2003:

    2004                                                             $12,776
    2005                                                              11,711
                                                                     -------
          Total                                                       24,487
    Less: Amount representing interest                                (6,477)
                                                                     -------
          Total payments, net of interest                             18,010
    Less: Current portion                                             (8,010)
                                                                     -------
          Total long term minimum lease payments                     $10,000
                                                                     =======

    Equipment under capital leases is included in machinery and equipment as follows:

                                                                   December 31,
                                                                      2003
                                                                   ------------

    Machinery and equipment                                          $ 30,000
    Less: Accumulated amortization                                     (5,584)
                                                                     --------
                                                                     $ 24,416
                                                                     ========

9. STOCKHOLDERS' DEFICT

    COMMON STOCK

    The Company has 100,000,000 shares authorized. At December 31, 2003, the Company had 9,096,585 shares of $0.001 par value common stock outstanding. During the year ended June 30, 2003, the Company cancelled 167,197 shares of common stock.

    SERIES A CONVERTIBLE PREFERRED STOCK

    The Company has 10,000,000 shares of Series A Convertible Preferred Stock authorized. At December 31, 2003, the Company had 4,763,699 shares of $0.50 stated value Series A preferred stock issued and outstanding. On March 31, 2003, the Company issued 4,763,699 shares of Series A convertible preferred stock for the conversion of debt in the principal amount of $2,381,849. The holders of the preferred stock have the option to convert to common stock at a rate of one share of common stock for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred stock have no voting rights.

    DIVIDENDS: Preferred shareholders are entitled to receive preferential quarterly dividends equal to the prime rate per share, when and if declared by the Board of Directors, out of any assets that are legally available. If the Board of Directors declares that such dividends may only be payable in shares of common stock for any quarter, holders of Series A preferred stock have the option of accepting the dividend paid in shares of common stock of the Company, or letting the dividend accrue for a cash payment. No dividends have been declared, accrued or paid.

    LIQUIDATION RIGHTS: The holders of Series A preferred stock are entitled to be paid the stated value of their holdings out of the assets of the Company, prior and in preference to any payment or distribution out of the assets of the Company to the holders of common stock or any other class or series of capital stock.

10. NET LOSS PER SHARE

    Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the six month period ended December 31, 2003 and the year ended June 30, 2003. The following securities have been excluded from the calculation because inclusion of such would be anit-dilutive:

                                           December 31, 2003     June 30, 2003
                                           -----------------     -------------
    Convertible preferred stock                4,763,699           4,763,699
    Common stock options                       1,310,000           1,310,000
    Convertible debt                           1,218,352           1,222,042
                                               ---------           ---------
                                               7,292,051           7,295,741
                                               =========           =========

    The following presents the computation of basic and diluted loss per share from continuing operations:

                                               December 31, 2003                        June 30, 2003
                                       ---------------------------------       --------------------------------
                                                                    Per                                    Per
                                       Income       Shares         Share       Income         Shares      Share
                                       ------       ------         -----       ------         ------      -----
    Net  Loss                       $(2,944,291)                             $(1,035,873)

    Gain on discontinued
    operations                                0                                   63,743
    Preferred stock dividends                 0                                       --
                                    -----------                              -----------
    Loss available to common
    Stockholders                    $(2,944,291)                             $(1,099,616)
                                    ===========                              ===========
    BASIC EARNINGS PER SHARE:
    Loss available to common
    stockholders                    $(2,944,291)    9,096,585     $(0.32)    $(1,099,616)    9,208,568   $(0.12)
                                    ===========                   ======     ===========                 ======

    Effect of dilutive securities           N/A           N/A                        N/A           N/A

    DILUTED EARNINGS PER SHARE      $(2,944,291)    9,096,585     $(0.32)    $(1,099,616)    9,208,568   $(0.12)
                                    ===========                   ======     ===========                 ======

11. RELATED PARTY TRANSACTIONS

    During the six month period ended December 31, 2003 and the year ended June 30, 2003, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

    DIRECTORS & OFFICERS

    Neil C. Kitchen, a Director and Vice President, has a $25,000 Debenture with the Company which is convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005. Interest incurred on this debenture was $1,000 during the year ended December 31, 2003.

    The holders of the two (2) $25,000 convertible debentures and the $235,056 convertible debenture are personally related to Louis Visco. Interest incurred on this debenture was $14,000 during the year ended December 31, 2003.

    AFFILIATED ENTITIES

    Louis Visco, Director, is an owner and director of FLD Corporation, the holder of two (2) $250,000 Debentures convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005 and $827,000 in notes payable. Interest incurred on these debentures was $20,000 and $7,800 respectively during the year ended December 31, 2003.

    Louis Visco is also an owner of the Benz Disposal Company, which is the holder of notes payable totaling $152,000. Interest incurred on this debenture was $3,000 during the year ended December 31, 2003.

    The Company leases office space from an entity owned by Louis Visco. Rent paid to this entity was $5,300 during the six months ended December 31, 2003.

12. CONCENTRATIONS

    The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, the Company did not exceed those limits.

    During the six month period ended December 31, 2003 sales to two customers aggregated to approximately 50% of total sales for the period. Approximately 78% of the accounts receivable balance at December 31, 2003 was comprised of balances due from these two customers.

    The Company has entered into an agreement with a supplier that grants the Company exclusive rights to sell and distribute the supplier's products in the western United States. This supplier's products represent approximately 75% of product in inventory and 98% of products sold in the six month period ended December 31, 2003.

13. STOCK OPTION PLAN

    The Company initiated a stock option plan during the year ended June 30, 2001 under which the Company could grant up to one million options. Under the plan all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants the market price of the stock was $3.75. Therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of grant subject to cancellation upon termination of employment. During the year ended June 30, 2003, all outstanding options under the 2001 Plan were surrendered by the holders and cancelled by the Company.

    In November, 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized by a majority of the shareholders for issuance as Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan". Under the 2002 Plan, options may be granted to key employees, officers, directors or consultants. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2002 Plan) or in the case of a grant of an Incentive Stock Option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option is granted. The 2002 Plan shall terminate 10 years from the date of adoption by the Company. The options are vested when granted and exercisable for 10 years from the date of grant and are subject to cancellation upon termination of employment. Under the Plan, the Company has granted options to purchase 1,010,000 shares and 300,000 shares at $0.50 and $0.25, respectively. The market price at the date of grant was $0.12.

    There were no stock options granted, exercised, forfeited or expired during the period ended December 31, 2003. All granted options were fully vested as of June 30, 2003. The following summarizes information at December 31, 2003:

                      Options Outstanding                                Options Exercisable
    -----------------------------------------------------     ---------------------------------------
                                         Weighted Average     Weighted                       Weighted
                         Number             Remaining         Average         Number         Average
       Range of      outstanding at      Contractual Life     Exercise    Exercisable at     Exercise
    Exercise Prices  December 31, 2003      (in years)         Price     December 31, 2003    Price
    ---------------  -----------------      ----------         -----     -----------------    -----
      $0.25                300,000             8.75            $0.25          300,000         $0.25
       0.50              1,010,000             8.75             0.50        1,010,000          0.50
      ----------         ---------             ----            -----        ---------         -----
      $0.25-0.50         1,310,000             8.75            $0.44        1,310,000         $0.44
      ==========         =========             ====            =====        =========         =====

    No stock-based employee compensation cost is reflected in either the December 31, 2003 or June 30, 2003 income statements, as all options granted under these plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of the grant. The following table illustrates the effect in net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                Six Month Period Ended      Year Ended
                                                  December 31, 2003       June 30, 2003
                                                  -----------------       -------------
    Net Loss                                         $(2,944,291)          $(1,035,873)


    Deduct: Stock-based employee
    compensation expense determined under
    the fair value based method, net of tax                    0                     0
                                                     -----------           -----------

    Pro forma net loss                               $(2,944,291)          $(1,035,873)
                                                     ===========           ===========

    Basic earnings per share as recorded             $     (0.32)          $     (0.11)
                                                     ===========           ===========

    Basic earnings per share pro forma               $     (0.32)          $     (0.11)
                                                     ===========           ===========

    The per share weighted average fair values of stock options granted during the year ended June 30, 2003 was $0.12 on the date of the grant using the Black-Scholes option pricing model with the following assumptions: 1) Dividend Yield of 0%, 2) Volatility Factor of 204%, 3) Risk-Free Interest Rate of 3.38% and 4) Average Expected Option Life of 10 years.