Form 10KSB/A
period 2003-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2004-04-07
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                                   AMERICAN SOIL TECHNOLOGIES, INC.


DATED: April 6, 2004               By: /s/ Carl P. Ranno
                                       ---------------------------------------
                                       Carl P. Ranno
                                       Director, Chief Executive Officer, and
                                       President (Principal Executive Officer)

DATED: April 6, 2004               By: /s/ Ken Lew
                                       ---------------------------------------
                                       Ken Lew
                                       Director, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


DATED: April 6, 2004               By: /s/ Neil C. Kitchen
                                       ---------------------------------------
                                       Neil C. Kitchen
                                       Director, Vice President

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


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
March 19, 2004

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

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. as of June 30, 2003, and the results of operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted accounting principles. in the United States of America.

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

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND THE TWO YEARS ENDED JUNE 30
--------------------------------------------------------------------------------

                                                Six Months            Year              Year
                                                  Ended               Ended             Ended
                                            December 31, 2003     June 30, 2003     June 30, 2002
                                            -----------------     -------------     -------------
NET REVENUES                                   $   101,924         $   479,339       $   203,450
                                               -----------         -----------       -----------
COST OF GOODS SOLD                                  92,359             344,206           191,013
                                               -----------         -----------       -----------
GROSS INCOME                                         9,565             135,133            12,437
                                               -----------         -----------       -----------
OPERATING EXPENSES
  General and administrative                       490,199             909,530           852,173
  Sales and marketing                               60,341              50,117            24,203
  Research and development                          41,935              74,959            29,076
  Amortization                                      23,421              39,954            57,077
                                               -----------         -----------       -----------
      Total operating expenses                     615,896           1,074,560           962,529
                                               -----------         -----------       -----------
OPERATING LOSS                                    (606,331)           (939,427)         (950,092)
                                               -----------         -----------       -----------
OTHER (INCOME)/EXPENSE
  (Gain)/loss on disposition of assets                 912                (905)               --
  Interest expense and related costs                54,048             138,268           164,175
  Interest income                                       --                (174)               --
                                               -----------         -----------       -----------
      Total other (income)/expense                  54,960             137,189           164,175
                                               -----------         -----------       -----------
LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                          (661,291)         (1,076,616)       (1,114,267)
                                               -----------         -----------       -----------
INCOME TAX  PROVISION                            2,283,000              23,000            40,000
                                               -----------         -----------       -----------
LOSS BEFORE DISCONTINUED OPERATIONS             (2,944,291)         (1,099,616)       (1,154,267)
                                               -----------         -----------       -----------
LOSS ON DISCONTINUED OPERATIONS (net)                   --                  --          (535,935)
GAIN/(LOSS) ON DISPOSAL OF
 DISCONTINUED OPERATIONS (net)                          --              63,743          (341,711)
                                               -----------         -----------       -----------
      Total discontinued operations                     --              63,743          (877,646)
                                               -----------         -----------       -----------

NET LOSS                                       $(2,944,291)        $(1,035,873)      $(2,031,913)
                                               ===========         ===========       ===========
NET INCOME PER SHARE:
BASIC:
  Loss from continuing operations              $     (0.32)        $     (0.12)      $     (0.12)
  Income from discontinued operations                   --                0.01             (0.10)
                                               -----------         -----------       -----------
                                               $     (0.32)        $     (0.11)            (0.22)
                                               ===========         ===========       ===========
DILUTED:
 Loss from continuing operations               $     (0.32)        $     (0.12)      $     (0.12)
 Income from discontinued operations                    --                0.01             (0.10)
                                               -----------         -----------       -----------
                                               $     (0.32)        $     (0.11)            (0.22)
                                               ===========         ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diliuted                             9,096,585           9,208,568         9,149,154
                                               ===========         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
SIX MONTHS ENDED DECEMBER 31, 2003 AND THE TWO YEARS ENDED JUNE 30
--------------------------------------------------------------------------------

                                                 Common Stock                  Preferred A
                                             Shares         Amount        Shares          Amount
                                             ------         ------        ------          ------
BALANCE JULY 1, 2001                       9,021,585       $ 9,022              --      $       --

  Issuance of stock for services             237,197           237              --              --

   Net loss                                       --            --              --              --
                                          ----------       -------       ---------      ----------

BALANCE JUNE 30, 2002                      9,258,782         9,259              --              --

  Debt conversion to preferred stock                                     4,763,699       2,381,849

  Cancellation of common shares             (162,197)         (162)             --              --

  Net loss                                        --            --              --              --
                                          ----------       -------       ---------      ----------

BALANCE JUNE 30, 2003                      9,096,585         9,097       4,763,699       2,381,849

  Net loss
                                          ----------       -------       ---------      ----------
BALANCE DECEMBER 31, 2003                  9,096,585       $ 9,097       4,763,699      $2,381,849
                                          ==========       =======       =========      ==========

                                            Paid-in          Accumulated
                                            Capital            Deficit             Total
                                            -------            -------             -----
BALANCE JULY 1, 2001                      $ 7,014,378       $ (4,248,072)      $ 2,775,328

  Issuance of stock for services              111,481                              111,718

   Net loss                                        --         (2,031,913)       (2,031,913)
                                          -----------       ------------       -----------

BALANCE JUNE 30, 2002                       7,125,859         (6,279,985)          855,133

  Debt conversion to preferred stock               --                 --         2,381,849

  Cancellation of common shares               (56,607)                --           (56,769)

  Net loss                                         --         (1,035,873)       (1,035,873)
                                          -----------       ------------       -----------

BALANCE JUNE 30, 2003                       7,069,252         (7,315,858)        2,144,340

  Net loss                                                    (2,944,291)       (2,944,291)
                                          -----------       ------------       -----------
BALANCE DECEMBER 31, 2003                 $ 7,069,252       $(10,260,149)      $  (799,951)
                                          ===========       ============       ===========

    The accompanying notes are an integral part of these financial statements

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH
PERIOD ENDED DECEMBER 31, 2003 AND THE TWO YEARS ENDED JUNE 30
--------------------------------------------------------------------------------

                                                       Six Months            Year              Year
                                                         Ended               Ended             Ended
                                                    December 31, 2003    June 30, 2003     June 30, 2002
                                                    -----------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(2,944,291)       $(1,035,873)      $(2,031,913)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Deferred compensation                                       --                 --           111,719
    Depreciation and amortization                           51,902             56,931            84,967
    Gain/(loss) on disposal of assets                          912            (64,648)               --
    Cancellation of common shares                               --            (56,769)               --
    Impairment of assets held for disposition                   --                 --           436,462
    Deferred income taxes                                2,283,000             23,000            40,000
 Changes in assets and liabilities:
    Accounts receivable                                    103,606            (55,420)          543,490
    Allowance for doubtful accounts                          4,107                 --
    Receivables from officers and employees                 (3,970)           (60,539)               --
    Prepaid and other current assets                       (19,170)            25,000           (10,735)
    Deposits and other assets                               15,076              9,641            61,930
    Inventory                                             (161,829)            66,879           134,824
    Accounts payable                                       131,639             85,805           (44,151)
    Accrued liabilities                                      2,492               (921)           (6,292)
                                                       -----------        -----------       -----------
         Net cash  used by operating activities           (536,526)        (1,006,914)         (679,699)
                                                       -----------        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and cash disbursed for equipment              (249,789)          (149,751)           (1,887)
  Proceeds from sale of assets                                  --             93,140                --
                                                       -----------        -----------       -----------
         Net cash used for investing activities           (249,789)           (56,611)           (1,887)
                                                       -----------        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                           827,000          1,044,849           964,000
  Principal repayments on convertible debentures           (11,071)            (8,873)         (500,000)
  Principal repayments on capital lease obligation         (13,500)                --                --
  Loan repayments                                               --                 --           (25,671)
  Issuance of debentures                                        --                 --           250,000
                                                       -----------        -----------       -----------
         Net cash provided by financing activities         802,429          1,035,976           688,329
                                                       -----------        -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            16,114            (27,549)            6,743

CASH AND CASH EQUIVALENTS, beginning of year                15,606             43,155            36,412
                                                       -----------        -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                 $    31,720        $    15,606       $    43,155
                                                       ===========        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND THE TWO YEARS ENDED JUNE 30
--------------------------------------------------------------------------------

                                       Six Months Ended    Twelve Months Ended   Twelve Months Ended
                                       December 31, 2003      June 30, 2003         June 30, 2002
                                       -----------------      -------------         -------------
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest Paid                             $   44,502           $  135,851            $  164,175
                                          ==========           ==========            ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

                                       Six Months Ended    Twelve Months Ended   Twelve Months Ended
                                       December 31, 2003      June 30, 2003         June 30, 2002
                                       -----------------      -------------         -------------
Vehicle acquired with note payable        $   48,452           $        0            $        0
                                          ==========           ==========            ==========

Equipment acquired under capital lease    $   31,510           $        0            $        0
                                          ==========           ==========            ==========

Conversion of debt to preferred stock     $        0           $2,381,849            $        0
                                          ==========           ==========            ==========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND THE TWO YEARS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

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

2. DISCONTINUED OPERATIONS

    In June 2001, the Company sold its book of business for soil remediation in San Diego, California. In connection with the discontinuance of this segment of the business in the year ended June 30, 2002, the Company incurred a charge of $369,601 related to the write-down to estimated net market value of the idle plant assets. Net sales in the discontinued business segment were $1,500 in the year ended June 30, 2002. In the year ended June 30, 2002, the Company recognized a gain on the sale of the idle plant assets of $63,743. There was no further activity related to this discontinued segment in the six month period ended December 31, 2003.

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

    PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $4,371, $16,977 and $45,013 for the six month period ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively.

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

    RECLASSIFICATIONS: Certain reclassifications have been made to the June 30, 2003 and 2002 financial statements in order to conform to the December 31, 2003 presentation.

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

    Income taxes for periods ended December 31, 2003 and June 30, 2003 is summarized as follows:

                              December 31, 2003   June 30, 2003    June 30, 2002
                              -----------------   -------------    -------------
    Current Benefit              $  (249,375)      $  (486,243)     $  (739,000)
    Deferred Provision             2,532,375           509,243          779,000
                                 -----------       -----------      -----------
    Net income tax provision     $ 2,283,000       $    23,000      $    40,000
                                 ===========       ===========      ===========

    A reconciliation of the differences between the effective and statutory income tax rates ended December 31, 2003 and June 30, 2003, is as follows:

                                           December 31, 2003         June 30, 2003          June 30, 2002
                                           -----------------         -------------          -------------
    Federal                              $  (224,839)    (34)%    $(344,000)    (34)%    $(677,000)    (34)%
    State                                    (39,677)     (6)%      (45,000)     (6)%      (62,000)     (2)%
    Additional valuation allowance           257,613      39%       412,000      42%       779,000      38%
    Increase valuation allowance for
     prior year recognition of deferred
     income tax asset                      2,283,000     345%
    Other                                      6,904       1%
                                         -----------    ----      ---------     ---      ---------     ---
    Effective rate                       $ 2,283,000     345%     $  23,000       2%     $  40,000       2%
                                         ===========    ====      =========     ===      =========     ===

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

    The Company also leases certain equipment under capital leases. The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of December 31, 2003:

    2004                                                           $ 12,776
    2005                                                             11,711
                                                                   --------
          Total                                                      24,487
    Less: Amount representing interest                               (6,477)
                                                                   --------
          Total payments, net of interest                            18,010

    Less: Current portion                                            (8,010)
                                                                   --------
          Total long term minimum lease payments                   $ 10,000
                                                                   ========

    Equipment under capital leases is included in machinery and equipment as follows:

                                                              December 31, 2003
                                                              -----------------
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

                                December 31, 2003  June 30, 2003   June 30, 2002
                                -----------------  -------------   -------------
    Convertible preferred stock    4,763,699         4,763,699             N/A
    Common stock options           1,310,000         1,310,000       1,310,000
    Convertible debt               1,218,352         1,222,042         275,000
                                   ---------         ---------       ---------
                                   7,292,051         7,295,741       1,585,000
                                   =========         =========       =========

    The following presents the computation of basic and diluted loss per share from continuing operations:

                                             December 31, 2003                          June 30, 2003
                                       -----------------------------           ------------------------------
                                                                 Per                                     Per
                                       Income       Shares      Share          Income        Shares     share
                                       ------       ------      -----          ------        ------     -----
    Net  Loss                       $(2,944,291)                            $(1,035,873)
    Gain on discontinued
     operations                               0                                 (63,743)
    Preferred stock dividends                 0                                      --
                                    -----------                             -----------

     Loss available to common
     Stockholders                   $(2,944,291)                            $(1,099,616)
                                    ===========                             ===========
    BASIC EARNINGS PER SHARE:

    Loss available to common
     stockholders                   $(2,944,291)   9,096,585    $(0.32)     $(1,099,616)    9,208,568    $(0.12)
                                    ===========                 ======      ===========                  ======

    Effect of dilutive securities           N/A          N/A                        N/A          N/A

    DILUTED EARNINGS PER SHARE      $(2,944,291)   9,096,585    $(0.32)     $(1,099,616)    9,208,568    $(0.12)
                                    ===========                 ======      ===========                  ======

                                               June 30, 2002
                                      ---------------------------------
                                                                   Per
                                      Income         Shares       Share
                                      ------         ------       -----
    Net  Loss                       $(2,031,913)

    Loss on discontinued
     operations                         877,646
    Preferred stock dividends                 0
                                    -----------

    Loss available to common
     Stockholders                   $(1,154,267)
                                    ===========
    BASIC EARNINGS PER SHARE:

    Loss available to common
     stockholders                   $(1,154,267)   9,149,154    $  (0.12)
                                    ===========                 ========

    Effect of dilutive securities                        N/A    N/A

    DILUTED EARNINGS PER SHARE      $(1,154,267)   9,149,154    $  (0.12)
                                    ===========                 ========

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

                                                  Six Month
                                                 Period Ended        Year Ended        Year Ended
                                               December 31, 2003    June 30, 2003     June 30, 2003
                                               -----------------    -------------     -------------
    Net Loss                                     $(2,944,291)        $(1,035,873)      $(2,031,913)

    Deduct: Stock-based employee
     compensation expense determined under
     the fair value based method, net of tax               0                   0                 0
                                                 -----------         -----------       -----------

    Pro forma net loss                           $(2,944,291)        $(1,035,873)      $(2,031,913)
                                                 ===========         ===========       ===========

    Net loss per share as reported               $     (0.32)        $     (0.11)      $     (0.22)
                                                 ===========         ===========       ===========

    Net loss per share pro forma                 $     (0.32)        $     (0.11)      $     (0.22)
                                                 ===========         ===========       ===========

    The per share weighted average fair values of stock options granted during the year ended June 30, 2003 was $0.12 on the date of the grant using the Black-Scholes option pricing model with the following assumptions: 1) Dividend Yield of 0%, 2) Volatility Factor of 204%, 3) Risk-Free Interest Rate of 3.38% and 4) Average Expected Option Life of 10 years.

14. TRANSITION PERIOD INFORMATION (UNAUDITED)

    The Company has adopted a fiscal year end of December 31. The Company previously reported on a fiscal year end of June 30, 2003. The accompanying consolidated financial statements include an audited balance sheet as of December 31, 2003 and audited statements of operations, stockholders' deficit and cash flows for the transitional period of six months ended December 31, 2003 and the year ended June 30, 2003.

    The following presents unaudited information for the comparable six month period ended December 31, 2002:

    Revenues                                                    $    59,280
    Gross profit                                                $    30,463
    Income taxes                                                $         0
    Loss from continuing operations                             $  (680,805)
    Income from discontinued operations                         $    63,743
    Net Loss                                                    $  (617,062)
    Basic and diluted loss per share:
     Continuing operations                                      $     (0.07)
     Discontinued operations                                           0.01
                                                                -----------
       Total loss per share                                           (0.06)
                                                                ===========
    Weighted average shares outstanding                           9,258,782
                                                                ===========