Form 10QSB
period 2004-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2004-05-05
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2004

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


                12224 Montague Street, Pacoima, California 91331
                    (Address of principal executive offices)


                                 (818) 899 4686
                           (Issuer's telephone number)

              215 N. Marengo, Suite 110, Pasadena, California 91101 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2004, the number of shares of Common Stock issued and outstanding was 9,096,585.

Transitional Small Business Disclosure Format (check one):  Yes [X] No [ ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION                                              2

Item 1.  Financial Statements (Unaudited)                                   2

         Balance Sheet -March 31, 2004                                      2

         Statements of Operations -
         For the three months ended March 31, 2004 and 2003                 3

         Statements of Cash Flow -
         For the three months ended March 31, 2004 and 2003                 4

         Notes to Financial Statements                                      5

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                              11

Item 3.  Internal Controls                                                 15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16
Item 2.  Changes in Securities                                             16
Item 3.  Defaults Upon Senior Securities                                   16
Item 4.  Submission of Matters to a Vote of Security Holders               16
Item 5.  Other Information                                                 16
Item 6.  Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                     $     29,643
   Accounts receivable, net of allowance of doubtful accounts of $4,107               183,518
   Employee advances                                                                    4,058
   Inventory                                                                          151,916
   Prepaid expenses and other current assets                                            6,083
                                                                                 ------------
      Total current assets                                                            375,218
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $45,719                    457,537
DEPOSITS AND OTHER ASSETS                                                               9,924
INTELLECTUAL PROPERTY, net of accumulated amortization of $199,081                    480,136
RELATED PARTY NOTES RECEIVABLE                                                         60,000
                                                                                 ------------
      TOTAL ASSETS                                                               $  1,382,815
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                              $    236,968
   Accrued liabilities                                                                  8,965
   Notes payable - current portion                                                      7,578
   Capital lease obligation - current portion                                           8,683
   Debentures payable to related parties - current portion                            583,402
                                                                                 ------------
      Total current liabilities                                                       845,596
NOTES PAYABLE - long-term portion                                                      39,157
CAPITAL LEASE OBLIGATION - long-term portion                                            7,560
NOTES PAYABLE TO RELATED PARTIES                                                    1,474,000
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                             218,489
                                                                                 ------------
      Total liabilities                                                             2,584,802
                                                                                 ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 par value, 10,000,000 shares
    authorized, 4,763,699 shares issued and outstanding                             2,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    9,096,585 shares issued and outstanding                                             9,097
   Paid in capital                                                                  7,069,252
   Accumulated deficit                                                            (10,662,185)
                                                                                 ------------
      Total stockholders' deficit                                                  (1,201,987)
                                                                                 ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $  1,382,815
                                                                                 ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                               Three Months        Three Months
                                                  Ended               Ended
                                              March 31, 2004      March 31, 2003
                                              --------------      --------------

NET REVENUES                                   $   240,908         $   258,454
                                               -----------         -----------

COST OF GOODS SOLD                                 125,236             144,597

                                               -----------         -----------
GROSS INCOME                                       115,672             113,857
                                               -----------         -----------

OPERATING EXPENSES
  General and administrative                       277,936             238,229
  Sales and marketing                              151,612              13,745
  Research and development                          45,243                  --
  Amortization                                      11,711               9,988
                                               -----------         -----------
      Total operating expenses                     486,502             261,962
                                               -----------         -----------

OPERATING LOSS                                    (370,830)           (148,105)
                                               -----------         -----------

OTHER (INCOME)/EXPENSE
  Interest expense and related costs                31,206              40,708
                                               -----------         -----------
      Total other (income)/expense                  31,206              40,708
                                               -----------         -----------

LOSS BEFORE INCOME TAXES                          (402,036)           (188,813)
                                               -----------         -----------

INCOME TAX  PROVISION                                   --                  --
                                               -----------         -----------

NET LOSS                                       $  (402,036)        $  (188,813)
                                               ===========         ===========
NET LOSS PER SHARE:
  Basic                                        $     (0.04)        $     (0.02)
                                               ===========         ===========
  Diluted                                      $     (0.04)        $     (0.02)
                                               ===========         ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                          9,096,585           9,258,782
                                               ===========         ===========

  Diluted                                        9,096,585           9,258,782
                                               ===========         ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH
PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Three Months        Three Months
                                                              Ended               Ended
                                                          March 31, 2004      March 31, 2003
                                                          --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(402,036)          $(188,813)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                              39,256              11,198
  Changes in assets and liabilities:
    Accounts receivable                                      (155,210)           (176,292)
    Receivables from officers and employees                       442                  --
    Prepaid and other current assets                           13,087                  --
    Deposits and other assets                                   4,107             (19,962)
    Inventory                                                  28,547              53,899
    Accounts payable                                          (18,563)             (1,295)
    Accrued liabilities                                            32                  --
                                                            ---------           ---------
       Net cash used by operating activities                 (490,338)           (321,265)
                                                            ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash used for investing activities                      --                  --
                                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                   495,000             308,500
  Principal repayments on convertible debentures               (3,165)                 --
  Principal repayments on capital lease obligation             (1,767)                 --
  Repayments on notes payable                                  (1,807)                 --
  Redemption of debentures                                         --              (5,014)
                                                            ---------           ---------
       Net cash provided by financing activities              488,261             303,486
                                                            ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                          (2,077)            (17,779)

CASH AND CASH EQUIVALENTS, beginning of year                   31,720              19,308
                                                            ---------           ---------

CASH AND CASH EQUIVALENTS, end of year                      $  29,643           $   1,529
                                                            =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                             $  26,517           $  38,627
                                                            =========           =========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003.

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

   GOING CONCERN AND MANAGEMENT'S PLANS

   The Company has sustained significant losses and has an accumulated deficit of $10,662,185. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

   Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $27,544 and $1,209 for the three month periods ended March 31, 2004 and 2003, respectively.

   Intellectual property: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

   Advertising: The Company expenses advertising costs as incurred. Advertising expense was $111,438 and $5,007 for the three month periods ended March 31, 2004 and 2003, respectively.

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

   Reclassifications: Certain reclassifications have been made to the March 31, 2003 financial statements in order to conform to the March 31, 2004 presentation.

3. INTELLECTUAL PROPERTY

   On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $11,711 and $9,988 for the three month periods ended March 31, 2004 and March 31, 2003, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

                Year                      Amount
                ----                      ------
         2004                           $ 46,843
         2005                             46,843
         2006                             46,843
         2007                             46,843
         2008                             46,843
         Thereafter                      245,921
                                        --------
               Total                    $480,136
                                        ========

4. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at March 31, 2004:

         Machinery                                           $ 442,994
         Vehicle                                                44,614
         Office furnishings, fixtures and equipment             15,648
                                                             ---------
           Total                                               503,256
           Less accumulated depreciation                       (45,719)
                                                             ---------

                  Property and equipment, net                $ 457,537
                                                             =========

   Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

5. NOTES PAYABLE AND LINE OF CREDIT

   Notes payable at March 31, 2004 are comprised of the following:

   Convertible debenture to related party, original balance of
   $250,000, interest at 8% per annum, interest payable
   quarterly. Principal is convertible at a rate of $0.50 for
   one share of common stock. Principal due February 1, 2005.        $  250,000

   Convertible debenture to related party, original balance of
   $250,000, interest at 8% per annum, interest payable
   quarterly. Principal is convertible at a rate of $0.50 for
   one share of common stock. Principal due March 27, 2005.             250,000

   Convertible debenture to related party, original balance of
   $25,000, interest at 8% per annum, interest payable
   quarterly. Principal is convertible at a rate of $0.50 for
   one share of common stock. Principal due February 1, 2005.            25,000

   Convertible debenture to related party, original balance of
   $25,000, interest at 8% per annum, interest payable
   quarterly. Principal is convertible at a rate of $0.50 for
   one share of common stock. Principal due February 1, 2005.            25,000

   Convertible debenture to related party, original balance of
   $25,000, interest at 8% per annum, interest payable
   quarterly. Principal is convertible at a rate of $0.50 for
   one share of common stock. Principal due June 22, 2004.               20,000

   Convertible debenture to related party, original balance of
   $250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal is convertible at a rate of $3.00 for one share of common
   stock.                                                               231,890

   Note payable to related party, original balance of $152,000, interest at related party's City National Bank lending rate,
   4% at March 31, 2004. The note is callable at any time by
   holder.                                                              152,000

   Note payable to related party, original balance of
   $1,322,000, interest at related party's City National Bank lending rate, 4% at March 31, 2004. The note is callable at
   any time by holder.                                                1,322,000

   Note payable to lending institution, original balance of
   $48,542, interest at 2.9% per annum. Requires monthly
   principal and interest payments of $736 through 2009.
   Collateralized by vehicle.                                            46,736
                                                                     ----------
            Total                                                     2,322,626

            Less current portion                                       (590,980)
                                                                     ----------
            Total long-term portion                                  $1,731,646
                                                                     ==========

   Future maturities of principal at March 31 are as follows:

        2004                            $  590,980
        2005                                23,794
        2006                                25,685
        2007                                27,756
        2008                                27,756
        Thereafter                       1,626,655
                                        ----------
               Total                    $2,322,626
                                        ==========

   The notes payable of $1,322,000 and $152,000 are held by entities that hold approximately 67% of the Company's common stock. The Company has received assurances from the holders of these notes that there is no intent to call the obligations in the next year. Accordingly, the debt is not classified as current.

6. PROVISION FOR INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Income taxes for periods ended March 31, 2004 is summarized as follows:

                                          March 31, 2004
                                          --------------
         Current Benefit                   $  (160,814)
         Deferred Provision                  2,532,375
                                           -----------
         Net income tax provision          $ 2,283,000
                                           ===========

7. LEASES

   The Company leases its office space and certain equipment under short term or month to month operating leases. Rent expense under these leases was $11,032 and $60,621 for the three month period ended March 31, 2004 and the year ended June 30, 2003, respectively.

   The Company also leases certain equipment under capital leases. The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of March 31, 2004:

         2004                                                  $12,776
         2005                                                    8,517
                                                               -------
            Total                                               21,293
         Less: Amount representing interest                     (5,050)
                                                               -------
            Total payments, net of interest                     16,243
         Less: Current portion                                  (8,683)
                                                               -------
            Total long term minimum lease payments             $ 7,560
                                                               =======

   Equipment under capital leases is included in machinery and equipment as follows:

                                                           March 31, 2004
                                                           --------------
         Machinery and equipment                              $ 30,000
         Less: Accumulated amortization                         (9,464)
                                                              --------
                                                              $ 20,536
                                                              ========

8. NET LOSS PER SHARE

   Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the three month periods ended March 31, 2004 and March 31, 2003. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                           March 31, 2004         March 31, 2003
                                           --------------         --------------
         Convertible preferred stock          4,763,699              4,763,699
         Common stock options                 1,310,000              1,310,000
         Convertible debt                     1,217,297              1,233,333
                                              ---------              ---------
                                              7,290,996              7,307,032
                                              =========              =========

   The following presents the computation of basic and diluted loss per share from continuing operations:

                                    March 31, 2004                        March 31, 2003
                                    --------------                        --------------
   Net Loss                          $(402,036)                             $(188,813)

   Preferred stock dividends                --                                     --
                                     ---------                              ---------
   Loss available to common
   Stockholders                      $(402,036)                             $(188,813)
                                     =========                              =========
   BASIC EARNINGS PER SHARE:

   Loss available to common
   stockholders                      $(402,036)   9,096,585     $(0.04)    $(188,813)   9,258,782     $(0.02)
                                     =========                  ======     =========                  ======

   Effect of dilutive securities           N/A          N/A                      N/A          N/A

   DILUTED EARNINGS PER SHARE        $(402,036)   9,096,585     $(0.04)    $(188,813)   9,258,782     $(0.02)
                                     =========                  ======     =========                  ======

9. RELATED PARTY TRANSACTIONS

   During the three month periods ended March 31, 2004 and March 31, 2003, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

   DIRECTORS & OFFICERS

   Neil C. Kitchen, a Director and Vice President, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005. Interest incurred on this debenture was $378 and $-0- during the three month periods ended March 31, 2004 and 2003, respectively.

   The holders of the two (2) $25,000 convertible debentures and the $235,056 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the three month periods ended March 31, 2004 and 2003 were $6,800 and $7,000, respectively.

   AFFILIATED ENTITIES

   Louis Visco, Director, is an owner and director of FLD Corporation, the holder of two (2) $250,000 Debentures convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005 and $1,322,000 in notes payable. Interest incurred on these debentures and notes during the three month period ended March 31, 2004 was approximately $20,500.

   Louis Visco is also an owner of the Benz Disposal Company, which is the holder of notes payable totaling $152,000. Interest incurred on this debenture was $1,500 during the three month period ended March 31, 2004.

   The Company leases office space from an entity owned by Louis Visco. Rent paid to this entity was $2,700 during the three months ended March 31, 2004.

10. CONCENTRATIONS

   The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2004, the Company did not exceed those limits.

   During the three month period ended March 31, 2004 sales to two customers aggregated to approximately 52% of total sales for the period. Approximately 53% of the accounts receivable balance at March 31, 2004 was comprised of balances due from these two customers.

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

On December 18, 2003, the Company announced that it received delivery of the prototype of its new injection machine designed to install the Company's products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. The machine known as the M-216 Polymer Injector was exhibited at the Golf Course Superintendents Association of America (GCSAA) International Golf Course Conference and Show in San Diego, California from February 9 through February 14, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:


                                      Three Months Ended     Three Months Ended
                                       March 31, 2004          March 31, 2003
                                         (unaudited)            (unaudited)
                                      ------------------     ------------------
Statement of Operations Data:
  Revenue                               $    240,908           $    258,454
  (Loss)                                $   (402,036)          $   (188,813)
  (Net Loss) Per Share                  $      (0.04)          $      (0.02)
Balance Sheet Data:
  Current Assets                        $    375,266           $    466,004
  Total Property & Equipment, Net       $    457,537           $     26,170
  Patents, Net                          $    480,123           $    549,366
  Net Deferred Tax Asset                $          0           $  2,306,000
  Total Assets                          $  1,382,815           $  3,374,239
  Total Current Liabilities             $    845,596           $    922,445
  Accumulated Deficit                   $(10,662,185)          $ (7,085,862)
  Stockholders Equity                   $ (1,201,987           $     49,256

THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

REVENUES

Revenues for the three months ended March 31, 2004 were $240,908 compared to $258,454 for the same period in 2003, a decrease of 6.8%. This decrease in revenue was directly related to the fact that some orders, which are normally shipped in this quarter, were sent in the second quarter. We have no reason to believe that revenues will decrease in that the turf and consumer products are being launched in the second quarter and two new dealers began selling in the first quarter.

COST OF SALES

Cost of goods sold for the three months ended March 31, 2004 were $125,236 compared to $144,597 for the three months ended March 31, 2003, a decrease of 13.4%. Other than a slight decrease in sales, the decrease in cost of sales is a direct result of the Company's purchasing controls.

INVENTORY

Inventory balances were $151,916 for the three months ended March 31, 2004 compared to $26,187 for the three months ended March 31, 2003. The Company previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reducing materials' costs by ordering in bulk, the Company began to inventory larger volumes of raw materials in the period ended December 31, 2003.

OPERATING EXPENSES

Operating expenses increased 46% from $261,962 for the three months ended March 31, 2003 compared to $486,502 for the three months ended March 31, 2004. The sales and marketing costs in this reporting period increased to $151,612 from $13,745 during the same period in 2003. The Company had an increase in research and development regarding it new machine, the M-216 Polymer Injector, during this reporting period of $45,243.

INCOME TAXES

The Company did not provide for income tax expense or provision for the period ended March 31, 2004 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

The Company experienced a net loss from operations of $(402,036) for the three months ended March 31, 2004 as compared to a net loss of $(188,813) for the three months ended March 31, 2003. The loss is directly related to the Company's increased sales and marketing expenses from $13,745 in the three months ended March 31, 2003 to $151,612 for the three months ended March 31, 2004. The sales and marketing efforts by the Company also increased our general and administrative expenses by $39,707. The Company spent an additional $45,243 for the research and development of its new machine known as the M-216 Polymer Injector. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products decreased from $258,454 for the three months ended March 31, 2003 to $240,908 for the three months ended March 31, 2004. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $29,643 and $1,529 at March 31, 2004 and 2003, respectively. Net cash used by operations was $490,338 for the period ended March 31, 2004 compared to net cash used by operations of $321,265 for the comparable period ended March 31, 2003.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and, during 2002, the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At March 31, 2004, debentures consisted of $570,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $231,890 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,217,297 shares. Interest expense for the three months ended March 31, 2004 was $31,206 compared to $38,627 for the three months ended March 31, 2003.

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

The Company has deficit in working capital (current assets less current liabilities) of $(470,378) as of March 31, 2004 compared to a deficit in working capital of $(456,441) as of March 31, 2003. The working capital deficit is primarily caused by the current status of the debentures payable.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(10,662,185) and has a working capital deficit of approximately $(1,201,987) as of March 31, 2004. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

The Company has capitalized approximately $380,000 associated with the construction of a demonstration injection machine. The Company intends to place the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, the Company will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which the Company has based its plan of operations. The carrying value of these licensing rights was $480,000 at March 31, 2004.

The Company has demand notes payable with a total principal balance of $1,474,000 at March 31, 2004. These notes are held by the Company's controlling shareholder. The Company has received assurances from the controlling shareholder that the notes will not be called within the next year. Accordingly, the Company has not classified the debt as current.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 14, 2003 the Company entered into a Distribution Agreement with the Quantus Corporation of Garden Grove California to distribute its products in South Korea.

The Company has entered into two Dealer Agreements one with A Plus Services of Lovelock Nevada for the State of Nevada on March 8, 2004 and another with Dan DeBuff for the state of Montana on March 12, 2004.

The Company has entered into a Sublease Agreement and moved its corporate offices to 12224 Montague Street Pacoima, California. The majority shareholder of the Sublessor is a related party to the Company.

6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

 No.                                    Title
 ---                                    -----
10.1    Distribution Agreement with Quantus Corporation, dated November 14, 2003
10.2    Dealer Agreement with A Plus Services, dated March 8, 2004
10.3    Dealer Agreement with Dan DeBuff dated March 12, 2004
10.4    Sublease Agreement dated April 1, 2004
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
32      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K filed: None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 4, 2004                       AMERICAN SOIL TECHNOLOGIES, INC.


                                         By: /s/ Carl P. Ranno
                                            ------------------------------------
                                         Its: President, Chief Executive Officer
                                              (Principal Executive Officer)



                                         By: /s/  Ken Lew
                                            ------------------------------------
                                         Its: Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)