Form 10QSB
period 2004-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2004-08-16
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2004

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

                12224 Montague Street, Pacoima, California 91331
                    (Address of principal executive offices)
                                (Former address)

                                 (818) 899 4686
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2004, the number of shares of Common Stock issued and outstanding was 9,096,585.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      2

         Balance Sheet -June 30, 2004                                          2

         Statements of Operations -
         For the six months and three months ended June 30, 2004 and 2003      3

         Statements of Cash Flow -
         For the six months and three months ended June 30, 2004 and 2003      4

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                 14

Item 3.  Internal Controls                                                    18

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19
Item 2.  Changes in Securities                                                19
Item 3.  Defaults Upon Senior Securities                                      19
Item 4.  Submission of Matters to a Vote of Security Holders                  19
Item 5.  Other Information                                                    19
Item 6.  Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:

CURRENT ASSETS
   Accounts receivable, net of allowance of doubtful accounts of $7,207          $     77,970
   Employee advances                                                                    3,503
   Inventory                                                                          221,491
   Prepaid expenses and other current assets                                           20,954
                                                                                 ------------
      Total current assets                                                            323,918
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $71,600                    463,656
DEPOSITS AND OTHER ASSETS                                                               9,924
INTELLECTUAL PROPERTY, net of accumulated amortization of $210,793                    468,424
RELATED PARTY NOTES RECEIVABLE                                                         61,350

                                                                                 ------------
      TOTAL ASSETS                                                               $  1,327,272
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                              $    325,998
   Accrued liabilities                                                                 18,630
   Notes payable - current portion                                                      7,634
   Capital lease obligation - current portion                                          15,743
   Debentures payable to related parties - current portion                            583,739
                                                                                 ------------
      Total current liabilities                                                       951,744
NOTES PAYABLE - long-term portion                                                      37,227
CAPITAL LEASE OBLIGATION - long-term portion                                           29,627
NOTES PAYABLE TO RELATED PARTIES                                                    1,666,670
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                             214,906
                                                                                 ------------
      Total liabilities                                                             2,900,174
                                                                                 ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 par value, 10,000,000 shares
    authorized, 4,763,699 shares issued and outstanding                             2,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    9,096,585 shares issued and outstanding                                             9,097
   Paid in capital                                                                  7,069,252
   Accumulated deficit                                                            (11,033,100)
                                                                                 ------------
      Total stockholders' deficit                                                  (1,572,902)
                                                                                 ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $  1,327,272
                                                                                 ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                            Three Months      Three Months      Six Months       Six Months
                                                Ended            Ended            Ended            Ended
                                            June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                            -------------    -------------    -------------    -------------
NET REVENUES                                 $   142,625      $   161,468      $   383,533      $   420,059
                                             -----------      -----------      -----------      -----------

COST OF GOODS SOLD                               117,737          141,791          242,973          285,086
                                             -----------      -----------      -----------      -----------
GROSS INCOME                                      24,888           19,677          140,560          134,973
                                             -----------      -----------      -----------      -----------

OPERATING EXPENSES
  General and administrative                     217,086          191,207          467,478          429,645
  Sales and marketing                             52,135           14,347          203,747           28,092
  Research and development                        54,254            1,793           99,497            1,793
  Depreciation                                    25,882           13,349           53,426           14,558
  Amortization                                    11,712            9,988           23,423           19,997
                                             -----------      -----------      -----------      -----------
      Total operating expenses                   361,069          230,684          847,571          494,085
                                             -----------      -----------      -----------      -----------

OPERATING LOSS                                  (336,181)        (211,007)        (707,011)        (359,112)
                                             -----------      -----------      -----------      -----------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs              36,084           18,991           67,290           59,699
  Interest income                                 (1,350)              --           (1,350)              --
                                             -----------      -----------      -----------      -----------
      Total other (income)/expense                34,734           18,991           65,940           59,699
                                             -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAXES                        (370,915)        (229,998)        (772,951)        (418,811)
                                             -----------      -----------      -----------      -----------

INCOME TAX  PROVISION                                 --               --               --               --
                                             -----------      -----------      -----------      -----------

NET LOSS                                     $  (370,915)     $  (229,998)     $  (772,951)     $  (418,811)
                                             ===========      ===========      ===========      ===========
NET LOSS PER SHARE:
  BASIC                                      $     (0.04)     $     (0.03)     $     (0.08)     $     (0.05)
                                             ===========      ===========      ===========      ===========

  DILUTED                                    $     (0.04)     $     (0.03)     $     (0.08)     $     (0.05)
                                             ===========      ===========      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                        9,096,585        9,176,792        9,096,585        9,217,561
                                             ===========      ===========      ===========      ===========

  DILUTED                                      9,096,585        9,176,792        9,096,585        9,217,561
                                             ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH
PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Six Months          Six Months
                                                             Ended               Ended
                                                          June 30, 2004       June 30, 2003
                                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(772,951)          $(418,811)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                              76,849              34,535
    Cancellation of shares                                         --             (56,769)
  Changes in assets and liabilities:
    Accounts receivable                                       (52,762)           (121,163)
    Allowance for doubtful accounts                             3,100                  --
    Receivables from officers and employees                      (353)             11,017
    Prepaid and other current assets                           (1,784)            130,627
    Deferred income tax asset                                      --              23,000
    Deposits and other assets                                   4,107               1,903
    Inventory                                                 (41,028)             61,452
    Accounts payable                                           70,467              27,094
    Accrued liabilities                                           979                (512)

                                                            ---------           ---------
       Net cash used by operating activities                 (713,376)           (307,627)
                                                            ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              --            (147,702)
                                                            ---------           ---------
       Net cash used for investing activities                      --            (147,702)
                                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                   687,670             460,500
  Principal repayments on convertible debentures               (6,411)                 --
  Principal repayments on capital lease obligation             (4,640)                 --
  Repayments on notes payable                                  (3,681)                 --
  Bank overdraft                                                8,718
  Redemption of debentures                                         --              (8,873)
                                                            ---------           ---------
       Net cash provided by financing activities              681,656             451,627
                                                            ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                         (31,720)             (3,702)

CASH AND CASH EQUIVALENTS, beginning of year                   31,720              19,308
                                                            ---------           ---------

CASH AND CASH EQUIVALENTS, end of year                      $      --           $  15,606
                                                            =========           =========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                            Six Months Ended    Six Months Ended
                                             June 30, 2004       June 30, 2003
                                             -------------       -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                               $   26,517          $   38,627
                                              ==========          ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease      $   32,000          $        0
                                              ==========          ==========

  Conversion of debt to preferred stock       $        0          $2,381,849
                                              ==========          ==========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003.

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

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has an accumulated deficit of $11,033,100. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. The Board of Directors approved a resolution to negotiate and structure a Regulation S offering of $3,500,000 during the three months ended June 30, 2004.

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

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $25,882 and $52,426 and $13,349 and $14,558 for the three and six month periods ended June 30, 2004 and 2003, respectively.

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

     ADVERTISING:   The  Company   expenses   advertising   costs  as  incurred.
     Advertising expense was $31,350 and $142,788 and $3,044 and $8,051 for the three and six month periods ended June 30, 2004 and 2003, respectively.

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

     FINANCIAL INSTRUMENTS: Financial instruments consist primarily of accounts receivable, notes receivable, and obligations under accounts payable, convertible debentures and notes payable. The carrying amounts of accounts receivable and accounts payable, convertible debentures and notes payable approximate fair value because of the short term maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values. The fair value of the related party notes receivable and payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist.

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

     RECLASSIFICATIONS: Certain reclassifications have been made to the June 30, 2003 financial statements in order to conform to the June 30, 2004 presentation.

3.   INTELLECTUAL PROPERTY

     On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $11,711 and $23,423 and $9,988 and $19,977 for the three and six month periods ended June 30, 2004 and June 30, 2003, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

                                 Year                     Amount
                                 ----                     ------
         Remaining six months of 2004                    $ 35,131
                                 2005                      46,843
                                 2006                      46,843
                                 2007                      46,843
                                 2008                      46,843
                              Thereafter                  245,921
                                                         --------

                                Total                    $468,424
                                                         ========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2004:

     Machinery                                           $ 474,994
     Vehicle                                                44,614
     Office furnishings, fixtures and equipment             15,648
                                                         ---------
       Total                                               535,256
       Less accumulated depreciation                       (71,600)
                                                         ---------

              Property and equipment, net                $ 463,656
                                                         =========

     Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

5.   NOTES PAYABLE

     Notes payable at June 30, 2004 are comprised of the following:

     Convertible  debenture to related party,  original balance of
     $250,000,   interest  at  8%  per  annum,   interest  payable
     quarterly.  Principal is  convertible  at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2005.      $  250,000

     Convertible  debenture to related party,  original balance of
     $250,000,   interest  at  8%  per  annum,   interest  payable
     quarterly.  Principal is  convertible  at a rate of $0.50 for
     one share of common stock. Principal due March 27, 2005.           250,000

     Convertible  debenture to related party,  original balance of
     $25,000,   interest  at  8%  per  annum,   interest   payable
     quarterly.  Principal is  convertible  at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2005.          25,000

     Convertible  debenture to related party,  original balance of
     $25,000,   interest  at  8%  per  annum,   interest   payable
     quarterly.  Principal is  convertible  at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2005.          25,000

     Convertible  debenture to related party,  original balance of
     $25,000,   interest  at  8%  per  annum,   interest   payable
     quarterly.  Principal is  convertible  at a rate of $0.50 for
     one share of common stock. Principal due June 22, 2004.             20,000

     Convertible  debenture to related party,  original balance of
     $250,000,  interest at 10% per annum.  Monthly  principal and interest  payments of $3,000 are due through 2014.  Principal is  convertible  at a rate of $3.00  for one  share of common
     stock.                                                             228,645

     Note payable to related party,  original balance of $152,000, interest at related  party's City National Bank lending rate,
     4% at June  30,  2004.  The note is  callable  at any time by
     holder.                                                            152,000

     Note   payable  to  related   party,   original   balance  of
     $1,514,670,  interest at related  party's City  National Bank lending  rate,  4% at June 30, 2004.  The note is callable at
     any time by holder.                                              1,514,670

     Note  payable to  lending  institution,  original  balance of
     $48,542,   interest  at  2.9%  per  annum.  Requires  monthly
     principal  and  interest   payments  of  $736  through  2009.
     Collateralized by vehicle.                                          44,861
                                                                     ----------
           Total                                                      2,510,176

           Less current portion                                        (591,373)
                                                                     ----------
           Total long-term portion                                   $1,918,803
                                                                     ==========

     Future maturities of principal at March 31 are as follows:

         2004                                                        $  591,373
         2005                                                            23,794
         2006                                                            25,685
         2007                                                            27,756
         2008                                                            27,756
         Thereafter                                                   1,813,812
                                                                     ----------
             Total                                                   $2,510,176
                                                                     ==========

    The notes payable of $1,514,670 and $152,000 are held by entities that hold approximately 67% of the Company's common stock. The Company has received assurances from the holders of these notes that there is no intent to call the obligations in the next year. Accordingly, the debt is not classified as current.

6. PROVISION FOR INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Income taxes for periods ended June 30, 2004 is summarized as follows:

                                           Three Months         Six Months
                                              Ended                Ended
                                          June 30, 2004        June 30, 2004
                                          -------------        -------------

     Current Benefit                        $(143,900)           $(305,180)
     Deferred Provision                       143,900              305,180
                                            ---------            ---------
     Net income tax provision               $       0            $       0
                                            =========            =========

7.   LEASES

     The Company leases its office space and certain equipment under short term or month to month operating leases. Rent expense under these leases was $3,462 and $7,961 and $4,427 and $13,869 for the three and six month periods ended June 30, 2004 and June 30, 2003, respectively.

     The Company also leases certain equipment under capital leases. The following presents future minimum lease payments under the capital leases by year and the present value of minimum lease payments as of June 30, 2004:

     2004                                                         $ 11,874
     2005                                                           22,683
     2006                                                           10,968
     2007                                                           10,968
     2008                                                            3,656
                                                                  --------
              Total                                                 60,149
     Less: Amount representing interest                            (14,779)
                                                                  --------
              Total payments, net of interest                       45,370
     Less: Current portion                                         (15,743)
                                                                  --------
              Total long term minimum lease payments              $ 29,627
                                                                  ========

     Equipment under capital leases is included in machinery and equipment as follows:

                                                                June 30, 2004
                                                                -------------

     Machinery and equipment                                      $ 62,000
     Less: Accumulated amortization                                (11,678)
                                                                  --------
                                                                  $ 50,322
                                                                  ========

8.   NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the three and six month periods ended June 30, 2004. The following securities have been excluded from the calculation because inclusion of such would be anit-dilutive:

                                                                Three and Six
                                                                 Months Ended
                                                                June 30, 2004
                                                                -------------

     Convertible preferred stock                                  4,763,699
     Common stock options                                         1,310,000
     Convertible debt                                             1,216,215
                                                                  ---------
                                                                  7,289,914
                                                                  =========

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                              Three Months Ended                     Six Months Ended
                                                June 30, 2004                         June 30, 2004
                                                -------------                         -------------
    Net  Loss                         $(370,915)                              $(772,951)

    Preferred stock dividends                --                                      --
                                      ---------                               ---------

    Loss available to common
    Stockholders                      $(370,915)                              $(772,951)
                                      =========                               =========
    BASIC EARNINGS PER SHARE:

    Loss available to common
    stockholders                      $(370,915)  9,096,585    $(0.04)        $(772,951)  9,096,585    $(0.08)
                                      =========                ======         =========                ======

    Effect of dilutive securities       N/A          N/A                        N/A          N/A

    DILUTED EARNINGS PER SHARE        $(370,915)  9,096,585    $(0.04)        $(772,951)  9,096,585    $(0.08)
                                      =========                ======         =========                ======

9.   RELATED PARTY TRANSACTIONS

     During the three and six month periods ended June 30, 2004 and June 30, 2003, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & OFFICERS

     Neil C. Kitchen, a Director and Vice President, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005. Interest incurred on this debenture was $363 and $741 during the three and six month periods ended June 30, 2004, respectively and $492 for the three and six months ended June 30, 2003.

     The holders of the two (2) $25,000 convertible debentures and the $228,645 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the three and six month periods ended June 30, 2004 and 2003 were $6,750 and $13,550 and $7,045 and $14,045, respectively.

     AFFILIATED ENTITIES

     Louis Visco, Director, is an owner and director of FLD Corporation, the holder of two (2) $250,000 Debentures convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005 and $1,514,670 in notes payable. Interest incurred on these debentures and notes during the three and six month periods ended June 30, 2004 and 2003 was $24,465 and $44,965 and $9,974 and $19,948, respectively.

     Louis Visco is also an owner of the Benz Disposal Company, which is the holder of notes payable totaling $152,000. Interest incurred on this debenture was $1,500 and $3,000 and $1,334 and $2,668 during the three and six month periods ended June 30, 2004 and 2003, respectively.

10.  CONCENTRATIONS

     The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2004, the Company did not exceed those limits.

     During the three and six month periods ended June 30, 2004 sales to four customers aggregated to approximately 80% and 70% of total sales for the period. Approximately 52% of the accounts receivable balance at June 30, 2004 was comprised of balances due from three customers.

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

On December 18, 2003, the Company announced that it received delivery of the prototype of its new injection machine designed to install the Company's products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. The machine known as the M-216 Polymer Injector was exhibited at the Golf Course
Superintendents Association of America (GCSAA) International Golf Course Conference and Show in San Diego, California from February 9 through February 14, 2004 and has been demonstrated in Arizona and California during the first and second quarters of fiscal year 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                         Six Months Ended      Six Months Ended
                                          June 30, 2004         June 30, 2003
                                          -------------         -------------
                                           (unaudited)            (unaudited)
Statement of Operations Data:
Revenue                                   $    383,533           $    420,059
(Loss)                                    $   (772,951)          $   (418,811)
(Net Loss) Per Share                      $      (0.08)          $      (0.05)
Balance Sheet Data:
Current Assets                            $    323,918           $    255,791
Total Property & Equipment, Net           $    463,656           $    160,524
Patents, Net                              $    468,424           $    539,378
Net Deferred Tax Asset                               0           $  2,283,000
Total Assets                              $  1,327,272           $  3,242,800
Total Current Liabilities                 $    951,744           $    130,333
Accumulated Deficit                       $(11,033,100)          $ (7,315,858)

SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

REVENUES

Revenues for the six months ended June 30, 2004 were $383,533 compared to $420,059 for the same period in 2003, a decrease of 9%. This decrease in revenue was the result of one customer not ordering the amount of product that was ordered in the same period during 2003 and certain deliveries that were not made until the beginning of the third quarter that would have normally been made and billed during this period.

COST OF SALES

Cost of goods sold for the six months ended June 30, 2004 were $242,973 compared to $285,086 for the six months ended June 30, 2003, a decrease of 8.5%. The cost of sales is consistent with the gross sales figures and a direct result of the Company's purchasing controls.

INVENTORY

Inventory balances were $221,491 for the six months ended June 30, 2004 compared to $18,634 for the six months ended June 30, 2003. The Company previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reducing materials' costs by ordering in bulk, the Company began to inventory larger volumes of raw materials in the period ended December 31, 2003.

OPERATING EXPENSES

Operating expenses increased 58.3% from $494,085 for the six months ended June 30, 2003 compared to $847,571 for the six months ended June 30, 2004. The sales and marketing costs in this reporting period increased to $203,747 from $28,092 during the same period in 2003. The Company had an increase in research and development regarding its new machine, the M-216 Polymer Injector, during this reporting period of $97,704.

INCOME TAXES

The Company did not provide for income tax expense or provision for the period ended June 30, 2004 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.


NET LOSS

The Company experienced a net loss from operations of $(772,951) for the six months ended June 30, 2004 as compared to a net loss of $(418,811) for the six months ended June 30, 2003. The loss is directly related to the Company's increased sales and marketing expenses from $28,092 in the six months ended June 30, 2003 to $203,747for the six months ended June 30, 2004. The sales and marketing efforts by the Company also increased our general and administrative expenses by $37,833. The Company spent an additional $97,704 for the research and development of its new machine known as the M-216 Polymer Injector. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products decreased from $420,059 for the six months ended June 30, 2003 to $383,533 for the six months ended June 30, 2004. Because these arrangements are new and untested, it is uncertain whether this trend will continue.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $-0- and $15,606 at June 30, 2004 and 2003, respectively. Net cash used by operations was $(713,376) for the period ended June 30, 2004 compared to net cash used by operations of $(307,627) for the comparable period ended June 30, 2003.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and, during 2002, the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At June 30, 2004, debentures consisted of $570,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $228,645 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,216,215 shares. Interest expense for the six months ended June 30, 2004 was $67,290 compared to $59,699 for the six months ended June 30, 2003.

During the quarter ended June 30, 2003, the Benz Group agreed to convert the Company's outstanding debt of $2,381,849 into shares of Series A Preferred Stock of the Company. This conversion resulted in the issuance of 4,763,699 shares of Series A Preferred Stock with a stated value of $0.50 per share, a dividend rate equal to the prime rate for the period and a conversion option into shares of common stock on a one-for-one basis.

The Company has a deficit in working capital (current assets less current liabilities) of $(627,826) as of June 30, 2004 compared to working capital of $125,458 as of June 30, 2003. The working capital deficit is primarily caused by the current status of the debentures payable.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(11,033,100) and has a working capital deficit of approximately $(627,826) as of June 30, 2004. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

The Board of Directors approved a resolution to negotiate and structure a Regulation S offering of $3,5000,000 during the three months ended June 30, 2004. As of the date of this Report, no funds have been raised in this financing.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements which are an integral component of this filing.

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

On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which the Company has based its plan of operations. The carrying value of these licensing rights was $468,424 at June 30, 2004.

The Company has demand notes payable with a total principal balance of $1,666,670 at June 30, 2004. These notes are held by the Company's controlling shareholder. The Company has received assurances from the controlling shareholder that the notes will not be called within the next year. Accordingly, the Company has not classified the debt as current.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2004, a majority of our shareholders executed a majority written consent in lieu of an annual meeting to avoid the expenses of holding a formal annual meeting. The majority shareholders voted to re-elect the current directors on the Company's Board of Directors (Louie Visco, Carl P. Ranno, Ken Lew, Neil C. Kitchen, and Scott Baker) and to ratify the dismissal of James C. Marshall, C.P.A., P.C. and the appointment of Epstein, Weber & Conover, PLC as the Company's new independent public accountants.

ITEM 5. OTHER INFORMATION

On June 1, 2004 the Company entered into a Dealer Agreement with Richard Padgett and Hal Kirk of Vernon Florida on behalf of a company to be formed. The specific area of distribution will be the State of Florida with further activity in Georgia and Alabama.

On July 16, 2004, the Company executed a Stock Placement Agreement with Bellador Advisory Services (Labuan) Ltd., a Malaysian business company licensed as a fund manager in Labuan to raise, on a best efforts basis, a net amount of $3,500,000 through Regulation S placements.

The Company entered into a Dealer Agreement on August 2, 2004 with Dick Hansen Distributing of Pasco Washington to distribute our cross-linked polymer products in both agriculture and other commercial applications.

6. EXHIBITS AND REPORTS ON FORM 8-K

1. The following Exhibits are filed herein:

 No.                               Title
 ---                               -----
10.1 Dealer Agreement with Richard Padgett and Hal Kirk of Vernon Florida on behalf of a company to be formed dated June 1, 2004.
10.2 Stock Placement Agreement with Bellador Advisory Services dated July 16, 2004.
10.3 Dealer Agreement with Dick Hansen Distributing of Pasco Washington dated August 2, 2004.
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
32     Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K filed:

On July 22, 2004, the Company filed a Current Report on Form 8-K disclosing the Stock Placement Agreement with Bellador Advisory Services. On July 23, 2004, the Company filed an Amended Current Report on Form 8-K, to more clearly explain the conditions of the Stock Placement Agreement with Bellador Advisory Services.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 13, 2004          AMERICAN SOIL TECHNOLOGIES, INC.


                                     /s/ Carl P. Ranno
                                     --------------------------------------
                                By:  Carl P. Ranno
                                Its: President, Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/ Ken Lew
                                     --------------------------------------
                                By:  Ken Lew
                                Its: Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                      Accounting Officer)