Form 10QSB
period 2004-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2004-11-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                    12224 Montague Street, Pacoima, CA 91331
                    (Address of principal executive offices)
         (Former address 215 N. Marengo, Suite 110, Pasadena, CA 91101)

                                 (818) 899 4686
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 2004, the number of shares of Common Stock issued and outstanding was 12,835,229.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)                                 2

          Consolidated Balance Sheet -September 30, 2004                      2

          Consolidated Statements of Operations -
          For the three and nine months ended September 30, 2004 and 2003     3

          Consolidated Statements of Cash Flows -
          For the nine months ended September 30, 2004 and 2003               4

          Notes to Consolidated Financial Statements                          6

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                            13

     Item 3. Controls and Procedures                                         17

PART II - OTHER INFORMATION
                                                                             18
     Item 1. Legal Proceedings

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     18

     Item 3. Defaults Upon Senior Securities                                 18

     Item 4. Submission of Matters to a Vote of Security Holders             18

     Item 5. Other Information                                               18

     Item 6. Exhibits                                                        18

SIGNATURES                                                                   19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                                                      $     18,635
   Accounts receivable, net of allowance of doubtful accounts of $17,662               123,007
   Employee advances                                                                     2,934
   Inventory                                                                           242,059
   Prepaid expenses and other current assets                                            21,612
                                                                                  ------------
      Total current assets                                                             408,247
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $97,482                     440,059
DEPOSITS AND OTHER ASSETS                                                                9,924
INTELLECTUAL PROPERTY, net of accumulated amortization of $222,505                     456,712
RELATED PARTY NOTES RECEIVABLE                                                          62,025
                                                                                  ------------
      TOTAL ASSETS                                                                $  1,376,967
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                               $    316,398
   Accrued liabilities                                                                   7,386
   Notes payable - current portion                                                       7,690
   Capital lease obligation - current portion                                           16,798
   Debentures payable to related parties - current portion                             582,751
                                                                                  ------------
      Total current liabilities                                                        931,023
NOTES PAYABLE - long-term portion                                                       35,283
CAPITAL LEASE OBLIGATION - long-term portion                                            25,009
NOTES PAYABLE TO RELATED PARTIES                                                     1,877,673
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                              212,630
                                                                                  ------------
      Total liabilities                                                              3,081,618
                                                                                  ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 par value, 10,000,000 shares
    authorized, 4,763,699 shares issued and outstanding                              2,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     11,273,585 shares issued and outstanding                                           11,274
   Paid in capital                                                                   7,325,540
   Accumulated deficit                                                             (11,423,314)
                                                                                  ------------
      Total stockholders' deficit                                                   (1,704,651)
                                                                                  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $  1,376,967
                                                                                  ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                         Three Months        Three Months        Nine Months         Nine Months
                                             Ended               Ended              Ended               Ended
                                         September 30,       September 30,       September 30,       September 30,
                                             2004                2003                2004                2003
                                         -----------         -----------         -----------         -----------
NET REVENUES                             $   161,271         $    46,557         $   544,804         $   466,616
                                         -----------         -----------         -----------         -----------

COST OF GOODS SOLD                           104,930              52,958             347,903             338,044
                                         -----------         -----------         -----------         -----------
GROSS INCOME                                  56,341              (6,401)            196,901             128,572
                                         -----------         -----------         -----------         -----------
OPERATING EXPENSES
  General and administrative                 242,541             200,154             710,019             629,799
  Sales and marketing                         84,931               2,964             288,678              31,056
  Research and development                    40,574              30,772             140,071              32,565
  Depreciation                                25,881              10,708              79,307              25,266
  Amortization                                11,712               9,988              35,135              29,985
                                         -----------         -----------         -----------         -----------
      Total operating expenses               405,639             254,586           1,253,210             748,671
                                         -----------         -----------         -----------         -----------

OPERATING LOSS                              (349,298)           (260,987)         (1,056,309)           (620,099)
                                         -----------         -----------         -----------         -----------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs          41,591              21,301             108,881              81,000
  Interest income                               (675)                 --              (2,025)                 --
                                         -----------         -----------         -----------         -----------
      Total other (income)/expense            40,916              21,301             106,856              81,000
                                         -----------         -----------         -----------         -----------

LOSS BEFORE INCOME TAXES                    (390,214)           (282,288)         (1,163,165)           (701,099)
                                         -----------         -----------         -----------         -----------

INCOME TAX  PROVISION                             --                  --                  --                  --
                                         -----------         -----------         -----------         -----------

NET LOSS                                    (390,214)        $  (282,288)        $(1,163,165)        $  (701,099)
                                         ===========         ===========         ===========         ===========
NET LOSS PER SHARE:
  Basic                                  $     (0.04)        $     (0.03)        $     (0.12)        $     (0.08)
                                         ===========         ===========         ===========         ===========
  Diluted                                $     (0.04)        $     (0.03)        $     (0.12)        $     (0.08)
                                         ===========         ===========         ===========         ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
  Basic                                    9,757,009           9,096,585           9,335,092           9,176,792
                                         ===========         ===========         ===========         ===========

  Diluted                                  9,757,009           9,096,585           9,335,092           9,176,792
                                         ===========         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                              Nine Months          Nine Months
                                                                 Ended                Ended
                                                              September 30,        September 30,
                                                                  2004                 2003
                                                              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,163,165)         $  (701,099)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                 114,441               55,232
    Cancellation of shares                                             --              (56,769)
  Changes in assets and liabilities:
    Accounts receivable                                          (108,254)             (40,991)
    Allowance for doubtful accounts                                13,555                   --
    Receivables from officers and employees                          (459)              11,556
    Prepaid and other current assets                               (2,442)             130,627
    Deferred income tax asset                                          --               23,000
    Deposits and other assets                                       4,107                1,903
    Inventory                                                     (61,596)             (59,174)
    Accounts payable                                               60,867              181,475
    Accrued liabilities                                            (1,547)              (6,953)
                                                              -----------          -----------
        Net cash  used by operating activities                 (1,144,493)            (461,193)
                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (2,283)            (294,820)
                                                              -----------          -----------
        Net cash used for investing activities                     (2,283)            (294,820)
                                                              -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                       929,673              810,500
  Principal repayments on related party notes payable             (31,000)                  --
  Principal repayments on convertible debentures                   (9,674)             (11,919)
  Principal repayments on capital lease obligation                 (8,204)                  --
  Repayments on notes payable                                      (5,569)                  --
  Proceeds from stock issuances                                   258,465                   --
                                                              -----------          -----------
        Net cash provided by financing activities               1,133,691              798,581
                                                              -----------          -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (13,085)              42,568

CASH AND CASH EQUIVALENTS, beginning of period                     31,720               19,308
                                                              -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                      $    18,635          $    61,876
                                                              ===========          ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                Nine Months        Nine Months
                                                   Ended              Ended
                                                September 30,      September 30,
                                                    2004               2003
                                                -----------        -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                 $   84,300         $   81,000
                                                ==========         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease        $   32,000         $        0
                                                ==========         ==========

  Conversion of debt to preferred stock         $        0         $2,381,849
                                                ==========         ==========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003.

    American Soil Technologies, Inc. (the "Company"), formerly Soil Wash Technologies, Inc., was incorporated in California on September 22, 1993. On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc., a publicly traded Nevada corporation incorporated on January 9, 1997 ("New Directions"), wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999.

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

    GOING CONCERN AND MANAGEMENT'S PLANS

    The Company has sustained significant losses and has an accumulated deficit of $11,423,314. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. The Board of Directors approved a resolution to negotiate and structure a Regulation S offering of up to $3,500,000 during the nine months ended September 30, 2004.

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

    PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $24,738 and $79,307 and $10,708 and $25,266 for the three and nine month periods ended September 30, 2004 and 2003, respectively.

    INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

    ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $65,255 and $215,971 and $2,963 and $11,014 for the three and nine month periods ended September 30, 2004 and 2003, respectively.

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

    RECLASSIFICATIONS: Certain reclassifications have been made to the September 30, 2003 financial statements in order to conform to the September 30, 2004 presentation.

3. INVENTORY

    Inventory is comprised of the following at September 30, 2004:

          Work in progress                $ 19,981
          Finished goods                   222,078
                                          --------
          Total                           $242,059
                                          ========

    The work in progress category accrues costs incurred on the construction of ten injection machines. The estimated cost to complete the machines is approximately $420,000.

4. INTELLECTUAL PROPERTY

    On December 31, 1999, the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $11,712 and $35,135 and $9,988 and

    $29,965 for the three and nine month periods ended September 30, 2004 and September 30, 2003, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

               Year                         Amount
               ----                         ------
          Remaining three
           months of 2004                 $ 11,712
                     2005                   46,843
                     2006                   46,843
                     2007                   46,843
                     2008                   46,843
               Thereafter                  257,628
                                          --------
                  Total                   $456,712
                                          ========

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at September 30, 2004:

          Machinery                                          $ 474,994
          Vehicle                                               44,614
          Office furnishings, fixtures and equipment            17,932
                                                             ---------
            Total                                              537,541
            Less accumulated depreciation                      (97,482)
                                                             ---------

            Property and equipment, net                      $ 440,059
                                                             =========

    Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

6. NOTES PAYABLE

    Notes payable at September 30, 2004 are comprised of the following:

    Convertible debenture to related party, original balance of
    $250,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for
    one share of common stock. Principal due February 1, 2005.       $  250,000

    Convertible debenture to related party, original balance of
    $250,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for
    one share of common stock. Principal due March 27, 2005.            250,000

    Convertible debenture to related party, original balance of
    $25,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for
    one share of common stock. Principal due February 1, 2005.           25,000

    Convertible debenture to related party, original balance of
    $25,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for
    one share of common stock. Principal due February 1, 2005.           25,000

    Convertible debenture to related party, original balance of
    $25,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for
    one share of common stock. Principal due June 22, 2005.              20,000

    Convertible debenture to related party, original balance of
    $250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal is convertible at a rate of $3.00 for one share of common
    stock.                                                              225,381

    Note payable to related party, original balance of $152,000, interest at 8% per annum and payable monthly. Principal is
    due September 29, 2006.                                             152,000

    Note payable to related party, original balance of
    $1,600,000, interest at 8% per annum and payable monthly.
    Principal is due September 29, 2006.                              1,600,000


    Note payable to lending institution, original balance of
    $48,542, interest at 2.9% per annum. Requires monthly
    principal and interest payments of $736 through 2009.
    Collateralized by vehicle.                                           42,973

    Note payable to related party, original balance of $156,673, interest at prime rate, 4.75% at September 30, 2004, and is
    payable monthly. Principal is due September 29, 2006.               125,673
                                                                     ----------
        Total                                                         2,716,027

        Less current portion                                           (590,441)
                                                                     ----------
        Total long-term portion                                      $2,125,586
                                                                     ==========

    Future maturities of principal at September 30 are as follows:

        2004                                                         $  590,441
        2005                                                             23,794
        2006                                                          1,777,685
        2007                                                             27,756
        2008                                                             27,756
        Thereafter                                                      268,595
                                                                     ----------
          Total                                                      $2,716,027
                                                                     ==========

    The notes payable of $1,600,000, $125,673 and $152,000 are held by entities that hold approximately 67% of the Company's common stock. As of September 30, 2004, the $1,600,000 and the $152,000 notes were restructured. Under the terms of the new agreements, the notes were changed from demand notes to two year term notes. The interest charged was also increased from four percent to eight percent.

7. NET LOSS PER SHARE

    Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the three and nine month periods ended September 30, 2004. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                                         Three months ended
                                                         September 30, 2004
                                                         ------------------
          Convertible preferred stock                        4,763,699
          Common stock options                               1,310,000
          Convertible debt                                   1,215,127
                                                             ---------
                                                             7,288,826
                                                             =========

    The following presents the computation of basic and diluted loss per share from continuing operations:

                                              Three Months Ended                     Nine Months Ended
                                              September 30, 2004                    September 30, 2004
                                              ------------------                    ------------------
    Net  Loss                         $(390,214)                              $(1,163,165)

    Preferred stock dividends                --                                        --
                                      ---------                               -----------

    Loss available to common
    Stockholders                      $(390,214)                              $(1,163,165)
                                      =========                               ===========
    BASIC EARNINGS PER SHARE:

    Loss available to common
    stockholders                      $(390,214)  9,757,009    $(0.04)        $(1,163,165)  9,335,092   $(0.12)
                                      =========                ======         ===========               ======

    Effect of dilutive securities       N/A          N/A                        N/A          N/A

    DILUTED EARNINGS PER SHARE        $(390,214)  9,757,009    $(0.04)        $(1,163,165)  9,335,092   $(0.12)
                                      =========                ======         ===========               ======

8. RELATED PARTY TRANSACTIONS

    During the three and nine month periods ended September 30, 2004 and September 30, 2003, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

    DIRECTORS & OFFICERS

    Neil C. Kitchen, a Director and Vice President, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005. Interest incurred on this debenture was $400 and $1,141 and $504 and $1,495 during the three and nine month periods ended September 30, 2004 and 2003, respectively.

    The holders of the two $25,000 convertible debentures and the $225,381 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the three and nine month periods ended September 30, 2004 and 2003 were $6,693 and $20,297 and $6,962 and $21,072, respectively.

    AFFILIATED ENTITIES

    Louis Visco, Director, is an owner and director of FLD Corporation, the holder of two$250,000 Debentures convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005 and $1,725,673 in notes payable. Interest incurred on these debentures and notes during the three and nine month periods ended September 30, 2004 and 2003 was $29,026 and $74,060 and $12,304 and $32,142, respectively.

    Louis Visco is also an owner of the Benz Disposal Company, which is the holder of notes payable totaling $152,000. Interest incurred on this debenture was $1,520 and $4,553 and $1,532 and $26,097 during the three and nine month periods ended September 30, 2004 and 2003, respectively.

9. CONCENTRATIONS

    The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004, the Company did not exceed those limits.

    During the three month period ended September 30, 2004, sales to four customers aggregated to approximately 72% of total sales for the period. Approximately 67% of the accounts receivable balance at September 30, 2004 was comprised of balances due from three customers.

10. COMMITMENTS

    During the three month period ended September 30, 2004, the Company arranged to have ten polymiser machines built for eventual resale. The estimated cost for the machines is $420,000, of which $19,982 has been incurred and is shown as work in progress in (see footnote 3).

    Additionally, on October 20, 2004, the Company entered into an agreement with an unrelated entity to obtain marketing and sales consulting services The agreement has an initial term of six months with automatic six month renewals unless either party notifies the other in writing at least thirty days prior to the expiration that it does not consent to such renewal. The Company will pay $7,000 per month and commissions ranging from five percent to ten percent on related sales for these services.

                                  * * * * * * *

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

OVERVIEW

The Company owns patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. During the last three years, the Company has devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of its polymer products. Additionally, the Company has developed the M-216 Polymer Injector, an injection machine designed to install the Company's products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. Over the last year, the Company has been exhibiting the M-216 Polymer Injector along with its products throughout Arizona and California. The Company has received its first patent from the U S Patent office on the M-216 and two more patents have been allowed. The Company has also received notification that all International Patent Applications have been filed.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                       Nine months Ended      Nine months Ended
                                       September 30, 2004     September 30, 2003
                                       ------------------     ------------------
                                          (unaudited)            (unaudited)
Statement of Operations Data:
  Revenue                                $    544,804           $    466,616
  (Loss)                                 $ (1,056,309)          $   (620,099)
  (Net Loss) Per Share                   $      (0.12)          $      (0.08)
Balance Sheet Data:
  Current Assets                         $    408,247           $    341,976
  Total Property & Equipment, Net        $    440,059           $    296,934
  Patents, Net                           $    456,712           $    529,389
  Net Deferred Tax Asset                 $          0           $  2,283,000
  Total Assets                           $  1,376,967           $  3,455,406
  Total Current Liabilities              $    931,023           $    290,925
  Accumulated Deficit                    $(11,423,314)          $ (7,598,146)

NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

REVENUES

Revenues for the nine months ended September 30, 2004 were $544,804 compared to $466,616 for the same period in 2003, an increase of 16.8%. This increase in revenue was the result of orders that were normally shipped in the quarter ending June 30 being shipped in the current quarter and increased sales activity from Company dealers based upon customer awareness through advertising.

COST OF SALES

Cost of goods sold for the nine months ended September 30, 2004 were $347,903 compared to $338,044 for the nine months ended September 30, 2003, an increase of 2.8%. The cost of sales is consistent with the gross sales figures and a direct result of the Company's purchasing controls.

INVENTORY

Inventory balances were $242,059 for the nine months ended September 30, 2004 compared to $139,260 for the nine months ended September 30, 2003. The Company previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reduce material costs by ordering in bulk, the Company began to inventory larger volumes of raw materials in the period ended December 31, 2003.

OPERATING EXPENSES

Operating expenses increased 40.25% from $748,671 for the nine months ended September 30, 2003 compared to $1,253,210 for the nine months ended September 30, 2004. The sales and marketing costs in this reporting period increased to $288,678 from $31,056 during the same period in 2003. The Company had an increase in research and development costs regarding its new machine, the M-216 Polymer Injector, during this reporting period of $107,506.

INCOME TAXES

The Company did not provide for income tax expense or provision for the period ended September 30, 2004 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

The Company experienced a net loss from operations of $(1,163,165) for the nine months ended September 30, 2004 as compared to a net loss of $(701,099) for the nine months ended September 30, 2003. The loss is directly related to the Company's increased sales and marketing expenses from $31,056 in the nine months ended September 30, 2003 compared to $288,678 for the nine months ended September 30, 2004. The sales and marketing efforts by the Company also increased general and administrative expenses by $80,220. The Company spent an additional $107,506 for the research and development of the M-216 Polymer Injector. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products increased from $466,616 for the nine months ended September 30, 2003 to $544,804 for the nine months ended September 30, 2004. Because these arrangements are new and untested, it is uncertain whether this trend will continue.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $18,635and $61,876 at September 30, 2004 and 2003, respectively. Net cash used by operations was $(1,144,493) for the period ended September 30, 2004 compared to net cash used by operations of $(461,193) for the comparable period ended September 30, 2003.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and, during 2002, the Company redeemed $500,000 of debentures and issued $250,000 of debentures. At September 30, 2004, debentures consisted of $570,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $225,381 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,215,127 shares. Interest expense for the nine months ended September 30, 2004 was $108,881 compared to $81,000 for the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Benz Group agreed to convert the Company's outstanding debt of $2,381,849 into shares of Series A Preferred Stock of the Company. This conversion resulted in the issuance of 4,763,699 shares of Series A Preferred Stock with a stated value of $0.50 per share, a dividend rate equal to the prime rate for the period and a conversion option into shares of common stock on a one-for-one basis.

The Company has a deficit in working capital (current assets less current liabilities) of $(522,776) as of September 30, 2004 compared to working capital of $51,051 as of September 30, 2003. The working capital deficit is primarily caused by the current status of the debentures payable.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(11,423,314) and has a working capital deficit of approximately $(522,776) as of September 30, 2004. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

The Board of Directors approved a resolution to negotiate and structure a Regulation S offering of $3,5000,000 during the nine months ended September 30, 2004. As of the date of this Report, $914,608 has been raised in this financing.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry-forwards. The Company had previously recorded a net deferred income tax asset of $2,283,000. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

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

On December 31, 1999, the Company purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which the Company has based its plan of operations. The carrying value of these licensing rights was $468,424 at September 30, 2004.

The Company has notes payable with a total principal balance of $1,877,673 at September 30, 2004. These notes are held by the Company's controlling shareholder and have a two-year term. Accordingly, the Company has not classified the debt as current.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From August 13, 2004 through November 9, 2004, the Company sold 3,738,644shares of its common stock to 54non-United States residents for gross proceeds of $914,608. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company entered into a Dealer Agreement on August 31, 2004 with HRE of Benton City, Washington to distribute the Company's linear polymer products in both agriculture and other commercial applications.

On October 20, 2004, the Company executed a Marketing Agreement with Spectrum Advisors, LLC, a Nevada limited liability company located in California providing that Spectrum will act as a non-exclusive sales and marketing consultant for the Company to sell the Company's Nutrimoist (R)L, Nutrimoist
(R)System, Nutrimoist Crystals and Bio-Nutrients products to the retail and turf market including growers who use the products in connection with the production of horticultural products in the states of Washington, Oregon and California.

On November 1, 2004, the Company mailed a newsletter to all of its shareholders.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

         No.                                 Title
         ---                                 -----
        10.1 Dealer Agreement with HRE of Benton City, Washington, dated August 31, 2004.
        10.2 Marketing Agreement with Spectrum Advisors, LLC, dated October 20, 2004
        20.1 Newsletter dated October 28, 2004 and mailed to security holders on or about November 1, 2004.
        31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


DATED: November 8, 2004          AMERICAN SOIL TECHNOLOGIES, INC.


                                      /s/ Carl P. Ranno
                                     ------------------------------------------
                                 By:  Carl P. Ranno
                                 Its: President, Chief Executive Officer
                                      (Principal Executive Officer)



                                 By:  Ken Lew
                                     ------------------------------------------
                                 Its: Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)