Form 10KSB
period 2004-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2005-03-31
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to _________________

                        Commission file number: 000-22855


                        AMERICAN SOIL TECHNOLOGIES, INC.
           (Name of Small Business Issuer as specific in its Charter)

           Nevada                                                95-4780218
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

12224 Montague Street, Pacoima, California                         91331
 (Address of Principal Executive Offices)                        (Zip Code)

         Issuer's telephone number, including area code: (818) 899-4686

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

For the year ended December 31, 2004, our revenue was $597,588

As of March 25, 2005, the number of shares of Common Stock outstanding was 15,362,379. The aggregate market value of our Common Stock held by non-affiliates of the registrant as of March 25, 2005 was approximately $5,677,352 (based upon 10,322,459 shares at $0.55 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998; (iii) Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000; (iv) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); (v) Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 11, 2001 (File No. 000-22855);
(vi) Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002; (vii) Form 10-QSB for the quarterly period ended September 30, 2002, filed on November 13, 2002; (viii) Form 10-QSB for the quarterly period ended December 31, 2002, filed on February 19, 2003; (ix) Form 10-QSB for the quarterly period ended March 31, 2003, filed May 15, 2003; (x) Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003; (xi) Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004; (xii) Form 10-QSB for the quarterly period ended June 30, 2004, filed on August 16, 2004; and
(xiii) Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004 filed on December 16, 2004 are incorporated in Part IV, Item 13(a).

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

ITEM 1  DESCRIPTION OF BUSINESS.............................................  1

ITEM 2  DESCRIPTION OF PROPERTY.............................................  6

ITEM 3  LEGAL PROCEEDINGS...................................................  6

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  6

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS...........  7

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...............................................  8

ITEM 7  FINANCIAL STATEMENTS................................................ 15

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE................................................ 15

ITEM 8A CONTROLS AND PROCEDURES............................................. 15

ITEM 8B OTHER INFORMATION................................................... 15

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................... 16

ITEM 10 EXECUTIVE COMPENSATION.............................................. 18

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        AND RELATED STOCKHOLDER MATTERS..................................... 22

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 23

ITEM 13 EXHIBITS............................................................ 23

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................. 25

SIGNATURES ................................................................. 26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

DEVELOPMENT OF BUSINESS

FORM AND YEAR OF ORGANIZATION

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc. was incorporated in California on September 22, 1993.

ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

Not Applicable.

ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

In June 2001, we sold our book of business for soil remediation in San Diego, California. In May 2002, we decided to discontinue the soil remediation business. In connection with the discontinuance of this segment of the business in the year ended June 30, 2002, we incurred a charge of $369,601 related to the write-down to estimated net market value of the idle plant assets. The disposition of the soil remediation operations represents the disposal of a business segment under SFAS 144 Accounting for Impairment or Disposal of Long-lived Assets. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the allocation of overhead charges.

BUSINESS OF ISSUER

PRINCIPAL PRODUCTS AND THEIR MARKET

We develop, manufacture and markets cutting-edge technology that decreases the need for water in dry land farming, irrigated farming and other plant growing environments while increasing crop yield and reducing the environmental damage caused by common farming practices.

We manufacture two primary products: Agriblend(R), a patented soil amendment developed for agriculture, and Nutrimoist(TM), developed for homes, parks, golf courses and other turf related applications.

DISTRIBUTION

We market our products primarily in the United States.

We are adding sales representatives and distributors in both the agriculture and turf industries.

On June 27, 2002, we entered into a distribution agreement with Ag Specialties, LLC. Ag Specialties is located in Portland, Oregon with offices in Harrisburg Oregon, Woodland, Washington, and Orlando, Florida. The focus of Ag Specialties is the niche agriculture market. It is the exclusive distributor for many foreign suppliers and represents many domestic products. Their major product line includes fertilizers, crop protection products, animal feed ingredients, soil conditioners, seeds and industrial chemicals. Ag Specialties has launched new products into the agriculture market including their own private label materials under the Iron Man brand. The term of the agreement is five years and can be cancelled by either party with 30 days written notice. Ag Specialties is very aggressively marketing our products and is producing revenues for us.

On August 15, 2002, we entered into a Distribution Agreement with Gigot Agra Services of Garden City, Kansas. Gigot Agra aggressively sells our products in Kansas, Oklahoma, Nebraska, Colorado and the northern portions of Texas and New Mexico.

On August 20, 2002, we entered into an agreement with Stockhausen, Inc. This agreement granted us the exclusive rights in the western United States as well as other States that have been added, to distribute the Stockhausen products, which are of the highest quality cross-link and linear polymer products available for water and nutrient retention in the Agricultural industry. We have numerous distributors and sales representatives selling the products throughout the territory.

On August 26, 2002, Bentonite Performance Minerals a Product and Service Line of Halliburton Energy Services, Inc., a subsidiary of the Halliburton Company, entered into an agreement with us to distribute its proprietary product known as Baraclear(TM) P80 in the Aquaculture and Agriculture Industries in the United States, Canada and Mexico. Baraclear(TM) P80 is a first generation time-release water clarification and contaminant removal product that allows livestock and fish farmers, golf course superintendents and private pond owners to remove phosphates as well as suspended organic and inorganic colloidal material in water bodies up to 50 feet deep. It is a product that complements our existing products in the agriculture and turf industries.

On September 20, 2002, we entered into an exclusive Distributorship Agreement with JT Water Management LLC allowing us to distribute liquid linear polymer products in the western United States. These new and unique products are intended for soil application, which improves irrigation efficiency, reduces soil sodium levels, and greatly reduces nutrient leaching and runoff. The products are sold through our distributors and sales representatives.

On October 11, 2002, we entered into a Turf and Lawn Care Distribution Agreement with Xtreme Green Landcare of West Hills, California. Xtreme Green is an experienced landscaping company operating in Southern California. They sell Nutrimoist(TM) into the turf industry.

On January 14, 2003, we entered into a non-exclusive Distributor Agreement with The Amber Group, LLC to sell a linear polymer product manufactured by Cytec Industries used in the wash water for produce. The product met the rigorous standards of testing set by the Food and Drug Administration resulting in a Generally Recognized As Safe (GRAS) affirmed product. This agreement is no longer active.

On June 26, 2003, we entered into a Distributorship Agreement with The Pacific Tree Company of Bakersfield California. Pursuant to the Agreement, Pacific Tree became the exclusive distributor of our products for the Paulownia Megafolia Tree in the United States.

On March 12, 2004 we entered into a Dealer Agreement with Dan DeBuff an experienced wheat grower in Montana. Pursuant to the Agreement, Mr. DeBuff became the non-exclusive Dealer for our products in the State of Montana. This Agreement was cancelled on January 23, 2005.

On June 1, 2004 we entered into a Dealer Agreement with Richard Padgett now known as Tri-State Agricultural Conservation Technologies (TACT) of Westville Florida. The company will primarily serve the state of Florida however it also plans on branching into Alabama and Georgia.

On July 31, 2004 we entered into a Dealer Agreement with Dick Hansen Distributing of Pasco Washington to primarily sell our cross-linked polymer in the agriculture and specialty industries in the Northwestern United States.

On August 31, 2004 we entered into a Dealer Agreement with HRE of Benton City Washington to sell our linear polymers in the agriculture and irrigation industries located in the Northwestern United States.

On October 15, 2004 we entered into a Sales and Marketing Agreement with Spectrum Advisors, LLC of La Palma, California. Spectrum will primarily serve the states of California, Washington and Oregon and will concentrate on the retail horticulture industry.

On November 19, 2004 we entered into a Dealer Agreement with Donald Weishuhn of Eola Texas. Mr. Weishuhn will primarily serve the state of Texas in an area from south of Lubbock to the Dallas area.

On December 2, 2004 we entered into a marketing agreement with West Coast Fairways, located in Woodland Hills, California. West Coast Fairways will concentrate on the sale of American Soil Technology's Nutrimoist(R) system in turf applications throughout California utilizing the M-216 Polymer Injector.

On January 10, 2005 we entered into a Dealer Agreement with Ag Pro Tech, Inc. a Minnesota Corporation, with its principal location in Grand Forks, Minnesota. Ag Pro will primarily distribute the Company's products to Eastern North Dakota and Western Minnesota.

On February 18, 2005 we entered into an Exclusive Worldwide Marketing Agreement with the inventors of a unique and revolutionary new product to be used in the agriculture, irrigation and water clarifying industries.

The inventors of this new product are Richard Hansen and Richard Roos two of the Company's distributors who developed the Sircle Saver Sack(TM) used to economically enhance the function of center pivots. The company also has the same rights to a sister product known as the Soil Saver Sack(TM) that is still in development.

On March 2, 2005 we entered into a Dealer Agreement with Midwest Industrial Supply, Inc. to distribute its unique and environmentally certified dust and erosion control products known as Soil-Sement(R) and Envirokleen(R). The U S Environmental Protection Agency Environmental Technology Verification Program (USEPA ETV) has verified both products. In addition, the California Air

Resources Board (CARB) and the Canadian ETV have also certified Soil-Sement. The two products protect the environmental ecosystem whereby, Soil-Sement is a polymer based dust and erosion control product and Envirokleen is a patent-pending formulated synthetic organic dust suppressant.

On March 9, 2005 we entered into a Dealer Agreement with Al Godes, a sole proprietor, located in Bismarck, North Dakota. Mr. Godes will primarily distribute the Company's products to Western North Dakota.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT

On December 18, 2003, we announced that we received delivery of the prototype of our new injection machine designed to install our products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. We exhibited the injection machine at the Golf Course Superintendents Association of America (GCSAA) International Golf Course Conference and Show in San Diego, California from February 9 through February 14, 2004. The M 216 has been successfully demonstrated and additional machines are being built.

COMPETITION

There is no direct competition for our Agriblend(R) product, however, earlier polymer based technology was very expensive and the remembrance of its cost has a negative effect on marketing Agriblend(R). Accordingly, educating the end user regarding the benefits of using Agriblend(R) and gaining general acceptance of the new "micro grain" technology are obstacles to marketing the product. There is some competition to our straight polymer products by companies that have been in business for a number of years. However, the Stockhausen polymers are of consistent quality and performance. There is some competition for the Baraclear product by the companies selling the older pond clearing procedure which is more time consuming and accordingly more expensive. There is some competition for liquid linear polymer products however we have not as yet found a higher quality product. We are not aware of any competition to Nutrimoist(TM) other than from our manufacturer(s) who would have to use our polymer to manufacture the product pursuant to our agreement. The competition as to the Soil Saver Sack(TM) is basically non existent in that the product has a patent pending and there is no other product that we know of on the market. Soil-Sement(R) and Envirokleen(R) have one competitive product in terms of environmental verification. There are numerous products without verification that compete with our products, however we are not aware of any that perform as well.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen, our exclusive supplier, Ciba Specialties, and Floerger. All other components of the blends are mineral products that are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona. Nutrimoist(TM) is blended either by us or through contract blenders in liquid form and is a combination of different formulations, which include our polymer products.

DEPENDENCE ON MAJOR CUSTOMERS

We are not dependent on any one customer for a substantial portion of our sales of any product.

INTELLECTUAL PROPERTY

PATENTS

We have been granted three new patent from the U S Patent office on a machine designed to install our product Nutrimoist L(R) into mature turf.

We have exclusive worldwide manufacturing/marketing rights to patented super absorbent cross-linked polymer technology. The underlying patents include United States Patent number 5,649,495 and 5,868,087, commonly known and described as "Agricultural Retention Mixture and Application Technique."

We have exclusive worldwide marketing rights to the patent pending linear polymer product known as the Sircle Saver Sack(TM).

TRADEMARKS

We own registered trademarks on the names, Agriblend(R) and Nutrimoist(R).

GOVERNMENT APPROVAL

Agriblend(R) and our other polymers are subject to regulatory standards developed by the Environmental Protection Agency ("EPA") that are applicable to maximum monomer concentrations in polymers. Pursuant to EPA standards, polyacrylamide polymers must have residual acrylamide monomer limits of no greater than five-hundredths percent (0.05%).
All of the polymers we use are well below the maximum monomer standard.

EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

Not applicable, see "Government Approval" above.

RESEARCH AND DEVELOPMENT COSTS

We spent $154,599 on research and development during the year ended December 31, 2004 as compared to $41,935 spent on research and development during the six months ended December 31, 2003.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

We provide Material Safety Data Sheets on all components of our product line and comply with labeling requirement for our products. In addition, we comply with EPA regulations applicable to monomer content in its polymer additives (no greater than five-hundredths percent (0.05%)). We believe that our operations currently comply in all material respects with applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. We do not believe that such compliance will have a material impact on our capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control equipment presently are planned.

EMPLOYEES

As of the date hereof, we have eight full-time employees and two part-time employees. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility which requires monthly rental payments of approximately $554. The Sublease Agreement terminates on December 31, 2008. We also rent storage space in Tucson and Phoenix, Arizona for a minimum amount of approximately $200 per month.

ITEM 3. LEGAL PROCEEDINGS

To the best knowledge of our management, there are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                      High              Low
                                                      ----              ---
2003
     First Quarter..............................      0.18              0.04
     Second Quarter.............................      0.10              0.03
     Third Quarter..............................      0.13              0.04
     Fourth Quarter.............................      0.41              0.04
2004
     First Quarter..............................      0.52              0.23
     Second Quarter.............................      0.51              0.37
     Third Quarter..............................      0.43              0.23
     Fourth Quarter.............................      1.05              0.23

On March 23, 2005, the closing sale price was $0.59.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of March 24, 2005, there were 272 shareholders holding certificated securities and approximately 383 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Atlas Stock Transfer, 5899 South State, Murray, Utah 84107.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

From November 10, 2004 through March 25, 2005, the Company sold 2,313,150 shares of its common stock to 51 non-United States residents for gross proceeds of $860,608. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

ThE following information CONTAINS certain forward-looking statements of OUR management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "could," "expect," "estimate," "anticipate," "PLAN," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, we acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. During the fiscal year ended June 30, 2001, we discontinued operations of the soil remediation business. Since discontinuing the soil remediation business, we have devoted substantial resources to the development of strategic relationships and contracts for the marketing and distribution of our polymer products both nationally and worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our selected financial information:

                                            Year Ended           Six Months Ended          Year Ended
                                         December 31, 2004       December 31, 2003       June 30, 2003
                                         -----------------       -----------------       -------------
                                             (Audited)              (Audited)              (Audited)
Statement of Operations Data:
  Revenue                                  $    597,588           $    101,924           $    479,338
  Loss From Continuing Operations            (1,654,838)            (2,944,291)            (1,099,616)
  Gain/(Loss) From Discontinued
  Operations                                          0                      0                 63,743
  (Net Loss)                                 (1,654,838)            (2,944,291)            (1,035,873)
(Continuing Operations)
  Loss Per Share                                  (0.16)                 (0.32)                 (0.12)
(Discontinued Operations)
  Income/(Loss) Per Share                           N/A                    N/A                   0.01
  (Net Loss) Per Share                            (0.16)                 (0.32)                 (0.11)

Balance Sheet Data:
  Current Assets                           $    485,435           $    264,161           $    255,791
  Total Property & Equipment, Net               414,177                485,082                160,524
  Patents, Net                                  445,001                491,847                539,378
  Deferred Tax Asset                                  0                      0              2,283,000

Total Assets                               $  1,414,537           $  1,315,121           $  3,242,800
Total Current Liabilities                       522,474                362,966                130,333
Accumulated Deficit                         (11,914,987)           (10,260,149)            (7,315,858)
Stockholders' Equity                         (1,731,605)              (799,951)             2,144,340

FISCAL YEAR ENDED DECEMBER 31, 2004 (AUDITED) COMPARED TO A SIX MONTH PERIOD YEAR ENDED DECEMBER 31, 2003 (AUDITED)

GENERAL

We changed our fiscal year end from June 30, to December 31. June 30, 2003 was the last fiscal year to end on June 30, 2003. The discussions below relate to the fiscal year-end of December 31, 2004 as it compares to the six months fiscal year ended December 31, 2003.

REVENUES

Revenues for the fiscal year-ended December 31, 2004 were $597,588 compared to $101,924 for the six months year ended December 31, 2003, an increase of 486%. This increase is indicative of sales activity from greater number of Company dealers and based upon customer awareness through advertising.

COST OF SALES

Cost of goods sold increased from $92,359 six months period ended December 31, 2003 to $376,776 for year ended December 31, 2004.

INVENTORY

Inventory balances increased to $327,581 at December 31, 2004 from $180,463 at the six month period ended December 31, 2003. We previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reducing materials' costs by ordering in bulk, we began to inventory larger volumes of raw materials in the period ended December 31, 2004.

OPERATING EXPENSES

Operating expenses increased by approximately 178% over the six month period ended December 31, 2003. These increases are due to increase in material and supplies, sales and marketing, as well as research and development and administrative costs. On an annual basis, we expect that costs will increase under our new distribution agreements but these relationships as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs as expected have increased in that we have more products and three distinct markets to administer agriculture, turf and retail. It is also anticipated that costs associated with public companies will increase. Interest expense is expected to remain the same in the next year as to the convertible debentures and may increase as to our other debt.

Approximately 39% of operating expenses for the period ended December 31, 2004 are comprised of payroll and consulting expenses. This compares to approximately 42% for such expenses for the six month period ended December 31, 2003. We anticipate that we will require additional personnel in marketing and sales in order to bring brand and market recognition to our Nutrimoist product and the related newly developed installation equipment. We incurred slight increases in our insurance related costs during the period ended December 31, 2004 over the period ended December 31, 2003. These increases appear to be unrelated to us but rather part of the insurance environment in general. We also increased our marketing efforts in the period ended December 31, 2004 resulting in higher costs.

INCOME TAXES

We had previously recorded a net deferred income tax asset of $2,283,000. Our management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset. The effect of this change in estimate was to increase the net loss by $2,283,000 for the six month period ended December 31, 2003. There is no impact as to operations for the period ended December 31, 2004.

NET LOSS

For the reasons detailed above, we experienced losses in our last two fiscal periods. We expect that as a result of our efforts during the last two years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenue from the sale of agricultural products increased from $101,924 for the six month period ended December 31, 2003 to $597,588 in our current fiscal year. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2005. However, given the gross margins of our products, future operating results should be improved.

SIX MONTHS ENDED DECEMBER 31, 2003 (AUDITED)

GENERAL

We changed our fiscal year end from June 30, to December 31. June 30, 2003 was the last fiscal year to end on June 30. The discussions below relate to the six months ended December 31, 2003 without direct comparison to a prior fiscal period.

REVENUES

Revenues for the six months ended December 31, 2003 were $101,924. Our revenues in this period were comprised of sales of Stockopam and Stockosorb representing approximately 53% and 45% of total revenue, respectively. Approximately 35% of sales were to a single customer. Three other customers comprised an additional approximately 40% of revenue.

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

INVENTORY

Inventory balances increased to $180,463 at the six month December 31, 2003 from $18,634 at June 30, 2003. We previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reducing materials' costs by ordering in bulk, we began to inventory larger volumes of raw materials in the period ended December 31, 2003.

OPERATING EXPENSES

Approximately 42% of operating expenses for the six month period ended December 31, 2003 are comprised of payroll and consulting expenses. This compares to approximately 49% for such expenses for the year ended June 30, 2003. We anticipate that we will require additional personnel in marketing and sales in order to bring brand and market recognition to our Nutrimoist product and the related newly developed installation equipment. We incurred increases in our insurance related costs during the period ended December 31, 2003. These increases appear to be unrelated to us but rather part of the insurance environment in general. We also increased our marketing efforts in the six month period ended December 31, 2003, resulting in higher costs.

INCOME TAXES

We had previously recorded a net deferred income tax asset of $2,283,000. Our management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset. The effect of this change in estimate was to increase the net loss by $2,283,000 for the six month period ended December 31, 2003.

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

INVENTORY

We believe that adequate supplies of raw materials are available to meet our current and anticipated requirements without disruption of our delivery chain. We intend to add additional storage and distribution facilities as necessary to accommodate increases in sales, provide for timely delivery and maintain an efficient supply process.

OPERATING EXPENSES

Operating expenses increased by approximately 18% over the same period in 2002. These increases are due to increase in material and supplies, sales and marketing, as well as equipment maintenance and administrative costs. On an annual basis, we expect that costs will increase based on three quarters of operating under our new distribution agreements but these relationships as a percentage of sales should decline as the expected sales volume increases annually. Likewise, on an annual basis the administrative costs are expected to increase as a full year of operations are experienced in that we have more products and two distinct markets to administer agriculture and turf. It is also anticipated that costs associated with public companies will increase. Interest expense is expected to remain the same in the next year as to the convertible debentures and may increase as to our other debt.

INCOME TAXES

We recognized an income tax benefit of our current and prior operating losses based on our expectation that we will realize sufficient income in the future, the next twenty years, to utilize the benefits of the net operating loss carry forward and therefore reduced cash outlay for taxes in future periods. For the current year, we recorded a valuation allowance of $412,000 to fully reduce the tax benefit for this year. With the disposition of a major segment of the business, we believe that deferral of the recognition of any additional benefit of the net operating loss carryforward until its remaining revenue sources are determined to be sufficient to generate income to offset the already recorded benefit.

NET LOSS

For the reasons detailed above, we experienced losses in our last two fiscal years. We expect that as a result of our efforts during the last two years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenue from the sale of agricultural products increased from $201,950 during our prior fiscal year to $479,336 in our current fiscal year. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2004. However, given the gross margins of our products, future operating results should be improved.

SEASONALITY

Our efforts in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. International sales have not been sufficient enough or the geographic distribution of sales concentrated enough to determine if a seasonal trend exists although the initial indication is that our markets will become diverse and therefore not indicate significant seasonal variations. As we expand into the residential and commercial markets nationally, we will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $52,467 and $31,720 at December 31, 2004 and at the six month period ended December 31, 2003 respectively. Net cash used by operations was $1,613,945 at December 31, 2004 as compared to net cash used by operations of $536,526 for six months ended December 31, 2003. We have historically relied upon one of our directors and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at December 31, 2004, the outstanding balance of the debentures was $792,034 and at December 31, 2003, the outstanding balance of the debentures was $805,056. At December 31, 2004 debentures consisted of $570,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $222,034 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, we would issue an additional 1,214,001 shares. Interest expense for the year ended December 31, 2004 was $165,114and interest expense for the six months ended December 31, 2003 and year ended June 30, 2003was $54,048 and $138,268 respectively.

During the quarter ended March 31, 2003, the Benz Group agreed to convert our outstanding debt of $2,381,849 into shares of our Series A Preferred Stock. This conversion resulted in the issuance of 4,763,699 shares of Series A Preferred Stock with a stated value of $0.50 per share and a conversion option into shares of common stock on a one-for-one basis. Preferred shareholders are entitled to receive preferential quarterly dividends equal to the prime rate per share, when and if declared by the Board of Directors, out of any assets that are legally available. No dividends have been declared, accrued or paid.


We have working capital (deficiency) (current assets less current liabilities) of $(37,039) as of year ended December 31, 2004 and $(98,805) as of the six month period ended December 31, 2003. The positive change in working capital is because the promissory notes were restructured.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(11,914,987) and have a working capital deficit of approximately $(37,039) as of December 31, 2004. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

We will consider both the public and private sale of securities and or debt instruments for expansion of our operations if such expansion would benefit our overall growth and income objectives. Should sales growth not materialize, we may look to these public and private sources for financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would at a minimum negatively impact our ability to timely meet our business objectives.

The Board of Directors approved a resolution to negotiate and structure a Regulation S offering of $3,5000,000. As of the date of this Report, the company has sold 5,677,352 shares of its common stock to 103 non-United States residents for gross proceeds of $1,613,928. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We had previously recorded a net deferred income tax asset of $2,283,000. Management determined that because we had yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset. The effect of this change in estimate was to increase the net loss by $2,283,000 for the six month period ended December 31, 2003.

We have capitalized approximately $380,000 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999 we purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which we based our plan of operations. The carrying value of these licensing rights was $445,001 at December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

     Name                  Age                    Position
     ----                  ---                    --------
Carl P. Ranno              65       Director, Chief Executive Officer, President
Ken Lew                    48       Director, Chief Financial Officer
Neil C. Kitchen            58       Director, Vice President
Diana Visco                47       Secretary
Louie Visco                89       Chairman of the Board of Directors
Scott Baker                48       Director
Johnny Dickinson           64       Vice President Marketing

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

MR. KEN LEW, DIRECTOR, CHIEF FINANCIAL OFFICER, has served as our Director since 2000. He holds an M.B.A. in Business Finance, a B.A. in Cell Biology, and a B. Sc. in Chemistry from the University of Washington and Seattle City University. Mr. Lew has produced and edited two financial books and has written numerous technical publications dealing with chemical interactions associated with polymer and non-polymer substrates. Mr. Lew has been a business consultant since 1997.

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

MS. DIANA VISCO, SECRETARY, Diana Visco, Company Secretary, has worked with Soil Wash Technologies, Inc. since January 1999. Prior to that, she worked for 21 years with the Americana Leadership College, Inc., traveling to all of its offices and conferences across the USA and Caribbean in addition to Australia, New Zealand, Canada and Europe. Ms Visco spent several years as a traveling administrator and spent her final years as International Administrator handling all aspects of finance, administration as well as marketing and promotion in addition to being assistant to the President of the company. She is the daughter of Mr. Louie Visco, one of our directors.

MR. LOUIE VISCO, DIRECTOR, has served as our Chairman of the Board since 2000. He is principal owner of the Benz Group, a privately held holding company founded in 1934. Mr. Visco founded Universal By-Products, Inc., the first publicly held solid waste company in the United States. Waste Management Inc., the world's largest waste management company, acquired the company in 1972. Over the past 50 years, Mr. Visco has served as a director on the boards of privately and publicly held companies.

MR. SCOTT BAKER, DIRECTOR, has practiced law in Arizona for the past 19 years. He graduated from the University of Arizona with a B.S. in business in 1978 and obtained his J.D. from the University of Arizona in 1981. As a general practitioner, he has appeared before the U.S. District Tax Court and the U.S. District Court.

MR. JOHNNY DICKINSON, VICE PRESIDENT MARKETING, prior to joining us, Mr. Dickinson served for more than 30 years at John Deere, most recently as Division Manager of Worldwide Marketing for the past ten years. He received his B.A. degree in Finance and Marketing from Eastern New Mexico University.

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain officers, as well as persons who own more than 10% of a registered class of our equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. We believe that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for our officers for the fiscal year ended December 31, 2004, the six months ended December 31, 2003 and the fiscal years ended 2003 and 2002. There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by us.

                                        ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                 --------------------------------   --------------------------------------
                                                                             Awards                Payouts
                                                                    ------------------------       -------
                                                          Other
                                                         Annual     Restricted   Securities                     All Other
                                                         Compen-      Stock      Underlying          LTIP       Compen-
                      Year       Salary($)    Bonus($)   sation($)   Awards($)  Options/SARs(#)    Payouts($)   sation($)
                      ----       ---------    --------   ---------   ---------  ---------------    ----------   ---------
Carl P. Ranno, CEO,   2004       $120,000        $0        $0        $     0              0           $0           $0
President (1)         2003 (2)   $ 60,000        $0        $0        $     0              0           $0           $0
                      2003       $120,000        $0        $0        $     0        150,000           $0           $0
                      2002       $ 58,200        $0        $0        $ 2,050              0           $0           $0


Ken Lew, CFO (3)      2004       $ 52,000        $0        $0        $     0              0           $0           $0
                      2003 (2)   $ 26,000        $0        $0        $     0              0           $0           $0
                      2003       $ 23,000        $0        $0        $     0        150,000           $0           $0
                      2002       $      0        $0        $0        $11,400              0           $0           $0

Neil C. Kitchen,      2004       $ 79,484        $0        $0        $     0              0           $0           $0
Vice President (4)    2003 (2)   $ 39,742        $0        $0        $     0              0           $0           $0
                      2003       $ 79,484        $0        $0        $     0        150,000           $0           $0
                      2002       $ 79,484        $0        $0        $     0              0           $0           $0

Diana Visco,          2004       $ 52,000        $0        $0        $     0              0           $0           $0
Secretary (5)         2003 (2)   $ 26,000        $0        $0        $     0              0           $0           $0
                      2003       $ 44,858        $0        $0        $     0         60,000           $0           $0
                      2002       $ 39,264        $0        $0        $     0              0           $0           $0

Johnny Dickinson, VP  2004       $ 63,385        $0        $0        $     0              0           $0           $0
-Marketing (6)        2003 (2)   $ 26,000        $0        $0        $     0              0           $0           $0
                      2003       $ 52,000        $0        $0        $     0         60,000           $0           $0
                      2002       $ 32,600        $0        $0        $     0              0           $0           $0

----------
1.   Appointed Chief Executive Officer and President on May 2, 2002.
2.   Compensation for the six months ended December 31, 2003.
3. Secretary from 2000 through May 1, 2002 and appointed Chief Financial Officer on May 2, 2002.
4. President from July 2000 through May 1, 2002 and appointed Vice President on May 2, 2002.
5.   Appointed Secretary on May 2, 2002.
6.   Appointed Vice President-Marketing in September 2002.

EMPLOYMENT AND RELATED AGREEMENTS

We have an Employment Agreement with Mr. Ron Salestrom, patent holder of patents underlying the Agriblend(R) product line. The term of the Agreement is from January 4, 2003 through January 3, 2005 and is automatically renewed unless either party wishes to terminate. Mr. Salestrom's salary under the Agreement is $75,000, based on sales to Gigot Agra, per year and he is entitled to all benefits established by us that are accorded to similarly situated employees. This Employment Agreement was not renewed.

COMPENSATION OF DIRECTORS

Our Directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

2002 STOCK OPTION PLAN

Our shareholders adopted a Stock Option Plan on November 8, 2002 (the "2002 Plan"). Under the 2002 Plan, 2,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2002 Plan, options may be granted to our key employees, officers, directors or consultants. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2002 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted.

The 2002 Plan shall terminate ten years from the date of its adoption by our shareholders, and no option shall be granted after termination of the 2002 Plan. Subject to certain restrictions, the 2002 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

As of the date hereof, 1,310,000 options have been issued pursuant to the 2002 Plan.

2005 STOCK OPTION/STOCK ISSUANCE PLAN

GENERAL

On January 31, 2005, our Board of Directors adopted our 2005 Stock Option/Stock Issuance Plan (the "2005 Plan") and directed that it be presented to the stockholders for their approval and adoption.

The 2005 Plan provides for the issuance of up to 10,000,000 shares of common stock to our directors, officers, employees and consultants in the form of stock options and shares of common stock.

Our Board of Directors will initially administer the 2005 Plan, except that the Board may, at its discretion, establish a committee comprised of two or more members of the Board or two or more other persons to administer the 2005 Plan (the "Plan Administrator").

The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, no shares of common stock or stock options have been issued pursuant to the 2005 Plan.

OPTION GRANT PROGRAM

Incentive stock options (those stock options that qualify under Section 422 of the Internal Revenue Code of 1986 ("the "Code")) may be granted to any individual who is, at the time of the grant, our employee. Non-qualified stock options (those options that do not qualify under Section 422 of the Code) may be granted to employees and other people, including our directors and officers.

Grants under the option grant program may be structured as installment options which become exercisable for vested shares over the optionee's period of service or as immediately exercisable options for unvested shares which will be subject to repurchase by us, at the option exercise price paid per share, upon the optionee's termination of service prior to vesting in those shares. All option grants must have an exercise price not less than 100% of the fair market value of the option shares on the grant date.

Each option is to have a maximum term of ten years, subject to earlier termination in the event the optionee leaves our service. The optionee will have up to a three month period following termination of service (for reasons other than death or disability) in which to exercise the option. This period will be extended to 12 months if the optionee's service terminates by reason of disability, and in the event of the optionee's death, the personal representative of the optionee's estate (or the person inheriting the option) will have up to a 12 month period following the optionee's death in which to exercise the option.

To exercise the option, the optionee must execute a stock purchase agreement and pay the exercise price for the purchased shares. Payment is to be made in cash; however, the Plan Administrator may also permit the optionee to deliver a full-recourse interest-bearing promissory note for the purchased shares payable in one or more installments. Provided that our shares remain publicly traded, the exercise price may be paid in shares of common stock or, alternatively, through the optionee's participation in a same-day sale program. Under such program, the option shares are sold immediately following the exercise of the option, and a portion of the sale proceeds is applied to the payment of the exercise price and all applicable withholding taxes.

In the event we are acquired by merger or asset sale, the option shares will immediately vest, and the option may be exercised for any or all of those vested shares prior to the effective date of such acquisition. However, such accelerated vesting will not occur if our repurchase rights with respect to the unvested option shares are assigned to the acquiring entity. The Plan Administrator will have the discretion to structure one or more option grants under the Plan so that the shares subject to those options will immediately vest in the event the optionee's service is involuntarily terminated within 18 months following an acquisition in which our repurchase rights are so assigned, and the optionee would then have a one-year period to exercise the accelerated options for fully-vested shares. It is anticipated that this special vesting acceleration provision would be made available only on a limited case-by-case basis.

The stock purchase agreement will provide us with the right to repurchase, at the original exercise price paid per share, any unvested shares held by the optionee at the time of his or her termination of service. The applicable vesting schedule will be set forth in the Notice of Grant. Full and immediate vesting of all the option shares will occur upon an acquisition by merger or asset sale, unless the repurchase right applicable to those shares is assigned to the successor company. One or more repurchase rights outstanding under the Plan may be structured so that those rights will subsequently lapse (and the option shares will immediately vest) upon an involuntary termination of the optionee's service within 18 months following the effective date of an acquisition in which the repurchase rights are assigned to the successor company.

STOCK ISSUANCE PROGRAM

Shares of common stock may be issued to employees and other people, including our directors and officers.

The stock issuance program allows eligible persons to purchase shares of common stock at fair market value or at a discount of up to 15% of fair market value. The shares may be fully vested when issued or may vest over time as the recipient provides services or as specified performance objectives are attained. In addition, shares of common stock may be issued as bonus awards in recognition of services rendered, without any cash outlay required of the recipient.

The stock issuance component is structured as a stock purchase transaction, with the purchase price for the shares to be paid in cash or by promissory note at the time of issuance of the shares. The same repurchase rights summarized above for the "Stock Purchase Agreement" under the option grant program will apply to the purchased shares, namely, our right to repurchase, at the original purchase price, any unvested shares held by the participant at the time of his or her termination of service.

It is anticipated that any issued shares will vest either immediately or in a series of installments over the participant's period of service. Full and immediate vesting of all the shares will occur upon an acquisition by merger or asset sale, unless the repurchase right applicable to those shares is assigned to the successor company. The assigned repurchase rights may be structured so that they will subsequently lapse (and the shares will immediately vest) upon an involuntary termination of the participant's service within 18 months following the effective date of the acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 15,362,379 issued common shares.

                                            Amount and Nature of    Percent
Name and Address of Beneficial Owners (1)   Beneficial Ownership   Ownership (2)
-----------------------------------------   --------------------   -------------
Carl P. Ranno                                    557,900  (3)         3.6%
Ken Lew                                          150,000  (4)           *
Neil C. Kitchen                                1,501,455  (5)         9.7%
Diana Visco                                       60,000  (6)           *
Louie Visco                                    9,194,264  (7)          60%
Scott Baker                                      479,818  (8)         3.1%
Johnny Dickinson                                 110,000  (9)           *
All executive officers and
 directors as a group (7 persons)             12,053,437               78%

----------
*    Less than 1%.
1. C/o the Company's address, 12224 Montague Street Pacoima, CA 91331, unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
4. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
5. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012 and a debenture convertible into 50,000 shares of Common Stock expiring on June 22, 2007.
6. Consists of options to purchase 60,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
7. Consists of 3,280,565 shares of Common Stock, 4,763,699 shares of Preferred Stock convertible into 4,763,699 shares of Common Stock held in the name of The Benz Group, a company in which Mr. Visco owns a majority interest; a debenture convertible into 500,000 shares of Common Stock expiring on February 1, 2007 and a debenture convertible into 500,000 shares of Common Stock expiring on March 27, 2007 held in the name of FLD Corporation, a company in which Mr. Visco owns a majority interest; and options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
8. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
9. Includes options to purchase 60,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Neil C. Kitchen, a Director and Vice President, has a $20,000 Debenture with us which is convertible at $0.50 per share with interest at 8%, expiring on June 22, 2007.

Louie Visco, Director, is an owner and director of FLD Corporation, the holder of two $250,000 Debentures convertible at $0.50 per share with interest at 8%, expiring on February 1, 2007 and March 27, 2007, respectively.

Louie Visco, Director, is an owner and director of Benz Group, the holder of 3,280,565 shares of Common Stock, 4,763,699 shares of Preferred Stock convertible into 4,763,699 shares of Common Stock.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility which requires monthly rental payments of approximately $554. The Sublease Agreement terminates on December 31, 2008.

ITEM 13. EXHIBITS

3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997(1)
3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997(1)
3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000(2)
3.4   Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997(1)
3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998(3)
4.1   Convertible Debenture - Lump Sum Contribution(Form)(4)
4.2   Convertible Debenture - Incremental(Form)(4)
10.1 License Agreement between Ron Salestrom, American Soils Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000(2)
10.2 Distributorship Agreement with Agriblend(R) Australia P.T.Y., Ltd., dated September 1, 2000(5)
10.3  Distributorship Agreement with BioPlus Nutrients, LLC, dated July 19,
      2001(5)
10.4 Non-Disclosure and Non-Circumvent Agreement with BioPlusNutrients, L.L.C, dated July 25, 2001(5)
10.5  Distributorship Agreement with Ag Specialties, LLC, dated June 27, 2002(6)
10.6 Distributorship Agreement with Gigot Agra Services effective date August 15, 2002(7)
10.7  Distributorship Agreement with Stockhausen, Inc., dated August 20, 2002(6)
10.8 Distributorship Agreement with Bentonite Performance Minerals, dated August 26, 2002(6)
10.9 Distributorship Agreement with J T Water Management, dated September 20, 2002(6)
10.10 Distributorship Agreement with X-Treme Green Landcare, dated October 11, 2002(7)
10.11 Employment Agreement with Ronald Salestrom, dated January 4, 2003 (8)

10.12 Distributor Agreement with The Amber Group, LLC, dated January 14, 2003(9)
10.13 Debt Conversion Agreement with The Benz Group, dated March 31, 2003 (10)
10.15 Distributorship Agreement with Quantus Corporation, November 14, 2003(11)
10.16 Dealer Agreement with A Plus Service, dated March 8, 2004(11)
10.17 Dealer Agreement with Dan DeBuff, dated March 12, 2004(11)
10.18 Sublease Agreement with The Customized Box Company, dated April 1,
      2004(11)
10.19 Dealer Agreement with Richard Padgett, dated June 1, 2004(12)
10.20 Stock Placement Agreement with Bellador Advisory Services(Labaun) Ltd., dated July 16, 2004(12)
10.21 Dealer Agreement with Dick Hansen Distributing, dated August 2, 2004 (12)
10.22 Dealer Agreement with HRE of Benton City dated August 31, 2004(13)
10.23 Marketing Agreement with Spectrum Advisors, LLC, dated October 20,
      2004(13)
10.24 Dealer Agreement with Donald Weishuhn dated November 19, 2004*
10.25 Investor Relations Agreement with Crosscheck Capital, LLC, dated November 24, 2004*
10.26 Marketing Agreement with West Coast Fairways dated December 2, 2004 *
10.27 Dealer Agreement with Ag Pro Tech, Inc. dated January 10, 2005*
10.28 Exclusive Worldwide Marketing Agreement with Dick Hansen and Richard Roos dated February 18, 2005*
10.29 Dealer Agreement with Midwest Industrial Supply dated March 2, 2005 *
10.30 Dealer Agreement with Al Godes dated March 9, 2005*
10.31 Dealer Agreement with Jerry Schuelke dated March 26, 2005*
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002*
32    Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes Oxley Act of 2002*

----------
*    Exhibits attached hereto
1. Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
4. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
5. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2001, filed on October 11, 2001.
6. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002.
7. Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended September 30, 2002 filed on November 13, 2002.
8. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.
9. Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended December 31, 2002, filed on February 19, 2003.
10. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2003, filed May 15, 2003.
11. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
12. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2004, filed on August 16, 2004.
13. Incorporated by reference our Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

EPSTEIN WEBER & CONOVER, PLC, CERTIFIED PUBLIC ACCOUNTANTS ("EPSTEIN")

Epstein was our independent auditor and examined our financial statements for the fiscal years ending December 31, 2004 and December 31, 2003. Epstein performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2004 and December 31, 2003.

AUDIT FEES

Epstein was paid aggregate fees of approximately $24,625 for the fiscal year ended December 31, 2004 and approximately $32,500 for the fiscal year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

AUDIT RELATED FEES

Epstein was not paid additional fees for either of the fiscal years ended December 31, 2004 or December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Epstein was paid fees in the amount of $4,625 for the fiscal year ended December 31, 2004 and fees of $0 for the fiscal year ended December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

ALL OTHER FEES

Epstein was not paid any other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2003.

AUDIT COMMITTEE

We do not have an audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                AMERICAN SOIL TECHNOLOGIES, INC.


DATED: March 30, 2005           By: /s/ Carl P. Ranno
                                   ----------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer,
                                   and President
                                   (Principal Executive Officer)


DATED: March 30, 2005           By: /s/ Ken Lew
                                   ----------------------------------
                                   Ken Lew
                                   Director, Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)


DATED: March 30, 2005           By: /s/ Neil C. Kitchen
                                   ----------------------------------
                                   Neil C. Kitchen
                                   Director, Vice President

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


                                        /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
September 15, 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of American Soil Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of American Soil Technologies, Inc. and subsidiaries as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004 and the six month period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Soil Technologies, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of its operations and cash flows for the year ended December 31, 2004 and the six month period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2004 and liabilities exceed assets by $1,731,605 at December 31, 2004. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Epstein, Weber & Conover, PLC
    Scottsdale, Arizona
    February 18, 2005

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                    $     52,467
   Accounts receivable, net of allowance of doubtful accounts of $37,662              55,391
   Employee advances                                                                   2,305
   Inventory                                                                         327,581
   Prepaid expenses and other current assets                                          47,691
                                                                                ------------
      Total current assets                                                           485,435
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $123,363                  414,177
DEPOSITS AND OTHER ASSETS                                                              9,924
INTELLECTUAL PROPERTY, net of accumulated amortization of $234,216                   445,001
RELATED PARTY NOTES RECEIVABLE                                                        60,000
                                                                                ------------
    TOTAL ASSETS                                                                $  1,414,537
                                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                     $    327,243
   Notes payable - current portion                                                    18,151
   Notes payable to related parties - current portion                                125,673
   Capital lease obligations - current portion                                        16,967
   Debentures payable to related parties - current portion                            34,440
                                                                                ------------
      Total current liabilities                                                      522,474
NOTES PAYABLE - long-term portion                                                     93,034
CAPITAL LEASE OBLIGATIONS - long-term portion                                         21,040
NOTES PAYABLE TO RELATED PARTIES - long term portion                               1,752,000
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                            757,594
                                                                                ------------
      Total liabilities                                                            3,146,142
                                                                                ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 par value, 10,000,000 shares
    authorized, 4,763,699 shares issued and outstanding                            2,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    14,211,729 shares issued and outstanding                                          14,212
   Paid in capital                                                                 7,787,321
   Accumulated deficit                                                           (11,914,987)
                                                                                ------------
      Total stockholders' deficit                                                 (1,731,605)
                                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $  1,414,537
                                                                                ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND JUNE 30, 2003 AND THE SIX MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                         Six Months
                                                    Year Ended              Ended             Year Ended
                                                 December 31, 2004    December 31, 2003      June 30, 2003
                                                 -----------------    -----------------      -------------
NET REVENUES                                       $    597,588         $    101,924         $    479,339
                                                   ------------         ------------         ------------
COST OF GOODS SOLD                                      376,776               92,359              344,206
                                                   ------------         ------------         ------------
GROSS INCOME                                            220,812                9,565              135,133
                                                   ------------         ------------         ------------
OPERATING EXPENSES
   General and administrative                         1,014,487              490,199              909,530
   Sales and marketing                                  392,117               60,341               50,117
   Research and development                             154,599               41,935               74,959
   Depreciation and amortization                        152,033               23,421               39,954

                                                   ------------         ------------         ------------
      Total operating expenses                        1,713,236              615,896            1,074,560
                                                   ------------         ------------         ------------

OPERATING LOSS                                       (1,492,424)            (606,331)            (939,427)
                                                   ------------         ------------         ------------
OTHER (INCOME)/EXPENSE
   (Gain)/loss on disposition of assets                      --                  912                 (905)
   Interest expense and related costs                   165,114               54,048              138,268
   Interest income                                       (2,700)                  --                 (174)
                                                   ------------         ------------         ------------
      Total other (income)/expense                      162,414               54,960              137,189

LOSS BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS                         (1,654,838)            (661,291)          (1,076,616)
                                                   ------------         ------------         ------------

INCOME TAX  PROVISION                                        --            2,283,000               23,000
                                                   ------------         ------------         ------------

LOSS BEFORE DISCONTINUED OPERATIONS                  (1,654,838)          (2,944,291)          (1,099,616)
                                                   ------------         ------------         ------------
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                  --                   --               63,743
                                                   ------------         ------------         ------------
NET LOSS                                           $ (1,654,838)        $ (2,944,291)        $ (1,035,873)
                                                   ============         ============         ============
NET LOSS PER SHARE:
BASIC:
   Loss from continuing operations                 $      (0.16)        $      (0.32)        $      (0.12)
   Income from discontinued operations                       --                   --                 0.01
                                                   ------------         ------------         ------------
                                                   $      (0.16)        $      (0.32)        $      (0.11)
                                                   ============         ============         ============
DILUTED:
   Loss from continuing operations                 $      (0.16)        $      (0.32)        $      (0.12)
   Income from discontinued operations                       --                   --                 0.01
                                                   ------------         ------------         ------------
                                                   $      (0.16)        $      (0.32)        $      (0.11)
                                                   ============         ============         ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                             10,218,158            9,096,585            9,208,568
                                                   ============         ============         ============
   Diluted                                           10,218,158            9,096,585            9,208,568
                                                   ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
DECEMBER 31, 2004 AND JUNE 30, 2003 AND THE SIX MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                            Common Stock              Preferred A            Paid-in      Accumulated
                                       Shares        Amount      Shares         Amount       Capital        Deficit         Total
                                       ------        ------      ------         ------       -------        -------         -----
BALANCE JUNE 30, 2002                 9,258,782     $  9,259           --     $       --   $ 7,125,859   $ (6,279,985)  $   855,133

 Debt conversion to preferred stock                             4,763,699      2,381,849            --             --     2,381,849

 Cancellation of common shares         (162,197)        (162)          --             --       (56,607)            --       (56,769)

 Net loss                                    --           --           --             --            --     (1,035,873)   (1,035,873)
                                     ----------     --------    ---------     ----------   -----------   ------------   -----------

BALANCE JUNE 30, 2003                 9,096,585        9,097    4,763,699      2,381,849     7,069,252     (7,315,858)    2,144,340

 Net loss                                                                                                  (2,944,291)   (2,944,291)
                                     ----------     --------    ---------     ----------   -----------   ------------   -----------
BALANCE DECEMBER 31, 2003             9,096,585        9,097    4,763,699      2,381,849     7,069,252    (10,260,149)     (799,951)
                                     ----------     --------    ---------     ----------   -----------   ------------   -----------

 Common stock issued for services        50,000           50                                    22,450                       22,500

 Common stock issued for cash         5,065,144        5,065                                   695,619                      700,684

 Net loss                                                                                                  (1,654,838)   (1,654,838)
                                     ----------     --------    ---------     ----------   -----------   ------------   -----------
BALANCE DECEMBER 31, 2004            14,211,729     $ 14,212    4,763,699     $2,381,849   $ 7,787,321   $(11,914,987)  $(1,731,605)
                                     ==========     ========    =========     ==========   ===========   ============   ===========

   The accompanying notes are an integral part of these financial statements

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND JUNE 30, 2003 AND THE SIX MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                               Six Months
                                                            Year Ended           Ended             Year Ended
                                                         December 31, 2004   December 31, 2003    June 30, 2003
                                                         -----------------   -----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,654,838)        $(2,944,291)        $(1,035,873)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Provision for doubtful accounts                            33,555               4,107                  --
     Depreciation and amortization                             152,034              51,902              56,931
     Gain/(loss) on disposal of assets                              --                 912             (64,648)
     Cancellation of common shares                                  --                  --             (56,769)
     Common stock issued for services                           22,500                  --                  --
     Deferred income taxes                                          --           2,283,000              23,000
  Changes in assets and liabilities:
     Accounts receivable                                       (60,638)            103,606             (55,420)
     Receivables from officers and employees                     2,195              (3,970)            (60,539)
     Prepaid and other current assets                          (28,521)            (19,170)             25,000
     Deposits and other assets                                   4,107              15,076               9,641
     Inventory                                                (147,118)           (161,829)             66,879
     Accounts payable                                           65,491             131,639              85,805
     Accrued liabilities                                        (2,712)              2,492                (921)
                                                           -----------         -----------         -----------
        Net cash  used by operating activities              (1,613,945)           (536,526)         (1,006,914)
                                                           -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                        (2,283)           (249,789)           (149,751)
  Proceeds from sale of assets                                      --                  --              93,140
                                                           -----------         -----------         -----------
        Net cash used for investing activities                  (2,283)           (249,789)            (56,611)
                                                           -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       700,684                  --                  --
  Proceeds from issuance of debt                             1,004,673             827,000           1,044,849
  Principal repayments on convertible debentures               (13,022)            (11,071)             (8,873)
  Principal repayments on capital lease obligations            (12,003)            (13,500)                 --
  Principal repayments on notes payable                        (43,357)                 --                  --
                                                           -----------         -----------         -----------
        Net cash provided by financing activities            1,636,975             802,429           1,035,976
                                                           -----------         -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                20,747              16,114             (27,549)

CASH AND CASH EQUIVALENTS, beginning of year                    31,720              15,606              43,155
                                                           -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, end of year                     $    52,467         $    31,720         $    15,606
                                                           ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND JUNE 30, 2003 AND THE SIX MONTHS ENDED DECEMBER 31, 2003 (CONTINUED)
--------------------------------------------------------------------------------

                                                                          Six Months
                                                       Year Ended           Ended             Year Ended
                                                    December 31, 2004   December 31, 2003    June 30, 2003
                                                    -----------------   -----------------    -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                       $  119,810           $   44,502          $  135,851
                                                      ==========           ==========          ==========

                                                                          Six Months
                                                       Year Ended           Ended             Year Ended
                                                    December 31, 2004   December 31, 2003    June 30, 2003
                                                    -----------------   -----------------    -------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Vehicle acquired with note payable                  $        0           $   48,452          $        0
                                                      ==========           ==========          ==========
  Equipment acquired under capital lease              $   32,000           $   31,510          $        0
                                                      ==========           ==========          ==========
  Conversion of debt to preferred stock               $        0           $        0          $2,381,849
                                                      ==========           ==========          ==========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED
DECEMBER 31, 2004 AND JUNE 30, 2003 AND SIX MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

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

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has an accumulated deficit of $11,914,987. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through additional debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $105,187, $4,371 and $16,977 for the year ended December 31, 2004, the six month period ended December 31, 2003, and the year ended June 30, 2003, respectively.

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $300,632, $43,449 and $29,688 for the year ended December 31, 2004, the six month period ended December 31, 2003, and the year ended June 30, 2003, respectively.

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

     FINANCIAL INSTRUMENTS: Financial instruments consist primarily of accounts receivable, notes receivable, and obligations under accounts payable, capital leases, convertible debentures and notes payable to related parties and notes payable to unrelated entities. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The carrying values of notes payable to unrelated entities approximate fair value because they contain market value interest rates and have specified repayment terms. Obligations under capital leases approximate fair value because the original balances approximated the fair value of the underlying equipment at the time the obligations were incurred. The fair value of the related party notes receivable, debentures and notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

     There were no stock options granted or exercised during the period ended December 31, 2004; however, 60,000 options were forfeited. All granted options were fully vested as of June 30, 2003. The following summarizes information at December 31, 2004:

                    Options Outstanding                           Options Exercisable
    --------------------------------------------------    --------------------------------------
                                           Weighted
                         Number            Average        Weighted       Number         Weighted
                     outstanding at       Remaining        Average    Exercisable at    Average
        Range of       December 31,      Contractual      Exercise     December 31,     Exercise
    Exercise Prices       2004         Life (in years)     Price           2004          Price
    ---------------       ----         ---------------     -----           ----          -----
     $0.25               300,000            7.75           $0.25          300,000        $0.25
      0.50               950,000            7.75            0.50          950,000         0.50
     ------------      ---------            ----           -----        ---------        -----
     $0.25 - 0.50      1,250,000            7.75           $0.44        1,250,000        $0.44
     ============      =========            ====           =====        =========        =====

     No stock-based employee compensation cost is reflected in the December 31, 2004, December 31, 2003 or June 30, 2003 income statements, as all options granted under these plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of the grant. The following table illustrates the effect in net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                    Six Month
                                              Year Ended           Period Ended           Year Ended
                                           December 31, 2004     December 31, 2003      June 30, 2003
                                           -----------------     -----------------      -------------
     Net Loss                                $(1,654,838)          $(2,944,291)          $(1,035,873)

     Deduct: Stock-based employee
     compensation expense determined
     under the fair value based method,
     net of tax                                        0                     0                     0
                                             -----------           -----------           -----------

     Pro forma net loss                      $(1,654,838)          $(2,944,291)          $(1,035,873)
                                             ===========           ===========           ===========

     Net loss per share as reported          $     (0.16)          $     (0.32)          $     (0.11)
                                             ===========           ===========           ===========

     Net loss per share pro forma            $     (0.16)          $     (0.32)          $     (0.11)
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

     RECLASSIFICATIONS: Certain reclassifications have been made to the December 31, 2003 and the June 30, 2003 financial statements in order to conform to the December 31, 2004 presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature and therefore, the adoption of SFAS 150 did not have a material effect on the Company's financial statements.

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

     In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN 46 did not have a significant impact on the Company's financial statements.

     In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "ACCOUNTING FOR STOCK-BASED COMPENSATION" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

3.   INVENTORY

     Inventory is comprised of the following at December 31, 2004:

           Work in progress            $ 52,404
           Finished goods               275,177
                                       --------
           Total                       $327,581
                                       ========

     The work in progress category accrues costs incurred on the construction of ten injection machines. The estimated cost to complete the machines is approximately $378,000.

4.   INTELLECTUAL PROPERTY

     On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $46,846, $23,421 and $39,954 for the year ended December 31, 2004, the six month period ended December 31, 2003 and the year ended June 30, 2003, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

              Year                      Amount
              ----                      ------
              2005                     $ 46,843
              2006                       46,843
              2007                       46,843
              2008                       46,843
           Thereafter                   210,786
                                       --------
             Total                     $445,001
                                       ========

     In addition, the Company is required to pay royalties to the patent holder. Per the terms of the agreement, the Company is required to pay the patent holder one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. As of December 31, 2004, total royalties earned were $1,415. The payment of royalties are reduced by amounts owed to the Company by the patent holder - see Note 6.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2004:

           Machinery                                           $ 474,994
           Vehicle                                                44,614
           Office furnishings, fixtures and equipment             17,932
                                                               ---------
             Total                                               537,540
             Less accumulated depreciation                      (123,363)
                                                               ---------
                    Property and equipment, net                $ 414,177
                                                               =========

     Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

6.   NOTE RECEIVABLE

     The $60,000 note receivable is due from an individual who has been contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. In the year ended December 31, 2004, the Company recognized $2,700 in interest income and $1,415 in royalty expense related to this agreement. Accordingly, the Company has interest receivable of $1,285 at December 31, 2004 related to this note.

7.   NOTES PAYABLE

     Notes payable at December 31, 2004 are comprised of the following:

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for one
     share of common stock. Principal due February 1, 2007.            $250,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for one
     share of common stock. Principal due March 27, 2007.               250,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable quarterly.
     Principal is convertible at a rate of $0.50 for one share of
     common stock. Principal due February 1, 2006.                       25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable quarterly.
     Principal is convertible at a rate of $0.50 for one share of
     common stock. Principal due February 1, 2006.                       25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable quarterly.
     Principal is convertible at a rate of $0.50 for one share of
     common stock. Principal due June 22, 2005.                          20,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal is
     convertible at a rate of $3.00 for one share of common stock.      222,034

     Note payable to related party, original balance of $152,000, interest at 8% per annum and payable monthly. Note is
     unsecured. Principal is due September 29, 2006.                    152,000

     Note payable to related party, original balance of $1,600,000, interest at 8% per annum and payable monthly. Note is
     unsecured. Principal is due September 29, 2006.                  1,600,000

     Note payable to lending institution, original balance of
     $48,542, interest at 2.9% per annum. Requires monthly
     principal and interest payments of $736 through 2009.
     Collateralized by vehicle.                                          41,072

     Note payable to related party, original balance of $156,673, interest at prime rate, 4.75% at December 31, 2004, and is payable monthly. Note is unsecured. Principal is due September
     29, 2006.                                                          125,673

     Note payable to finance company, original balance of $75,000, interest at 17.7% per annum. Requires monthly principal and interest payments of $1,814 through 2009. Collateralized by
     polymer injection machine.                                          70,113
                                                                     ----------

            Total                                                    $2,780,892

            Less current portion                                       (178,264)
                                                                     ----------
            Total long-term portion                                  $2,602,628
                                                                     ==========

     Future maturities of principal at December 31 are as follows:

         2005                                                        $  178,264
         2006                                                         1,838,003
         2007                                                           540,245
         2008                                                            45,121
         2009                                                            45,599
         Thereafter                                                     133,660
                                                                     ----------

                  Total                                              $2,780,892
                                                                     ==========

     The notes payable of $1,600,000, $125,673 and $152,000 and the two $250,000
     convertible debentures are held by entities that hold approximately 23% of the Company's common stock. As of December 31, 2004, the $1,600,000 and the $152,000 notes were restructured. Under the terms of the new agreements, the notes were changed from demand notes to two year term notes. The interest charged was also increased from four percent to eight percent.

8.   PROVISION FOR INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Income taxes for the year ended December 31, 2004, the six month period ended December 31, 2003 and the year ended June 30, 2003 is summarized as follows:

                                  December 31,     December 31,       June 30,
                                     2004             2003             2003
                                  -----------      -----------      -----------
     Current Benefit              $  (648,425)     $  (249,375)     $  (486,243)
     Deferred Provision               648,425        2,532,375          509,243
                                  -----------      -----------      -----------

     Net income tax provision     $         0      $ 2,283,000      $    23,000
                                  ===========      ===========      ===========

     A reconciliation of the differences between the effective and statutory income tax rates ended December 31, 2004 and December 31, 2003 and June 30, 2003, is as follows:

                                              December 31, 2004           December 31, 2003            June 30, 2003
                                           ----------------------      ----------------------      --------------------
     Federal                               $ (561,892)      (34)%      $ (224,839)      (34)%      $(344,000)     (34)%
     State                                    (99,157)       (6)%         (39,677)       (6)%        (45,000)      (6)%
     Additional valuation allowance           517,537        31%          257,613        39%         412,000       42%
     Increase valuation allowance for
      prior year recognition of deferred
      income tax asset                      2,283,000       345%
     Other                                    145,512         9%            6,904         1%
                                           ----------      ----        ----------      ----        ---------     ----
     Effective rate                        $        0         0%       $2,283,000       345%       $  23,000        2%
                                           ==========      ====        ==========      ====        =========     ====

     At December 31, 2004, deferred income tax assets totaling $4,198,000 was comprised of $4,176,000 related to the tax effect of the federal and state net operating losses and $22,000 related to differences in the book and tax bases of accounts receivable and intangible assets. At December 31, 2004, there was a deferred income tax liability of $32,000 relating to differences in the book and tax bases of property and equipment. The valuation allowance was increased by a total of $518,000 during the period ended December 31, 2004. At December 31, 2004, the Company had federal net operating loss carryforwards of $11,814,000 that expire from 2008 through 2023 and state net operating carryforwards of $2,566,000 expiring from 2006 through 2008.

9.   STOCKHOLDERS' DEFICIT

     COMMON STOCK

     The Company has 100,000,000 shares authorized. At December 31, 2004, the Company had 14,211,729 shares of $0.001 par value common stock outstanding.

     SERIES A CONVERTIBLE PREFERRED STOCK

     The Company has 10,000,000 shares of Series A Convertible Preferred Stock authorized. At December 31, 2004, the Company had 4,763,699 shares of $0.50 stated value Series A preferred stock issued and outstanding. On March 31, 2003, the Company issued 4,763,699 shares of Series A convertible preferred stock for the conversion of debt in the principal amount of $2,381,849. The holders of the preferred stock have the option to convert to common stock at a rate of one share of common stock for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred stock have no voting rights.

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

10.  NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the periods ended December 31, 2004, December 31, 2003 and June 30, 2003. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                       Year Ended        Six Months Ended      Year Ended
                                    December 31, 2004    December 31, 2003    June 30, 2003
                                    -----------------    -----------------    -------------
     Convertible preferred stock       4,763,699            4,763,699           4,763,699
     Common stock options              1,250,000            1,310,000           1,310,000
     Convertible debt                  1,214,011            1,218,352           1,222,042
                                       ---------            ---------           ---------
                                       7,227,710            7,292,051           7,295,741
                                       =========            =========           =========

     The following presents the computation of basic and diluted loss per share from continuing operations for the periods ended:

                             December 31, 2004                     December 31, 2003                      June 30, 2003
                   ----------------------------------    ----------------------------------    ----------------------------------
Net Loss           $(1,654,838)                          $(2,944,291)                          $(1,035,873)

Preferred stock
dividends                   --                                    --                                    --
                   -----------                           -----------                           -----------
Loss available
to common
Stockholders       $(1,654,838)                          $(2,944,291)                          $(1,035,873)
                   ===========                           ===========                           ===========
BASIC EARNINGS
PER SHARE:

Loss available
to common
stockholders       $(1,654,838)  10,218,158   $(0.16)    $(2,944,291)   9,096,585   $(0.32)    $(1,035,873)   9,208,568    $(0.12)
                   ===========                ======     ===========                ======     ===========    =========    ======
Effect of
dilutive
securities              N/A          N/A                      N/A          N/A                     N/A           N/A

DILUTED EARNINGS
PER SHARE          $(1,654,838)  10,218,158   $(0.16)    $(2,944,291)   9,096,585   $(0.32)    $(1,035,873)   9,208,568    $(0.12)
                   ===========                ======     ===========                ======     ===========    =========    ======

11.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2004, the six month period ended December 31, 2003 and the year ended June 30, 2003, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & OFFICERS

     Neil C. Kitchen, a Director and Vice President, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 10%, maturing in the third calendar quarter of 2005. Interest incurred on this debenture was $1,600, $1,000 and $2,000 for the year ended December 31, 2004, the six month period ended December 31, 2003 and the year ended June 30, 2003, respectively.

     The holders of the two (2) $25,000 convertible debentures and the $222,034 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the year ended December 31, 2004, the six month period ended December 31, 2003 and the year ended June 30, 2003 was approximately $27,000, $14,000 and $28,000, respectively.

     AFFILIATED ENTITIES

     Louis Visco, Director, is an owner and director of FLD Corporation, the holder of two (2) $250,000 Debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2007 and $1,725,673 in notes payable. Interest incurred on these debentures and notes during the year ended December 31, 2004 the six month period ended December 31, 2003 and the year ended June 30, 2003 was approximately $118,000, $27,800 and $53,000, respectively.

     Louis Visco is also an owner of the Benz Disposal Company, which is the holder of notes payable totaling $152,000. Interest incurred on this debenture was 7,800, $3,000 and $7,800 during the year ended December 31, 2004 the six month period ended December 31, 2003 and the year ended June 30, 2003, respectively.

     The Company also entered into an operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louis Visco. Rents charged by this entity during the year December 31, 2004 were $4,986.

     Ronald Salestrom, contracted to provide services to the Company as its Chief Technical Officer, is also the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. As of December 31, 2004, total royalties earned were $1,415. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the year ended December 31, 2004, the Company recognized interest income on this note of $2,700. Accrued interest receivable at December 31, 2004 is $1,285.

12.  LEASES

     OPERATING LEASES

     The Company leases real property located in Pacoima California from an entity owned by a Director and majority shareholder under a long-term operating lease (see Note 8). The lease began April 2004 and expires December 2008. The Company also leases warehouse space under a month to month operating lease. Rent expense under these leases for the year ended December 31, 2004 was $14,886. Future minimum lease payments under operating leases are as follows:

           Years ended December 31:
              2005                                            $  8,568
              2006                                               6,756
              2007                                               6,648
              2008                                               6,648
              Thereafter                                             0
                                                              --------
                                                              $ 28,620
                                                              ========

     CAPITAL LEASES

     The Company leases certain equipment under capital leases that expire through 2008. Minimum required lease payments under the lease agreements for the years ending December 31 are as follows:

           Year ending December 31,
              2005                                            $ 22,683
              2006                                              10,968
              2007                                              10,968
              2008                                               3,656
                                                              --------
                Total                                           48,275
           Less: Amount representing interest                  (10,268)
                                                              --------
                Total payments, net of interest                 38,007
           Less: Current portion                               (16,967)
                                                              --------
                Total long term minimum lease payments        $ 21,040
                                                              ========

     Equipment under capital leases is included in machinery and equipment as follows:

                                                             December 31,
                                                                2004
                                                              --------
           Machinery and equipment                            $ 62,000
           Less: Accumulated depreciation                      (13,982)
                                                              --------
                                                              $ 48,108
                                                              ========

13.  CONCENTRATIONS

     The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the Company did not exceed those limits.

     During the year ended December 31, 2004 sales to two customers aggregated to approximately 33% of total sales for the period. Approximately 87% of the accounts receivable balance at December 31, 2004 was comprised of balances due from four customers.

     The Company has an agreement with a supplier that grants the Company exclusive rights to sell and distribute the supplier's products in the western United States. This supplier's products represent approximately 76% and 75% of product in inventory at December 31, 2004 and 2003, respectively and 82% and 98% of the products sold in the year ended December 31, 2004 and the six month period ended December 31, 2003, respectively.

14.  COMMITMENTS

     During the three month period ended December 31, 2004, the Company arranged to have ten polymiser machines built for eventual resale. The estimated cost for the machines is $420,000, of which $52,404 has been incurred and is shown as work in progress in (see footnote 3).

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

     The Company also entered into an agreement on November 24, 2004 with an unrelated entity whereby the entity will provide investor relation services for an initial period of six months beginning December 1, 2004. In exchange for these services, the Company will provide a total of $60,000 and 250,000 shares of common stock in remuneration, payable in monthly installments of $10,000 and 50,000 shares of common stock per month. This contract may be renewed by the Company at its discretion. Expense recorded as of December 31, 2004 related to this agreement is $32,500.