Form 10QSB
period 2005-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2005-05-20
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2005, the number of shares of Common Stock issued and outstanding was 16,152,879.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                    1

         Consolidated Balance Sheet -March 31, 2005                          1

         Consolidated Statements of Operations -
         For the three months ended March 31, 2005 and 2004                  2

         Consolidated Statements of Cash Flows -
         For the three months ended March 31, 2005 and 2004                  3

         Notes to Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                               17

Item 3.  Internal Controls                                                  21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        22

Item 3.  Defaults Upon Senior Securities                                    22

Item 4.  Submission of Matters to a Vote of Security Holders                22

Item 5.  Other Information                                                  22

Item 6.  Exhibits                                                           22

SIGNATURES                                                                  23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                                                      $     28,700
   Accounts receivable, net of allowance of doubtful accounts of $58,356               161,852
   Employee advances                                                                     1,752
   Inventory                                                                           365,933
   Prepaid expenses and other current assets                                            21,840
                                                                                  ------------
      Total current assets                                                             580,077
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $149,244                    388,297
DEPOSITS AND OTHER ASSETS                                                                9,924
INTELLECTUAL PROPERTY, net of accumulated amortization of $245,927                     433,290
RELATED PARTY NOTES RECEIVABLE                                                          60,000
                                                                                  ------------
       TOTAL ASSETS                                                               $  1,471,588
                                                                                  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                       $    623,837
   Notes payable - current portion                                                      16,571
   Notes payable to related parties - current portion                                  160,673
   Capital lease obligations - current portion                                          14,712
   Debentures payable to related parties - current portion                              84,804
                                                                                  ------------
      Total current liabilities                                                        900,597
NOTES PAYABLE - long-term portion                                                       90,306
CAPITAL LEASE OBLIGATIONS - long-term portion                                           19,241
NOTES PAYABLE TO RELATED PARTIES - long term portion                                 1,752,000
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                              903,676
                                                                                  ------------
      Total liabilities                                                              3,665,820
                                                                                  ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 par value, 10,000,000 shares
    authorized, 4,763,699 shares issued and outstanding                              2,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    15,348,379 shares issued and outstanding                                            15,348
   Paid in capital                                                                   8,068,752
   Accumulated deficit                                                             (12,660,181)
                                                                                  ------------
      Total stockholders' deficit                                                   (2,194,232)
                                                                                  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  1,471,588
                                                                                  ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                                Three Months       Three Months
                                                   Ended              Ended
                                               March 31, 2005     March 31, 2004
                                               --------------     --------------

NET REVENUES                                    $    252,297       $    240,908
                                                ------------       ------------

COST OF GOODS SOLD                                   154,573            125,236

                                                ------------       ------------
GROSS INCOME                                          97,724            115,672
                                                ------------       ------------
OPERATING EXPENSES
  General and administrative                         601,882            250,392
  Sales and marketing                                140,113            151,612
  Research and development                             1,596             45,243
  Depreciation and amortization                       37,637             39,255
                                                ------------       ------------
      Total operating expenses                       781,228            486,502
                                                ------------       ------------

OPERATING LOSS                                      (683,504)          (370,830)
                                                ------------       ------------

OTHER (INCOME)/EXPENSE
  Interest expense and related costs                  62,330             31,206
  Interest income                                       (640)
                                                ------------       ------------
      Total other (income)/expense                    61,690             31,206
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                            (745,194)          (402,036)
                                                ------------       ------------

INCOME TAX  PROVISION                                     --                 --
                                                ------------       ------------

NET LOSS                                        $   (745,194)      $   (402,036)
                                                ============       ============

NET LOSS PER SHARE:
  Basic                                         $      (0.05)      $      (0.04)
                                                ============       ============
  Diluted                                       $      (0.05)      $      (0.04)
                                                ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                           14,774,251          9,096,585
                                                ============       ============

  Diluted                                         14,774,251          9,096,585
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months        Three Months
                                                               Ended               Ended
                                                           March 31, 2005      March 31, 2004
                                                           --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(745,194)          $(402,036)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                               37,591              39,256
    Allowance for bad debt                                      20,694                  --
    Stock issued for services                                   67,500
  Changes in assets and liabilities:
    Accounts receivable                                       (127,155)           (155,210)
    Receivables from officers and employees                        553                 442
    Prepaid and other current assets                            25,851              13,087
    Deposits and other assets                                       --               4,107
    Inventory                                                  (38,352)             28,547
    Accounts payable                                            66,138             (18,563)
    Accrued liabilities                                        230,457                  32

                                                             ---------           ---------
          Net cash used by operating activities               (461,917)           (490,338)
                                                             ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash used for investing activities                    --                  --
                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       215,067                  --
  Proceeds from related party notes payable                     35,000             495,000
  Principal repayments on convertible debentures                (3,554)             (3,165)
  Principal repayments on capital lease obligation              (4,054)             (1,767)
  Repayments on notes payable                                   (4,309)             (1,807)
  Proceeds from convertible debentures                         200,000                  --
                                                             ---------           ---------
          Net cash provided by financing activities            438,150             488,261
                                                             ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                          (23,767)             (2,077)

CASH AND CASH EQUIVALENTS, beginning of period                  52,467              31,720
                                                             ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                     $  28,700           $  29,643
                                                             =========           =========

 The The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------



                                       Three Months Ended     Three Months Ended
                                         March 31, 2005         March 31, 2004
                                         --------------         --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                              $33,267                $26,517
                                             =======                =======



   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.

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

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has an accumulated deficit of $12,660,181. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through additional debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

     INVENTORIES consist primarily of purchased polymer soil amendments and manufactured injection machines. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $25,881 and $27,544 for the three months ended March 31, 2005 and 2004, respectively.

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $119,724 and $119,367 for the three months ended March 31, 2005 and 2004, respectively.

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

     STOCK-BASED COMPENSATION: In December 2002, the FASB approved SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used on reported results. The provisions of these SFAS's allow companies to account for stock-based compensation either under the new provisions or under the provisions of APB No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The provisions of SFAS No. 148 are effective for financial statements for the three months ended June 30, 2003. The Company has implemented SFAS No. 148. The Company will continue to account for stock-based compensation using the methods and provisions of APB No.
     25. As a result, there is no effect on the results of the Company for any period presented.

     The Company initiated a stock option plan during the three months ended June 30, 2001 under which the Company could grant up to one million options. Under the plan all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants the market price of the stock was $3.75. Therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of grant subject to cancellation upon termination of employment. During the three months ended June 30, 2003, all outstanding options under the 2001 Plan were surrendered by the holders and cancelled by the Company.

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

     There were no stock options granted or exercised during the period ended March 31, 2005. All granted options were fully vested as of June 30, 2003. The following summarizes information at March 31, 2005:

                       Options Outstanding                                    Options Exercisable
     ------------------------------------------------------- -----------------------------------------------
                                          Weighted Average     Weighted                          Weighted
                           Number            Remaining         Average           Number          Average
        Range of       outstanding at    Contractual Life      Exercise      Exercisable at      Exercise
     Exercise Prices   March 31, 2005       (in years)          Price        March 31, 2004       Price
     ----------------- ---------------- -------------------- ------------- ------------------- -------------
         $0.50             950,000             7.75             $0.50            950,000          $0.50
         -----             -------             ----             -----            -------          -----
         $0.50             950,000             7.75             $0.50            950,000          $0.50
         =====             =======             ====             =====            =======          =====

     No stock-based employee compensation cost is reflected in the March 31, 2005 or March 31, 2004 income statements, as all options granted under these plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of the grant. The following table illustrates the effect in net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                        Three Months Ended    Three Months Ended
                                          March 31, 2005        March 31, 2004
                                          --------------        --------------
     Net Loss                               $(745,194)            $(402,036)

     Deduct: Stock-based employee
     compensation expense determined
     under the fair value based method,
     net of tax                                     0                     0
                                            ---------             ---------

     Pro forma net loss                     $(745,194)            $(402,036)
                                            =========             =========

     Net loss per share as reported         $   (0.05)            $   (0.04)
                                            =========             =========

     Net loss per share pro forma           $   (0.05)            $   (0.04)
                                            =========             =========

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

     RECLASSIFICATIONS: Certain reclassifications have been made to the March 31, 2004 financial statements in order to conform to the March 31, 2005 presentation.

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

3. INVENTORY

     Inventory is comprised of the following at March 31, 2005:


                  Work in progress             $ 95,614
                  Finished goods                270,319
                                               --------
                  Total                        $365,933
                                               ========

     The work in progress category accrues costs incurred on the construction of ten injection machines. The estimated cost to complete the machines is approximately $335,000.

  4. INTELLECTUAL PROPERTY

     On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $11,711 for each of the three months ended March 31, 2005 and 2004. The following summarizes the estimated future amortization expense of the intellectual property:

                      Year                      Amount
                      ----                      ------
                      2005                     $ 35,132
                      2006                       46,843
                      2007                       46,843
                      2008                       46,843
                      2009                       46,843
                   Thereafter                   210,786
                                               --------
                     Total                     $433,290
                                               ========

     In addition, the Company is required to pay royalties to the patent holder. Per the terms of the agreement, the Company is required to pay the patent holder one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. During the three months ended March 31, 2005 and 2004, total royalties earned were $1,493 and $ -0-, respectively. The payment of royalties are reduced by amounts owed to the Company by the patent holder - see Note 5.

5. NOTE RECEIVABLE

     The $60,000 note receivable is due from an individual who has been contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. During the three months ended March 31, 2005 and 2004, the Company recognized $675 and $ -0- in interest income and $1,493 and $-0- in royalty expense, respectively, related to this agreement.

6. NOTES PAYABLE

     Notes payable at March 31, 2005 are comprised of the following:

     Convertible debenture to related party, original
     balance of $250,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     February 1, 2007.                                               $  250,000

     Convertible debenture to related party, original
     balance of $250,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     March 27, 2007.                                                    250,000

     Convertible debenture to related party, original
     balance of $200,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     February 1, 2007.                                                  200,000

     Convertible debenture to related party, original
     balance of $25,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     February 1, 2006.                                                   25,000

     Convertible debenture to related party, original
     balance of $25,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     February 1, 2006.                                                   25,000

     Convertible debenture to related party, original
     balance of $25,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     June 22, 2005.                                                      20,000

     Convertible debenture to related party, original
     balance of $250,000, interest at 10% per annum. Monthly
     principal and interest payments of $3,000 are due
     through 2014. Principal is convertible at a rate of
     $3.00 for one share of common stock.                               218,480

     Note payable to related party, original balance of
     $152,000, interest at 8% per annum and payable monthly.
     Note is unsecured. Principal is due September 29, 2006.            152,000

     Note payable to related party, original balance of
     $1,600,000, interest at 8% per annum and payable
     monthly. Note is unsecured. Principal is due September
     29, 2006.                                                        1,600,000

     Note payable to lending institution, original balance
     of $48,542, interest at 2.9% per annum. Requires
     monthly principal and interest payments of $736 through
     2009. Collateralized by vehicle.                                    39,156

     Note payable to related party, original balance of
     $156,673, interest at prime rate, 4.75% at March 31,
     2005, and is payable monthly. Note is unsecured.
     Principal is due September 29, 2006.                               160,673

     Note payable to finance company, original balance of
     $75,000, interest at 17.7% per annum. Requires monthly
     principal and interest payments of $1,814 through 2009.
     Collateralized by polymer injection machine.                        67,721
                                                                     ----------
            Total                                                    $3,008,030

            Less current portion                                       (262,048)
                                                                     ----------

            Total long-term portion                                  $2,745,982
                                                                     ==========

     Future maturities of principal as of March 31 are as follows:

         2006                                                        $  262,048
         2007                                                         2,238,003
         2008                                                           290,245
         2009                                                            45,121
         2010                                                            42,871
         Thereafter                                                     129,742
                                                                     ----------

                  Total                                              $3,008,030
                                                                     ==========

    The notes payable of $1,600,000, $160,673 and $152,000 and the three convertible debentures totaling $700,000 are held by entities that hold approximately 23% of the Company's common stock. Subsequent to March 31, 2005, the $1,600,000, $160,673 and the $152,000 notes and their related accrued interest through April 7, 2005 were converted to a total of 4,986,998 shares of common stock.

7. STOCKHOLDERS' DEFICIT

   COMMON STOCK

   The Company has 100,000,000 shares authorized. At March 31, 2005, the Company had 15,348,379 shares of $0.001 par value common stock outstanding.

   SERIES A CONVERTIBLE PREFERRED STOCK

   The Company has 10,000,000 shares of Series A Convertible Preferred Stock authorized. At March 31, 2005, the Company had 4,763,699 shares of $0.50 stated value Series A preferred stock issued and outstanding. On March 31, 2003, the Company issued 4,763,699 shares of Series A convertible preferred stock for the conversion of debt in the principal amount of $2,381,849. The holders of the preferred stock have the option to convert to common stock at a rate of one share of common stock for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred stock have no voting rights. Subsequent to March 31, 2005, 2,000,000 shares of Series A preferred stock was converted to 2,000,000 shares of common stock.

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

8. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the periods ended March 31, 2005 and 2004. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                        March 31, 2005            March 31, 2004
                                        --------------            --------------
     Convertible preferred stock          4,763,699                 4,763,699
     Common stock options                   950,000                 1,310,000
     Convertible debt                     1,612,947                 1,217,297
                                          ---------                 ---------
                                          7,326,646                 7,290,996
                                          =========                 =========

     The following presents the computation of basic and diluted loss per share from continuing operations for the periods ended:

                                        March 31, 2005                                    March 31, 2004
                             -------------------------------------         ----------------------------------------
     Net Loss                $(745,194)                                    $(402,036)

     Preferred stock
     dividends                      --                                            --
                             ---------                                     ---------
     Loss available
     to common
     Stockholders            $(745,194)                                    $(402,036)
                             =========                                     =========
     BASIC EARNINGS
     PER SHARE:

     Loss available to
     common stockholders     $(745,194)    14,774,251     $(0.05)          $(402,036)       9,096,585       $(0.04)
                             =========                    ======           =========                        ======
     Effect of dilutive
     securities                  N/A            N/A                            N/A             N/A


     DILUTED EARNINGS
     PER SHARE               $(745,194)    14,774,251     $(0.05)          $(402,036)       9,096,585       $(0.04)
                             =========                    ======           =========                        ======

9. RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2005 and 2004, respectively, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & Officers

     Neil C. Kitchen, a Director and Vice President, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 10%, maturing in the second calendar quarter of 2005. Interest incurred on this debenture was $394, and $399 for the three months ended March 31, 2005, and 2004, respectively.

     The holders of the two $25,000 convertible debentures and the $218,480 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures was $6,449, and $6,831 for the three months ended March 31, 2005 and 2004, respectively.

     AFFILIATED ENTITIES

     Louis Visco, Director, is an owner and director of FLD Corporation, the holder of two (2) $250,000 and one $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2007 and $1,760,673 in notes payable. Interest incurred on these debentures and notes was $47,170, and $20,569 for the three months ended March 31, 2005, and 2004, respectively. Subsequent to March 31, 2005, the $1,725,673 in notes payable and accrued interest thru April 7, 2005 were converted to common stock.

     Louis Visco is also an owner of the Benz Disposal Company, which is the holder of notes payable totaling $152,000. Interest incurred on this debenture was $1,516, and $3,040 for the three months ended March 31, 2005 and 2004, respectively. Subsequent to March 31, 2005, the $152,000 in notes payable and accrued interest through April 7, 2005 were converted to common stock.

     The Company also entered into a lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louis Visco. Rents charged by this entity for the three months ended March 31, 2005 were $1,662.

     Ronald Salestrom, contracted to provide services to the Company as its Chief Technical Officer, is also the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom 1.5% of net sales generated by the Company as a result of holding the patent. As of March 31, 2005, total royalties earned were $1,493. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the three months ended March 31, 2005, the Company recognized interest income on this note of $675. Accrued interest receivable at March 31, 2005 was $1,388. Mr. Salestrom's contract expired January 4, 2005 and has not been renewed.

10. CONCENTRATIONS

     The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2005, the Company did not exceed those limits.

     During the three months ended March 31, 2005 and 2004, respectively, sales to two customers aggregated to approximately 54% and 52%, respectively, of total sales for the period. Approximately 34% and 53% of the accounts receivable balance at March 31, 2005 and March 31, 2004, respectively, were comprised of balances due from two customers.

     The Company has an agreement with a supplier that grants the Company exclusive rights to sell and distribute the supplier's products in the western United States. This supplier's products represent approximately 63% and 42% of product in inventory at March 31, 2005 and 2004, respectively and 80% and 69% of the products sold in the three months ended March 31, 2005 and 2004, respectively.

11. COMMITMENTS

     During the year ended December 31, 2004, the Company arranged to have ten polymer injector machines built for eventual resale. The estimated cost for the machines is $420,000, of which $95,614 has been incurred and is shown as work in progress in (see footnote 3).

     Additionally, on October 20, 2004, the Company entered into an agreement with an unrelated entity to obtain marketing and sales consulting services The agreement has an initial term of six months with automatic six month renewals unless either party notifies the other in writing at least thirty days prior to the expiration that it does not consent to such renewal. The Company will pay $7,000 per month and commissions ranging from five percent to ten percent on related sales for these services. This agreement is now on a month-to-month basis at $5,000 per month subject to performance.

     The Company also entered into an agreement on November 24, 2004 with an unrelated entity whereby the entity will provide investor relation services for an initial period of six months beginning December 1, 2004. In exchange for these services, the Company will provide a total of $60,000 and 250,000 shares of common stock in remuneration, payable in monthly installments of $10,000 and 50,000 shares of common stock per month. This contract may be renewed by the Company at its discretion. Expense recorded as of March 31, 2005 related to this agreement is $32,500. The contract has been renewed for another six months at $10,000 per month without additional stock compensation.

12. SUBSEQUENT EVENTS

     On April 7, 2005, Benz Disposal Co. elected to convert its loan to the Company, which consisted of principal in the amount of $152,000 and interest in the amount of $5,067 for a total of $157,067 into shares of common stock of the Company at $0.40 per shares for a total of 392,668 shares.

     On April 7, 2005, the Benz Group elected to convert 2,000,000 shares of Series A Preferred Stock of the Company into 2,000,000 shares of common stock of the Company pursuant to the terms of the Series A Preferred Stock.

     On April 7, 2005, FLD Corporation elected to convert its loan to the Company which consisted of principal in the amount of $1,778,673 and interest in the amount of $59,059 for a total of $1,837,732 into shares of common stock of the Company at $0.40 per shares for a total of 4,594,330 shares.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                      Three Months Ended      Three Months Ended
                                        March 31, 2005          March 31, 2004
                                        --------------          --------------
                                          (unaudited)
(unaudited)
Statement of Operations Data:
  Revenue                                $    252,297            $    240,908
  (Loss)                                 $   (745,194)           $   (420,036)
  (Net Loss) Per Share                   $      (0.05            $      (0.04)
Balance Sheet Data:
  Current Assets                         $    580,077            $    375,218
  Total Property & Equipment, Net        $    388,297            $    457,537
  Patents, Net                           $    433,290            $    480,136
  Net Deferred Tax Asset                 $          0            $          0
  Total Assets                           $  1,471,588            $  1,382,815
  Total Current Liabilities              $    900,597            $    845,596
  Accumulated Deficit                    $(12,660,181)           $(10,662,185)

THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

REVENUES

Revenues for the three months ended March 31, 2005 were $252,297 compared to $240,908for the same period in 2004, an increase of 4.7%. This increase in revenue was the result of the initial sales efforts of new distributors.

COST OF SALES

Cost of goods sold for the three months ended March 31, 2005 were $154,573 compared to $125,236 for the three months ended March 31, 2004, an increase of 18.9%. The cost of goods sold increased because of two raw material price increases and additional packaging costs.

INVENTORY

Inventory balances were $365,933 for the three months ended March 31, 2005 compared to $151,916 for the three months ended March 31, 2004. The Company previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reducing materials' costs by ordering in bulk, the Company began to inventory larger volumes of raw materials in the period ended December 31, 2003.

OPERATING EXPENSES

Operating expenses increased 37,7% from $486,502 for the three months ended March 31, 2004 compared to $781,228 for the three months ended March 31, 2005. The sales and marketing costs in this reporting period decreased to $140,113 from $151,612 during the same period in 2004. The Company had a decrease in research and development costs regarding its new machine, the M-216 Polymer Injector, during this reporting period of $43,647

INCOME TAXES

The Company did not provide for income tax expense or provision for the period ended March 31, 2005 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

The Company experienced a net loss from operations of $(745,194) for the three months ended March 31, 2005 as compared to a net loss of $(402,036) for the three months ended March 31, 2004. The loss is directly related to the Company's increased general and administrative expenses from $250,392 in the three months ended March 31, 2004 to $601,882 for the three months ended March 31, 2005. The increase is directly related to common stock granted to directors and certain employees valued at $294,726 as well as $67,500 expended for investor relations service. The sales and marketing efforts by the Company also decreased by $11,500. The Company also decreased its expenses for the research and development of the M-216 Polymer Injector by $43,647. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products increased from $240,908 for the three months ended March 31, 2004 to $252,297 for the three months ended March 31, 2005. Because these arrangements are new and untested, it is uncertain whether this trend will continue.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $28,700 and $29,643 at March 31, 2005 and 2004, respectively. Net cash used by operations was $(461,917) for the period ended March 31, 2005 compared to net cash used by operations of $(490,338) for the comparable period ended March 31, 2004.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and, during 2002, the Company redeemed $500,000 of debentures and issued $250,000 of debentures. In February 2005, the Company issued a $200,000 debenture convertible at a rate of $0.50 for one share of common stock. At March 31, 2005, debentures consisted of $970,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $218,480 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,612,826 shares. Interest expense for the three months ended March 31, 2005 was $62,330 compared to $31,206 for the three months ended March 31, 2004.

During the three months ended March 31, 2004, the Benz Group agreed to convert the Company's outstanding debt of $2,381,849 into shares of Series A Preferred Stock of the Company. This conversion resulted in the issuance of 4,763,699 shares of Series A Preferred Stock with a stated value of $0.50 per share, a dividend rate equal to the prime rate for the period and a conversion option into shares of common stock on a one-for-one basis. On April 7, 2005, the Benz Group elected to convert 2,000,000 shares of Series A Preferred Stock of the Company into 2,000,000 shares of common stock of the Company pursuant to the terms of the Series A Preferred Stock.

On April 7, 2005, Benz Disposal Co. elected to convert its loan to the Company which consisted of principal in the amount of $152,000 and interest in the amount of $5,067 for a total of $157,067 into shares of common stock of the Company at $0.40 per shares for a total of 392,668 shares.

On April 7, 2005, FLD Corporation elected to convert its loan to the Company which consisted of principal in the amount of $1,778,673 and interest in the amount of $59,059 for a total of $1,837,732 into shares of common stock of the Company at $0.40 per shares for a total of 4,594,330 shares.

The Company has a deficit in working capital (current assets less current liabilities) of $(320,520) as of March 31, 2005 compared to working capital of $470,378 as of March 31, 2004. The working capital deficit is primarily caused by the current status of the debentures payable.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(12,660,181) and has a working capital deficit of approximately $(2,194,232) as of March 31, 2005. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

The Board of Directors approved a resolution to negotiate and structure a Regulation S offering of $3,5000,000 during the three months ended March 31, 2004. As of the date of this Report, a gross amount of $2,223,527 has been raised in this financing.

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

The Company has capitalized approximately $380,000 associated with the construction of a demonstration injection machine. The Company is negotiating to place the machine in service in June 30, 2005. Management believes that although the capitalized costs exceed a value at which the unit could be sold, the Company will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which the Company has based its plan of operations. The carrying value of these licensing rights was $433,290 at March 31, 2005.

The Company has demand notes payable with a total principal balance of $1,930,673 at March 31, 2005. These notes are held by the Company's controlling shareholder. The Company has received assurances from the controlling shareholder that the notes will not be called within the next year. Accordingly, the Company has not classified the debt as current. On Aril 7, 2005 these notes including interest in the amount of $64,126 were converted to 4,986,998common shares of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From March 30, 2005, the date of the Company's last report, through May 13, 2005, the Company sold 614,500 shares of its common stock to 70 non-United States residents for gross proceeds of $609,599. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company entered into a Dealer Agreement with Reinke Pasco, Inc of Pasco, Washington on May 6, 2005.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

         No.                              Title
         ---                              -----
        10.1    Dealer Agreement with Reinke Pasco, Inc dated May 6, 2005
        31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 20, 2005                      AMERICAN SOIL TECHNOLOGIES, INC.


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