Form 10QSB
period 2005-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2005-08-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2005, the number of shares of Common Stock issued and outstanding was 24,688,817.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      3

         Balance Sheet -June 30, 2005                                          3

         Statements of Operations -
         For the three and six months ended June 30, 2005 and 2004             4

         Statements of Cash Flow -
         For the six months ended June 30, 2005 and 2004                       5

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                 18

Item 3.  Internal Controls                                                    22

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23

Item 2.  Changes in Securities                                                23

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 5.  Other Information                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                     23

SIGNATURES                                                                    24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                      $     17,219
   Accounts receivable, net of allowance of doubtful accounts of $58,356               144,177
   Employee advances                                                                     1,113
   Inventory                                                                           393,816
   Prepaid expenses and other current assets                                            40,832
                                                                                  ------------
      Total current assets                                                             597,157
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $175,125                    362,416
DEPOSITS AND OTHER ASSETS                                                                9,924
INTELLECTUAL PROPERTY, net of accumulated amortization of $257,638                     421,579
RELATED PARTY NOTES RECEIVABLE                                                          60,000

                                                                                  ------------
      TOTAL ASSETS                                                                $  1,451,076
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                       $    240,007
   Accrued liabilities                                                                 235,847
   Notes payable - current portion                                                      19,038
   Capital lease obligation - current portion                                           12,365
   Debentures payable to related parties - current portion                              85,187
                                                                                  ------------
      Total current liabilities                                                        592,444
NOTES PAYABLE - long-term portion                                                       83,409
CAPITAL LEASE OBLIGATION - long-term portion                                            17,262
NOTES PAYABLE TO RELATED PARTIES                                                            --
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                              899,710
                                                                                  ------------
      Total liabilities                                                              1,592,825
                                                                                  ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 stated value, 10,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                              1,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    23,962,577 shares issued and outstanding                                            23,963
   Paid in capital                                                                  11,457,521
   Accumulated deficit                                                             (13,005,082)
                                                                                  ------------
      Total stockholders' deficit                                                     (141,749)
                                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  1,451,076
                                                                                  ============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                              Three Months      Three Months        Six Months        Six Months
                                                  Ended             Ended             Ended             Ended
                                              June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                              -------------     -------------     -------------     -------------
NET REVENUES                                  $    217,710      $    142,625      $    470,007      $    383,533
                                              ------------      ------------      ------------      ------------

COST OF GOODS SOLD                                 130,064           117,737           284,637           242,973
                                              ------------      ------------      ------------      ------------
GROSS INCOME                                        87,646            24,888           185,370           140,560
                                              ------------      ------------      ------------      ------------
OPERATING EXPENSES
  General and administrative                       304,503           217,086           906,431           467,478
  Sales and marketing                               54,225            52,135           194,338           203,747
  Research and development                           8,456            54,254            10,052            99,497
  Depreciation                                      25,881            25,882            51,761            53,426
  Amortization                                      11,711            11,712            23,422            23,423

                                              ------------      ------------      ------------      ------------
      Total operating expenses                     404,776           361,069         1,186,004           847,571
                                              ------------      ------------      ------------      ------------

OPERATING LOSS                                    (317,130)         (336,181)       (1,000,634)         (707,011)
                                              ------------      ------------      ------------      ------------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs                28,446            36,084            90,776            67,290
  Interest income                                     (675)           (1,350)           (1,315)           (1,350)
                                              ------------      ------------      ------------      ------------
      Total other (income)/expense                  27,771            34,734            89,461            65,940
                                              ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                          (344,901)         (370,915)       (1,090,095)         (772,951)
                                              ------------      ------------      ------------      ------------

INCOME TAX  PROVISION                                   --                --                --                --
                                              ------------      ------------      ------------      ------------

NET LOSS                                      $   (344,901)     $   (370,915)     $ (1,090,095)     $   (772,951)
                                              ============      ============      ============      ============
NET LOSS PER SHARE:
  Basic:                                      $      (0.02)     $      (0.04)     $      (0.06)     $      (0.08)
                                              ============      ============      ============      ============
  Diluted:                                    $      (0.02)     $      (0.04)     $      (0.06)     $      (0.08)
                                              ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         22,319,222         9,096,585        18,567,579         9,096,585
                                              ============      ============      ============      ============
  Diluted                                       22,319,222         9,096,585        18,567,579         9,096,585
                                              ============      ============      ============      ============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH
PERIODS ENDED JUNE 30, 2005AND JUNE 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Six Months            Six Months
                                                                 Ended                 Ended
                                                             June 30, 2005         June 30, 2004
                                                             -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,090,095)          $  (772,951)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                 75,183                76,849
    Allowance for bad debt                                        20,694                 3,100
    Stock issued for services                                    117,500                    --
  Changes in assets and liabilities:
    Accounts receivable                                         (109,480)              (52,762)
    Receivables from officers and employees                        1,192                  (353)
    Prepaid and other current assets                               6,859                (1,784)
    Deposits and other assets                                         --                 4,107
    Inventory                                                    (66,235)              (41,028)
    Accounts payable                                             (16,889)               70,467
    Accrued liabilities                                          229,626                   979
                                                             -----------           -----------
          Net cash  used by operating activities                (831,645)             (713,376)
                                                             -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 --                    --
                                                             -----------           -----------
          Net cash used for investing activities                      --                    --
                                                             -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance from common stock                       567,652                    --
  Proceeds from related party notes payable                       53,000               687,670
  Principal repayments on convertible debentures                  (7,137)               (6,411)
  Principal repayments on capital lease obligation                (8,380)               (4,640)
  Repayments on notes payable                                     (8,738)               (3,681)
  Bank overdraft                                                      --                 8,718
  Proceeds from convertible debentures                           200,000                    --
                                                             -----------           -----------
          Net cash provided by financing activities              796,397               681,656
                                                             -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                            (35,248)              (31,720)

CASH AND CASH EQUIVALENTS, beginning of period                    52,467                31,720
                                                             -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                     $    17,219           $        --
                                                             ===========           ===========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------


                                            Six Months Ended    Six Months Ended
                                             June 30, 2005       June 30, 2004
                                             -------------       -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                $   54,629          $   26,517
                                               ==========          ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Equipment acquired under capital lease         $        0          $   32,000
                                               ==========          ==========
Conversion of debt and interest into common
 stock                                         $1,994,799          $        0
                                               ==========          ==========
Conversion of preferred stock into common
 stock                                         $1,000,000          $        0
                                               ==========          ==========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.

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

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has an accumulated deficit of $13,005,082. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $25,881 and $51,761 and $25,882 and $53,426 for the three and six-month periods ended June 30, 2005 and 2004, respectively.

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $40,851 and $160,575 and $31,350 and $142,788 for the three and six-month periods ended June 30, 2005 and 2004, respectively.

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

     A 2005 Stock Option/Stock Issuance Plan (the "2005 Plan") was authorized by the majority shareholders during the three months ended June 30, 2005. The 2005 Plan provides for the issuance of up to 10,000,000 shares of common stock to our directors, officers, employees and consultants in the form of stock options and shares of common stock.

     The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, no shares of common stock or stock options have been issued pursuant to the 2005 Plan.

     Grants under the option grant program may be structured as installment options which become exercisable for vested shares over the optionee's period of service or as immediately exercisable options for unvested shares which will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's termination of service prior to vesting in those shares. All option grants must have an exercise price not less than 100% of the fair market value of the option shares on the grant date.

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

     The Board of Directors will initially administer the 2005 Plan, except that the Board may, at its discretion, establish a committee comprised of two or more members of the Board or two or more other persons to administer the 2005 Plan (the "Plan Administrator").

     There were no stock options granted or exercised during the six month period ended June 30, 2005. All granted options were fully vested as of June 30, 2003. The following summarizes information at June 30, 2005:

                       Options Outstanding                               Options Exercisable
     -----------------------------------------------------     ------------------------------------------
                                          Weighted Average     Weighted                          Weighted
                           Number            Remaining         Average           Number          Average
        Range of       outstanding at    Contractual Life      Exercise      Exercisable at      Exercise
     Exercise Prices    June 30, 2005       (in years)          Price         June 30, 2004       Price
     ---------------    -------------       ----------          -----         -------------       -----
         $0.50             950,000             7.75             $0.50            950,000          $0.50
         -----             -------             ----             -----            -------          -----
         $0.50             950,000             7.75             $0.50            950,000          $0.50
         =====             =======             ====             =====            =======          =====

     No stock-based employee compensation cost is reflected in the June 30, 2005 or June 30, 2004 income statements, as all options granted under these plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of the grant. The following table illustrates the effect in net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                           Six Months Ended     Six Months Ended
                                            June 30, 2005        June 30, 2004
                                            -------------        -------------
     Net Loss                                $(1,090,095)         $  (772,951)

     Deduct: Stock-based employee
     compensation expense determined
     under the fair value based method,
     net of tax                                        0                    0
                                             -----------          -----------

     Pro forma net loss                      $(1,090,095)         $  (772,951)
                                             ===========          ===========

     Net loss per share as reported          $     (0.06)         $     (0.08)
                                             ===========          ===========

     Net loss per share pro forma            $     (0.06)         $     (0.08)
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

     RECLASSIFICATIONS: Certain reclassifications have been made to the June 30, 2004 financial statements in order to conform to the June 30, 2005 presentation.

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

3. INTELLECTUAL PROPERTY

     On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight-line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $11,711 and $23,422 and $11,712 and $23,423 for the three and six-month periods ended June 30, 2005 and June 30, 2004, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

                   Year                     Amount
                   ----                     ------
           Remaining six months of
                   2005                    $ 23,422
                   2006                      46,843
                   2007                      46,843
                   2008                      46,843
                   2009                      46,843
                Thereafter                  210,785
                                           --------

                  Total                    $421,579
                                           ========

4. INVENTORY

     Inventory is comprised of the following at June 30, 2005:

           Work in progress                $139,637
           Finished goods                  $254,179
                                           --------

           Total                           $393,816
                                           ========

     The work in progress category accrues costs incurred on the construction of ten injection machines. The estimated cost to complete the machines is approximately $290,000.

5. NOTE RECEIVABLE

     The $60,000 note receivable is due from an individual who was formerly contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. During the three and six months ended June 30, 2005, the Company recognized $675 and $1,350 in interest income and $1,077 and $2,570 in royalty expense, respectively, related to this agreement.

6. NOTES PAYABLE

     Notes payable at June 30, 2005 are comprised of the following:

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2007.      $  250,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due March 27, 2007.           250,000

     Convertible debenture to related party, original balance of
     $200,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2007.         200,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2006.          25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2006.          25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due June 22, 2006.             20,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal is convertible at a rate of $3.00 for one share of common
     stock.                                                             214,898

     Note payable to lending institution, original balance of
     $48,542, and interest at 2.9% per annum. Requires monthly
     principal and interest payments of $736 through 2009.
     Collateralized by vehicle.                                          37,227

     Note payable to finance company, original balance of
     $75,000, and interest at 17.7% per annum. Requires monthly principal and interest payments of $1,814 through 2009.
     Collateralized by polymer injection machine.                        65,219
                                                                     ----------

           Total                                                      1,087,344

           Less current portion                                        (104,225)
                                                                     ----------

           Total long-term portion                                   $  983,119
                                                                     ==========

     Future maturities of principal at June 30 are as follows:

         2006                                                        $  104,225
         2007                                                           738,052
         2008                                                            42,597
         2009                                                            47,829
         2010                                                            32,640
         Thereafter                                                     122,001
                                                                     ----------

                  Total                                              $1,087,344
                                                                     ==========

     During the three months ended June 30, 2005, related party notes payable of $1,600,000, $125,673 and $152,000 and their related accrued interest were converted into common stock at $0.40 per share for a total of 4,986,998 shares of common stock. In addition, three convertible debentures totaling $700,000 are held by entities that hold approximately 43% of the Company's common stock.

7. STOCKHOLDERS' DEFICIT

     COMMON STOCK

     The Company has 100,000,000 shares authorized. At June 30, 2005, the Company had 23,962,577 shares of $0.001 par value common stock outstanding.

     SERIES A CONVERTIBLE PREFERRED STOCK

     The Company has 10,000,000 shares of Series A Convertible Preferred Stock authorized. At June 30, 2005, the Company had 2,763,699 shares of $0.50 stated value Series A preferred stock issued and outstanding. On March 31, 2003, the Company issued 4,763,699 shares of Series A convertible preferred stock for the conversion of debt in the principal amount of $2,381,849. The holders of the preferred stock have the option to convert to common stock at a rate of one share of common stock for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred stock have no voting rights. During the three months ended June 30, 2005, 2,000,000 shares of preferred stock were converted to common stock.

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

8. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the three and six-month periods ended June 30, 2005. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                                          Three and Six
                                                           Months Ended
                                                          June 30, 2005
                                                          -------------
           Convertible preferred stock                      2,763,699
           Common stock options                             1,310,000
           Convertible debt                                 1,611,632
                                                           ----------

                                                            5,685,331
                                                           ==========

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                        Six Months Ended                            Six Months Ended
                                         June 30, 2005                                June 30, 2004
                             -------------------------------------         ---------------------------------------
     Net Loss                $(1,090,095)                                  $(772,951)

     Preferred stock
     dividends                        --                                          --
                             -----------                                   ---------
     Loss available
     to common
     Stockholders            $(1,090,095)                                  $(772,951)
                             ===========                                   =========
     BASIC EARNINGS
     PER SHARE:

     Loss available to
     common stockholders     $(1,090,095)  18,567,579     $(0.06)          $(772,951)       9,096,585       $(0.08)
                             ===========                  ======           =========                        ======
     Effect of dilutive
     securities                  N/A            N/A                            N/A             N/A

     Diluted Earnings
     Per Share               $(1,090,095)  18,567,579     $(0.06)          $(772,951)       9,096,585       $(0.08)
                             ===========                  ======           =========                        ======

 9. RELATED PARTY TRANSACTIONS

     During the three and six month periods ended June 30, 2005 and 2004, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & OFFICERS

     Neil C. Kitchen, a Director and Vice President, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 8%, maturing in the second calendar quarter of 2006. Interest incurred on this debenture was $394 and $793 during the three and six month periods ended June 30, 2005 and $363 and $741 for the three and six months ended June 30, 2004, respectively.

     The holders of the two (2) $25,000 convertible debentures and the $214,897 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the three and six month periods ended June 30, 2005 and 2004 were $6,443 and $12,847 and $6,750 and $13,550, respectively.

     AFFILIATED ENTITIES

     Louie Visco, Director, is an owner and director of FLD Corporation, the holder of two (2) $250,000 and one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2007. During the three months ended June 30, 2005, notes payable and the related accrued interest due to this entity totaling $1,837,732 were converted at a rate of $0.40 per share for a total of 4,594,330 shares of common stock. Interest incurred on these debentures and notes during the three and six month periods ended June 30, 2005 and 2004 was $48,102 and $73,612 and $24,465 and $44,965 respectively.

     Louis Visco is also an owner of the Benz Disposal Company. During the three months ended June 30, 2005, a note payable and its related interest due to this entity totaling $157,067 was converted at a rate of $0.40 per share into 392, 668 shares of common stock. Interest incurred on this note was

     $3,040 and $3,273 and $1,500 and $3,000 during the three and six month periods ended June 30, 2005 and 2004, respectively.

     The Company also entered into an operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. Rents charged by this entity for the three and six months ended June 30, 2005 were $1,662 and $3,325, respectively.

     Ronald Salestrom, a former contract employee, is the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. As of June 30, 2005, total royalties earned were $3,985. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the three and six months ended June 30, 2005, the Company recognized interest income on this note of $675 and $1,350, respectively. Accrued interest receivable at June 30, 2005 is $1,698.

10. CONCENTRATIONS

     The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2005, the Company did not exceed those limits.

     During the six months ended June 30, 2005 and 2004, respectively, sales to two customers aggregated to approximately 38% and 40% of total sales for the period. Approximately 86% and 52% of the accounts receivable balance at June 30, 2005 and June 30, 2004, respectively, were comprised of balances due from 3 and 4 customers respectively.

     The Company has an agreement with a supplier that grants the Company exclusive rights to sell and distribute the supplier's products in the western United States. This supplier's products represent approximately 57% and 73% of product in inventory at June 30, 2005 and 2004, respectively and 81% and 70% and 69% and 73% of the products sold in the three and six months ended June 30, 2005 and 2004, respectively.

11. COMMITMENTS

     During the year ended December 31, 2004, the Company arranged to have ten polymer injection machines built for eventual resale. The estimated cost for the machines is $420,000, of which $139,637 has been incurred and is shown as work in progress in (see footnote 4).

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

     The Company also entered into an agreement on November 24, 2004 with an unrelated entity whereby the entity will provide investor relation services for an initial period of six months beginning December 1, 2004. In exchange for these services, the Company will provide a total of $60,000 and 250,000 shares of common stock in remuneration, payable in monthly installments of $10,000 and 50,000 shares of common stock per month. The contract has been renewed by the Company for another six months at $10,000 per month without additional stock compensation.

12. SUBSEQUENT EVENTS

     None

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                         Six Months Ended       Six Months Ended
                                           June 30, 2005          June 30, 2004
                                           -------------          -------------
                                            (unaudited)            (unaudited)
Statement of Operations Data:
  Revenue                                  $    470,007           $    383,533
  (Loss)                                   $ (1,090,095)          $   (772,951)
  (Net Loss) Per Share                     $      (0.06)          $      (0.08)
Balance Sheet Data:
  Current Assets                           $    597,157           $    323,918
  Total Property & Equipment, Net          $    362,416           $    463,656
  Patents, Net                             $    421,579           $    468,424
  Net Deferred Tax Asset                   $          0           $          0
  Total Assets                             $  1,451,076           $  1,327,272
  Total Current Liabilities                $    592,444           $    951,744
  Accumulated Deficit                      $(13,005,082)          $(11,033,100)

SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

REVENUES

Revenues for the six months ended June 30, 2005 were $470,007 compared to $383,533 for the same period in 2004, an increase of 22.5%. This increase in revenue was the result of the initial sales efforts of new distributors as well as repeat sales from our existing dealers.

COST OF SALES

Cost of goods sold for the six months ended June 30, 2005 were $284,637 compared to $242,973 for the three months ended June 30, 2004, an increase of 17%. The cost of sales is consistent with the gross sales figures and a direct result of the Company's purchasing controls.

INVENTORY

Inventory balances were $393,816 for the six months ended June 30, 2005 compared to $221,491 for the six months ended June 30, 2004. The increase in inventory is primarily due to the manufacture of ten M-216 polymer injector machines. These machines have been recorded as work in progress at June 30, 2005 in the amount of approximately $140,000

OPERATING EXPENSES

Operating expenses increased 40% from $847,571 for the six months ended June 30, 2004 compared to $1,186,004 for the six months ended June 30, 2005. The sales and marketing costs in this reporting period decreased to $194,338 from $203,747 during the same period in 2004. The Company had a decrease in research and development costs regarding its new machine, the M-216 Polymer Injector, during this reporting period of $89,445.

INCOME TAXES

The Company did not provide for income tax expense or provision for the period ended June 30, 2005 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

The Company experienced a net loss from operations of $1,090,095 for the six months ended June 30, 2005 as compared to a net loss of $772,951 for the six months ended June 30, 2004. The loss is directly related to the Company's increased general and administrative expenses from $467,478 in the six months ended June 30, 2004 to $906,431 for the six months ended June 30, 2005. The increase is directly related to common stock granted to directors and certain employees valued at $224,208 as well as $97,008 expended for investor relations services. The sales and marketing efforts by the Company also decreased by $9,399. The Company also decreased its expenses for the research and development of the M-216 Polymer Injector by $89,445. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products increased from $383,533 for the six months ended June 30, 2004 to $470,007 for the six months ended June 30, 2005. Because these arrangements are new and untested, it is uncertain whether this trend will continue.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $17,219 and $-0- at June 30, 2005 and 2004, respectively. Net cash used by operations was $831,645 for the period ended June 30, 2005 compared to net cash used by operations of $713,376 for the comparable period ended June 30, 2004.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and, during 2002, the Company redeemed $500,000 of debentures and issued $250,000 of debentures. In February 2005, the Company issued a $200,000 debenture convertible at a rate of $0.50 for one share of common stock. At June 30, 2005, debentures consisted of $770,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $214,898 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,611,632 shares. Interest expense for the six months ended June 30, 2005 was $90,776 compared to $67,290 for the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Benz Group agreed to convert the Company's outstanding debt of $2,381,849 into shares of Series A Preferred Stock of the Company. This conversion resulted in the issuance of 4,763,699 shares of Series A Preferred Stock with a stated value of $0.50 per share, a dividend rate equal to the prime rate for the period and a conversion option into shares of common stock on a one-for-one basis. On April 7, 2005, the Benz Group elected to convert 2,000,000 shares of Series A Preferred Stock of the Company into 2,000,000 shares of common stock of the Company pursuant to the terms of the Series A Preferred Stock.

On April 7, 2005, Benz Disposal Co. elected to convert its loan to the Company, which consisted of principal in the amount of $152,000 and interest in the amount of $5,067 for a total of $157,067 into shares of common stock of the Company at $0.40 per share for a total of 392,668 shares.

On April 7, 2005, FLD Corporation elected to convert its loan to the Company, which consisted of principal in the amount of $1,778,673 and interest in the amount of $59,059 for a total of $1,837,732 into shares of common stock of the Company at $0.40 per share for a total of 4,594,330 shares.

The Company has working capital (current assets less current liabilities) of $4,713 as of June 30, 2005 compared to a deficit in working capital of $(627,826) as of June 30, 2004. The working capital is primarily caused by the conversion of current payables to equity.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(13,005,082 and has working capital of $4,713 as of June 30, 2005. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

The Board of Directors approved a resolution to negotiate and structure a Regulation S offering of $3,5000,000 during the six months ended June 30, 2004. As of the date of this Report, a gross amount of $2,580,012 has been raised in this financing.

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

On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which the Company has based its plan of operations. The carrying value of these licensing rights was $421,579 at June 30, 2005.

On April 7, 2005 related party noteholders converted outstanding related party demand notes payable totaling of $1,930,673, plus interest in the amount of $64,126 into 4,986,998 common shares of the Company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From May 14, 2005 through August 15, 2005, the Company sold 850,700 shares of its common stock to 17 non-United States residents for gross proceeds of $356,485. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2005, a majority of our shareholders executed a majority written consent in lieu of an annual meeting to avoid the expenses of holding a formal annual meeting. The majority shareholders voted: (a) to re-elect the current directors on the Company's Board of Directors (Louie Visco, Carl P. Ranno, Ken Lew, Neil C. Kitchen, and Scott Baker); (b) to ratify the Company's 2005 Stock Option/Stock Issuance Plan; and (c) to ratify the appointment of Epstein, Weber & Conover, PLC as the Company's independent public accountants.

ITEM 5.  OTHER INFORMATION

On July 5, 2005, Ken Lew submitted his resignation as a director effective immediately and as Chief Financial Officer effective July 20, 2005 of the Company. There were no disagreements between Mr. Lew and the Company. The Board of Directors of the Company accepted Mr. Lew's resignations. The Board of Directors then elected Carl Ranno to act as Chief Financial Officer of the Company until a new Chief Financial Officer can be located and elected.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

      No.                               Title
      ---                               -----
     10.1 Financial Public Relations Consulting Agreement with Reynolds World Investment Enterprises, LLC, dated May 23, 2005
     10.2   Dealer Agreement with The Kern Company dated June 28, 2005
     31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 15, 2005    AMERICAN SOIL TECHNOLOGIES, INC.


                          By:  /s/ Carl P. Ranno
                               ------------------------------------------------
                               Carl P. Ranno
                          Its: President, Chief Executive Officer, and Chief
                               Financial Officer
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)