Form 10QSB
period 2005-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2005-11-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2005 the number of shares of Common Stock issued and outstanding was 25,436,174.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)                                 2

          Balance Sheet -September 30, 2005                                   2

          Statements of Operations -
          For the three and nine months ended September 30, 2005 and 2004     3

          Statements of Cash Flow -
          For the nine months ended September 30, 2005 and 2004               4

          Notes to Financial Statements                                       6

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                            19

     Item 3. Internal Controls                                               23

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               24

     Item 2. Changes in Securities                                           24

     Item 3. Defaults Upon Senior Securities                                 24

     Item 4. Submission of Matters to a Vote of Security Holders             24

     Item 5. Other Information                                               24

     Item 6. Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                   25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                      $     28,870
   Accounts receivable, net of allowance of doubtful accounts of $58,356               119,587
   Employee advances                                                                     1,734
   Inventory                                                                           415,577
   Prepaid expenses and other current assets                                            40,131
                                                                                  ------------
      Total current assets                                                             605,899
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $201,006                    336,535
DEPOSITS AND OTHER ASSETS                                                                9,924
INTELLECTUAL PROPERTY, net of accumulated amortization of $269,349                     409,868
RELATED PARTY NOTES RECEIVABLE                                                          62,120
                                                                                  ------------
    TOTAL ASSETS                                                                  $  1,424,346
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                               $    250,959
   Accrued liabilities                                                                  12,640
   Notes payable - current portion                                                      19,599
   Capital lease obligation - current portion                                            9,807
   Debentures payable to related parties - current portion                              65,573
                                                                                  ------------
      Total current liabilities                                                        358,578
NOTES PAYABLE - long-term portion                                                       78,291
CAPITAL LEASE OBLIGATION - long-term portion                                            15,201
NOTES PAYABLE TO RELATED PARTIES                                                       257,500
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                              915,712
                                                                                  ------------
      Total liabilities                                                              1,625,282
                                                                                  ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 stated value, 10,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                              1,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     25,121,188 shares issued and outstanding                                           25,122
   Paid in capital                                                                  11,850,725
   Accumulated deficit                                                             (13,458,631)
                                                                                  ------------
      Total stockholders' deficit                                                     (200,936)
                                                                                  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $  1,424,346
                                                                                  ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                             Three Months      Three Months      Nine Months         Nine Months
                                                Ended             Ended             Ended             Ended
                                             September 30,     September 30,     September 30,     September 30,
                                                 2005              2004              2005              2004
                                             -----------       -----------       -----------       -----------
NET REVENUES                                 $    47,311       $   161,271       $   517,318       $   544,804
                                             -----------       -----------       -----------       -----------

COST OF GOODS SOLD                                40,529           104,930           325,167           347,903
                                             -----------       -----------       -----------       -----------
GROSS INCOME                                       6,782            56,341           192,152           196,901
                                             -----------       -----------       -----------       -----------
OPERATING EXPENSES
  General and administrative                     355,343           242,541         1,261,803           710,019
  Sales and marketing                             38,010            84,931           232,348           288,678
  Research and development                         3,043            40,574            13,095           140,071
  Depreciation                                    25,881            25,881            77,643            79,307
  Amortization                                    11,711            11,712            35,133            35,135
                                             -----------       -----------       -----------       -----------
      Total operating expenses                   433,988           405,639         1,620,022         1,253,210
                                             -----------       -----------       -----------       -----------

OPERATING LOSS                                  (427,206)         (349,298)       (1,427,871)       (1,056,309)
                                             -----------       -----------       -----------       -----------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs              27,021            41,591           117,798           108,881
  Interest income                                   (675)             (675)           (2,026)           (2,025)
                                             -----------       -----------       -----------       -----------
      Total other (income)/expense                26,346            40,916           115,772           106,856
                                             -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                        (453,552)         (390,214)       (1,543,643)       (1,163,165)
                                             -----------       -----------       -----------       -----------

INCOME TAX  PROVISION                                 --                --                --                --
                                             -----------       -----------       -----------       -----------

NET LOSS                                        (453,552)         (390,214)      $(1,543,643)      $(1,163,165)
                                             ===========       ===========       ===========       ===========
NET LOSS PER SHARE:
  Basic:                                     $     (0.02)      $     (0.04)      $     (0.07)      $     (0.12)
                                             ===========       ===========       ===========       ===========
  Diluted:                                   $     (0.02)      $     (0.04)      $     (0.07)      $     (0.12)
                                             ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                        4,782,411         9,757,009        20,661,955         9,335,092
                                             ===========       ===========       ===========       ===========

  Diluted                                      4,782,411         9,757,009        20,661,955         9,335,092
                                             ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004  (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Nine Months          Nine Months
                                                                 Ended                 Ended
                                                            September 30, 2005    September 30, 2004
                                                            ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(1,543,643)          $(1,163,165)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                  112,776               114,441
    Common stock issued for services                               170,500                    --
    Common stock issued to employees and directors                 224,208                    --
  Changes in assets and liabilities:
    Accounts receivable                                            (84,891)             (108,254)
    Allowance for doubtful accounts                                 20,694                13,555
    Receivables from officers and employees                            571                  (459)
    Prepaid and other current assets                                 7,560                (2,442)
    Deposits and other assets                                       (2,120)                4,107
    Inventory                                                      (87,998)              (61,596)
    Accounts payable                                                (5,936)               60,867
    Accrued liabilities                                              6,419                (1,547)
                                                               -----------           -----------
        Net cash  used by operating activities                  (1,181,859)           (1,144,493)
                                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   --                (2,283)
                                                               -----------           -----------
        Net cash used for investing activities                          --                (2,283)
                                                               -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                        310,500               929,673
  Principal repayments on related party notes payable                   --               (31,000)
  Proceeds from convertible debentures                             200,000                    --
  Principal repayments on convertible debentures                   (10,749)               (9,674)
  Principal repayments on capital lease obligation                 (12,999)               (8,204)
  Repayments on notes payable                                      (13,297)               (5,569)
  Proceeds from exercise of stock options                           30,000                    --
  Proceeds from stock issuances                                    654,807               258,465
                                                               -----------           -----------
        Net cash provided by financing activities                1,158,262             1,133,691
                                                               -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                              (23,597)              (13,085)

CASH AND CASH EQUIVALENTS, beginning of period                      52,467                31,720
                                                               -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                       $    28,870           $    18,635
                                                               ===========           ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                                    Nine Months Ended       Nine Months Ended
                                                   September 30, 2005      September 30, 2004
                                                   ------------------      ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                        $   65,436              $   84,300
                                                       ==========              ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Equipment acquired under capital lease               $        0              $   32,000
                                                       ==========              ==========

  Conversion of Preferred Stock to Common Stock        $1,000,000
                                                       ==========              ==========
  Conversion of debt and interest to common stock      $1,994,799              $        0
                                                       ==========              ==========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.

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

     The Company is primarily engaged in the marketing of polymer soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company also has an exclusive license to the use of patented polymer application techniques as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has an accumulated deficit of $13,458,631. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $25,881 and $77,643 and $25881 and $79,307 for the three and nine month periods ended September 30, 2005 and 2004, respectively.

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $26,681 and $187,256 and $65,255 and $215,971 for the three and nine month periods ended September 30, 2005 and 2004, respectively.

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

     There were no stock options granted. Sixty thousand (60,000) options were exercised during the nine month period ended September 30, 2005. All granted options were fully vested as of June 30, 2003. The following summarizes information at September 30, 2005:

                      Options Outstanding                               Options Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average     Weighted         Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of       September 30,    Contractual Life     Exercise      September 30,     Exercise
     Exercise Prices       2005            (in years)          Price           2004           Price
     ---------------       ----            ----------          -----           ----           -----
         $0.50           680,000              7.0              $0.50         680,000          $0.50

         $0.50           680,000              7.0              $0.50         680,000          $0.50

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

                                               Nine Months Ended        Nine Months Ended
                                               September 30, 2005       September 30, 2004
                                               ------------------       ------------------
     Net Loss                                    $   (1,543,643)          $(1,163,165)

     Deduct: Stock-based employee
     compensation expense determined
     under the fair value based method,
     net of tax                                               0                     0
                                                 --------------           -----------

     Pro forma net loss                          $   (1,543,643)          $(1,163,165)
                                                 ==============           ===========

     Net loss per share as reported              $        (0.07)          $     (0.12)
                                                 ==============           ===========

     Net loss per share pro forma                $        (0.07)          $     (0.12)
                                                 ==============           ===========

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

     RECLASSIFICATIONS: Certain reclassifications have been made to the September 30, 2004 financial statements in order to conform to the September 30, 2005 presentation.

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

3. INVENTORY

     Inventory is comprised of the following at September 30, 2005:

     Work in progress            $188,553
     Finished goods               227,024
                                 --------

     Total                       $415,577
                                 ========

     The work in progress category accrues costs incurred on the construction of ten injection machines. The estimated cost to complete the machines is approximately $220,000.

  4. INTELLECTUAL PROPERTY

     On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $11,711 and $35,133 and $11,712 and $35,135 for the three and nine month periods ended September 30, 2005 and September 30, 2004, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

              Year                 Amount
              ----                 ------
     Remaining three months
            of 2005              $ 11,711
              2006                 46,844
              2007                 46,844
              2008                 46,844
              2009                 46,844
           Thereafter             210,781
                                 --------

             Total               $409,868
                                 ========

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at September 30, 2005:

     Machinery                                           $ 474,994
     Vehicle                                                44,615
     Office furnishings, fixtures and equipment             17,931
                                                         ---------
       Total                                               537,540
       Less accumulated depreciation                      (201,006)
                                                         ---------

          Property and equipment, net                    $ 336,535
                                                         =========

     Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

6. NOTE RECEIVABLE

The $60,000 note receivable is due from an individual who was formerly contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. During the three and nine months ended September 30, 2005, the Company recognized $675 and $2,025 in interest income and $66 and $2,636 in royalty expense, respectively, related to this agreement.

7. NOTES PAYABLE

     Notes payable at September 30, 2005 are comprised of the following:

     Convertible debenture to related party, original balance
     of $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due February 1,
     2007.                                                            $ 250,000

     Convertible debenture to related party, original balance
     of $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due March 27,
     2007.                                                             250,000

     Convertible debenture to related party, original balance
     of $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due February 1,
     2006.                                                              25,000

     Convertible debenture to related party, original balance
     of $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due February 1,
     2006.                                                              25,000

     Convertible debenture to related party, original balance
     of $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due August 15,
     2007.                                                              20,000

     Convertible debenture to related party, original balance
     of $250,000, interest at 10% per annum. Monthly principal
     and interest payments of $3,000 are due through 2014.
     Principal is convertible at a rate of $3.00 for one share
     of common stock.                                                  211,285

     Convertible debenture to related party, original balance
     of $200,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due February 1,
     2007.                                                             200,000

     Note payable to related party, original balance of
     $257,500, interest at 8% per annum and payable monthly.
     Principal is due September 30, 2007.                              257,500

     Note payable to lending institution, original balance of
     $48,542, and interest at 2.9% per annum. Requires monthly
     principal and interest payments of $736 through 2009.
     Collateralized by vehicle.                                         35,283

     Note payable to finance company, original balance of
     $75,000, and interest at 17.7% per annum. Requires
     monthly principal and interest payments of $1,814 through
     2009. Collateralized by polymer injection machine.                 62,606
                                                                    ----------
            Total                                                    1,336,674

           Less current portion                                        (85,172)
                                                                    ----------

            Total long-term portion                                 $1,251,502
                                                                    ==========

     Future maturities of principal at September 30 are as follows:

     2006                                                           $   85,172
     2007                                                            1,016,629
     2008                                                               43,837
     2009                                                               49,812
     2010                                                               25,181
     Thereafter                                                        116,043
                                                                    ----------

              Total                                                 $1,336,674
                                                                    ==========

     The note payable of $257,500 is held by an entity that holds approximately 22% of the Company's common stock. Notes are payable in two years, providing payment is not detrimental to the company.

     During the three months ended June 30, 2005, related party notes payable of $1,600,000, $125,673 and $152,000 and their related accrued interest were converted into common stock at $0.40 per share for a total of 4,986,998 shares of common stock. In addition, three convertible debentures totaling $700,000 are held by entities that hold approximately 43% of the Company's common stock.

8. STOCKHOLDERS' DEFICIT

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

9. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the three and nine month periods ended September 30, 2005. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                                Three months ended
                                                September 30, 2005
     Convertible preferred stock                     2,763,699
     Common stock options                              680,000
     Convertible debt                                1,610,428
                                                     ---------

                                                     5,054,127
                                                     =========

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                          Three Months Ended               Nine Months Ended
                                          September 30, 2005               September 30, 2005
                                       -------------------------       --------------------------
     Net  Loss                         $(453,552)                      $(1,543,643)

     Preferred stock dividends                --                                --
                                       ---------                       -----------

      Loss available to common
      Stockholders                     $(453,552)                      $(1,543,643)
                                       =========                       ===========
     BASIC EARNINGS PER SHARE:

     Loss available to common
     stockholders                      $(453,552)       $(0.02)        $(1,543,643)       $(0.07)
                                       =========        ======         ===========        ======

     Effect of dilutive securities           N/A           N/A                 N/A           N/A

     DILUTED EARNINGS PER SHARE        $(453,552)       $(0.02)        $(1,543,643)       $(0.07)
                                       =========        ======         ===========        ======

 10. RELATED PARTY TRANSACTIONS

     During the three and nine month periods ended September 30, 2005 and September 30, 2004, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & OFFICERS

     Diana Visco, Company Secretary, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2007. Interest incurred on this debenture was $399 and $990 and $400 and $1,141 during the three and nine month periods ended September 30, 2005 and 2004, respectively.

     The holders of the two (2) $25,000 convertible debentures and the $211,285 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the three and nine month periods ended September 30, 2005 and 2004 were $6,395 and $19,242 and $6,963 and $20,297, respectively.

     AFFILIATED ENTITIES

     Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two (2) $250,000 and one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2007 and $257,500 in notes payable. During the three months ended June 30, 2005, notes payable and the related accrued interest due to this entity totaling $1,837,732 were converted at a rate of $0.40 per share for a total of 4,594,330 shares of common stock. Interest incurred on these debentures and notes during the three and nine month periods ended September 30, 2005 and 2004 was $15,838 and $79,450 and $29,026 and $74,060 respectively.

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

     The Company also entered into an operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. Rents charged by this entity for the three and nine months ended September 30, 2005 were $1,662 and $3,325, respectively.

     Ronald Salestrom, a former contract employee, is the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. As of September 30, 2005, total royalties earned were $4,051. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the three and nine months ended September 30, 2005, the Company recognized interest income on this note of $675 and $2,025, respectively. Accrued interest receivable at September 30, 2005 is $2,124.

11. CONCENTRATIONS

     The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004, the Company did not exceed those limits.

     During the three month period ended September 30, 2005 sales to four customers aggregated to approximately 73% of total sales for the period. Approximately 77% of the accounts receivable balance at September 30, 2005 was comprised of balances due from two customers.

     The Company has an agreement with a supplier that grants the Company exclusive rights to sell and distribute the supplier's products in the western United States. This supplier's products represent approximately 38% and 59% of product in inventory at September 30, 2005 and 2004, respectively and 78% and 75% and 72% and 82% of the products sold in the three and nine months ended September 30, 2005 and 2004, respectively.

12. COMMITMENTS

     During the year ended December 31, 2004, the Company arranged to have ten polymer injection machines built for eventual resale. The estimated cost for the machines is $420,000, of which $188,553 has been incurred and is shown as work in progress in (see footnote 3).

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

     During the three months ended September 30, 2005, the Company entered into a consulting agreement for consulting services. The Company will pay $1,000 upon signing the agreement and $5,000 per month. The monthly payment will accrue until such time as financing is completed the Company. In addition, 100,000 shares of common stock of the Company stock will be issued by the Company.

13. SUBSEQUENT EVENTS

     On October 3, 2005 the Company entered into a marketing and advertising agreement to promote its Nutrimoist(R) line. The contract requires a total payment of $225,000 payable in three installments with the last payment due on May 1, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information for the Company:

                                       Nine Months Ended      Nine Months Ended
                                       September 30, 2005     September 30, 2004
                                       ------------------     ------------------
                                          (unaudited)            (unaudited)
     Statement of Operations Data:
     Revenue                              $   517,318            $   544,804
     (Loss)                               $ 1,543,643            $ 1,163,165
     (Net Loss) Per Share                 $      0.07            $      0.12
     Balance Sheet Data:
     Current Assets                       $   605,899            $   408,247
     Total Property & Equipment, Net      $   336,535            $   440,059
     Patents, Net                         $   409,868            $   456,712
     Net Deferred Tax Asset               $         0            $         0
     Total Assets                         $ 1,424,346            $ 1,376,967
     Total Current Liabilities            $   358,578            $   931,023
     Accumulated Deficit                  $13,458,631            $11,423,314

NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

REVENUES

Revenues for the nine months ended September 30, 2005 were $517,318 compared to $544,804 for the same period in 2004, a decrease of 5%. This decrease in revenue was the result of the increase in energy costs and climatic conditions experienced in our markets.

COST OF SALES

Cost of goods sold for the nine months ended September 30, 2005 were $325,167compared to $347,903 for the nine months ended September 30, 2004, a decrease of 7%. The cost of sales is consistent with the gross sales figures and a direct result of the Company's purchasing controls.

INVENTORY

Inventory balances were $415,577 for the nine months ended September 30, 2005 compared to $242,059 for the nine months ended September 30, 2004. The Company previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reducing materials' costs by ordering in bulk, the Company began to inventory larger volumes of raw materials in the period ended December 31, 2003.

OPERATING EXPENSES

Operating expenses increased 29% from $1,253,210 for the nine months ended September 30, 2004 compared to $1,620,022 for the nine months ended September 30, 2005. The sales and marketing costs in this reporting period decreased to $232,348 from $288,678 during the same period in 2004. The Company had a decrease in research and development costs regarding its new machine, the M-216 Polymer Injector, during this reporting period of $126,976.

INCOME TAXES

The Company did not provide for income tax expense or provision for the period ended September 30, 2005 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

The Company experienced a net loss from operations of $1,543,643 for the nine months ended September 30, 2005 as compared to a net loss of $1,163,165 for the nine months ended September 30, 2004. The loss is directly related to the Company's increased general and administrative expenses from $710,019 in the nine months ended September 30, 2004 to $1,261,803 for the nine months ended September 30, 2005. The increase is directly related to common stock granted to directors and certain employees valued at $224,208 as well as $199,008 expended for investor relations and outside consulting services. The sales and marketing efforts by the Company decreased by $56,330. The Company also decreased its expenses for the research and development of the M-216 Polymer Injector by $126,976. The Company continues to focus its efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of agricultural products decreased from $544,804 for the nine months ended September 30, 2004 to $517,318 for the nine months ended September 30, 2005. This decrease in revenue was the result of the increase in energy costs and climatic conditions experienced in our markets.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $28,870 and $18,635 at September 30, 2005 and 2004, respectively. Net cash used by operations was $1,181,859 for the period ended September 30, 2005 compared to net cash used by operations of $1,144,493 for the comparable period ended September 30, 2004.

In March 2000, the Company authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to common stock of the Company at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. During 2001, $250,000 of debentures were converted into 83,334 shares of stock and, during 2002, the Company redeemed $500,000 of debentures and issued $250,000 of debentures. In February 2005, the Company issued a $200,000 debenture convertible at a rate of $0.50 for one share of common stock. At September 30, 2005, debentures consisted of $770,000 of 8% per annum convertible debentures at a rate of $0.50 per share and $211,285 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, the Company would issue an additional 1,517,928 shares. Interest expense for the nine months ended September 30, 2005 was $117,798 compared to $108,881 for the nine months ended September 30, 2004.

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

The Company has working capital (current assets less current liabilities) of $247,321 as of September 30, 2005 compared to a deficit in working capital of $(522,776) as of September 30, 2004. The working capital is primarily caused by the conversion of current payables to equity.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(13,458,631) and has working capital of approximately $247,321 as of September 30, 2005. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network the Company has created and will continue to grow.

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

The Board of Directors approved a resolution to conduct a Regulation S offering of $3,5000,000 during the nine months ended September 30, 2004. As of the date of this Report, a gross amount of $2,710,922 has been raised in this financing.

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

The Company has capitalized approximately $380,000 associated with the construction of a demonstration injection machine. The Company is negotiating to place the machine in service in 2005. Management believes that although the capitalized costs exceed a value at which the unit could be sold, the Company will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999, the Company purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which the Company has based its plan of operations. The carrying value of these licensing rights was $409,868 at September 30, 2005.

On Aril 7, 2005, a noteholder converted all of his demand notes payable in the amount of $1,930,673 plus interest in the amount of $64,126 into 4,986,998 shares of common stock of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From August 16, 2005 through November 11, 2005, the Company sold 354,500 shares of its common stock to 7 non-United States residents for gross proceeds of $100,910. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

      No.                                 Title
      ---                                 -----
     10.1 Consulting Agreement with Telperion Business Consultants, LLC, September 6, 2005
     10.2 Strategic Alliance Agreement with UTEK Corporation, dated September 28, 2005
     10.3 Advertising and Marketing Agreement with Hortus, Ltd., dated October 3, 2005
     31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 11, 2005                AMERICAN SOIL TECHNOLOGIES, INC.


                                        By: /s/ Carl P. Ranno
                                           -------------------------------------
                                             Carl P. Ranno
                                        Its: President, Chief Executive Officer,
                                             Chief Financial Officer
                                             (Principal Executive Officer,
                                             Principal Financial Officer
                                             and Principal Accounting Officer)