Form 10KSB
period 2005-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2006-04-03
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2005

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

         Issuer's telephone number, including area code: (818) 899 4686

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

For the year ended December 31, 2005, our revenue was $643,688.

As of March 27, 2006, the number of shares of Common Stock outstanding was 26,640,174. The aggregate market value of our Common Stock held by non-affiliates of the registrant as of March 27, 2006 was approximately $1,135,303 (based upon 3,784,344 shares at $0.30 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998; (iii) Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000; (iv) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); (v) Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002; (vi) Form 10-QSB for the quarterly period ended September 30, 2002, filed on November 13, 2002;
(vii) Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004; (viii) Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004; (ix) Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 31, 2005; (x) Form 10-QSB for the quarterly period ended March 31, 2005, filed on May 20, 2005; (xi) Form 10-QSB for the quarterly period ended June 30, 2005, filed on August 15, 2005; and (xii) Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005 are incorporated in Part III, Item 13.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1   DESCRIPTION OF BUSINESS.............................................. 1

ITEM 2   DESCRIPTION OF PROPERTY.............................................. 6

ITEM 3   LEGAL PROCEEDINGS.................................................... 7

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 7

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS............ 7

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................... 8

ITEM 7   FINANCIAL STATEMENTS.................................................12

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................12

ITEM 8A  CONTROLS AND PROCEDURES..............................................13

ITEM 8B  OTHER INFORMATION....................................................13

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................13

ITEM 10  EXECUTIVE COMPENSATION...............................................15

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................19

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................20

ITEM 13  EXHIBITS.............................................................21

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................23

SIGNATURES ...................................................................24

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

BUSINESS OF ISSUER

PRINCIPAL PRODUCTS AND THEIR MARKET

We develop, manufacture and market cutting-edge technology that decreases the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture. Our products enhance growing environments and reduce the environmental damage caused by common growing practices.

We manufacture three primary products: Agriblend(R), a patented soil amendment developed for agriculture; Soil Medic(TM), a patented slow release liquid fertilizer; and Nutrimoist(R), developed for homes, parks, golf courses and other turf related applications.

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

On August 15, 2002, we entered into a Distribution Agreement with Gigot Agra Services of Garden City, Kansas. Gigot Agra aggressively sells our products in Kansas, Oklahoma, Nebraska, Colorado and the northern portions of Texas and New Mexico. This distributor has recently changed its name to Gigot Aqua Services.

On August 20, 2002, we entered into an agreement with Stockhausen, Inc. This agreement granted us the exclusive rights in the Western United States to distribute the Stockhausen products, which are of the highest quality cross-link and linear polymer products available for water and nutrient retention in the Agricultural industry. We have numerous distributors and sales representatives selling the products throughout the territory.

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

On September 20, 2002, we entered into an exclusive Distributorship Agreement with JT Water Management LLC allowing us to distribute a liquid linear polymer known as Extend(TM) in the western United States. This is a new and unique product intended for soil application, which improves irrigation efficiency, reduces soil sodium levels, and greatly reduces nutrient leaching and runoff. An additional product is Contain, a new dust control technology. This product will be sold through our distributors and sales representatives.

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

On July 31, 2004, we entered into a Dealer Agreement with Dick Hansen Distributing of Pasco, Washington to primarily sell our cross-linked polymer in the agriculture and specialty industries in the Northwestern United States.

On August 31, 2004, we entered into a Dealer Agreement with HRE of Benton City, Washington to sell our linear polymers in the agriculture and irrigation industries located in the Northwestern United States.

On October 15, 2004, we entered into a Sales and Marketing Agreement with Spectrum Advisors, LLC of La Palma, California. Spectrum will primarily serve the states of California, Washington and Oregon and will concentrate on the retail horticulture industry.

On November 19, 2004, we entered into a Dealer Agreement with Donald Weishuhn of Eola, Texas. Mr. Weishuhn will primarily serve the state of Texas in an area from south of Lubbock to the Dallas area.

On December 2, 2004, we entered into a marketing agreement with West Coast Fairways, located in Woodland Hills, California. West Coast Fairways will concentrate on the sale of American Soil Technology's Nutrimoist(R) system in turf applications throughout California utilizing the M-216 Polymer Injector.

On January 10, 2005, we entered into a Dealer Agreement with Ag Pro Tech, Inc. a Minnesota Corporation, with its principal location in Grand Forks, Minnesota. Ag Pro will primarily distribute the Company's products to Eastern North Dakota and Western Minnesota.

On February 18, 2005, we entered into an Exclusive Worldwide Marketing Agreement with the inventors of a unique and revolutionary new product to be used in the agriculture, irrigation and water clarifying industries. The inventors of this new product are Richard Hansen and Richard Roos, two of our distributors who developed the Sircle Saver Sack(TM) used to economically enhance the function of center pivots. We also has the same rights to a sister product known as the Soil Saver Sack(TM) that is still in development.

On March 2, 2005, we entered into a Dealer Agreement with Midwest Industrial Supply, Inc. to distribute its unique and environmentally certified dust and erosion control products known as Soil-Sement(R) and Envirokleen(R). The U S Environmental Protection Agency Environmental Technology Verification Program (USEPA ETV) has verified both products. In addition, the California Air Resources Board (CARB) and the Canadian ETV have also certified Soil-Sement. The two products protect the environmental ecosystem whereby, Soil-Sement is a polymer based dust and erosion control product and Envirokleen is a patent-pending formulated synthetic organic dust suppressant.

On May 6, 2005, we entered into a Dealer Agreement with Reinke Pasco, Inc. to act as a non-exclusive dealer of our products in the State of Washington for three years.

On June 28, 2005, we entered into a Dealer Agreement with The Kern Company to act as a non-exclusive dealer of our products in the State of Washington for three years.

On July 13, 2005, we entered into an exclusive Representation Agreement with Pure Chemicals based in Israel, a nation where all of our patents have been filed.

On October 4, 2005, we entered into a strategic alliance agreement with UTEK Corporation (AMEX:UTK; LSE-AIM:UTKA), an innovative technology transfer company. UTEK will deliver leading edge technologies in agriculture and horticulture to us.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT

On December 18, 2003, we announced that we received delivery of the prototype of our new injection machine (the "M-216") designed to install our products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. We exhibited the injection machine at the Golf Course Superintendents Association of America (GCSAA) International Golf Course Conference and Show in San Diego, California from February 9 through February 14, 2004. The M-216 has been successfully demonstrated and additional machines are being built.

On December 7, 2005, we took delivery of our second M-216 Injector machine. The new machine has all the improvements as determined through the testing of the prototype.

On March 21, 2006, we acquired Advanced Fertilizer Technologies, Inc., a subsidiary of UTEK Corporation, in a stock transaction. Advanced Fertilizer Technologies, Inc. contains US Patent, 5,443,613. The technology provides a cost-effective method for producing a slow release fertilizer from plant nutrients containing organic material and waste.

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

There is some competition for Extend(TM) however we have not as yet found a higher quality liquid linear polymer product.

We are not aware of any competition to Nutrimoist(R) other than from our manufacturer(s) who would have to use our polymer to manufacture the product pursuant to our agreement.

The newly acquired slow release fertilizer does not seem to have competition at this time.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen, our exclusive supplier, Ciba Specialties, and Floerger. All other components of our products are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona and Pacoima, California. Nutrimoist(R)L is blended by us through contract blenders and is a combination of different formulations, which include our polymer products. Two licensees under our patent manufacture our liquid slow release fertilizer. Custom blending of Soil Medic, as needed, is performed by us at our facility in Valley Springs, California

DEPENDENCE ON MAJOR CUSTOMERS

We are not dependent on any one customer for a substantial portion of our sales of any product.

INTELLECTUAL PROPERTY

PATENTS

We have four patents on the M-216 machine designed to install our product Nutrimoist L(R) into mature turf.

On March 21, 2006 we acquired the US Patent on a slow release liquid fertilizer through our acquisition of Advanced Fertilizer Technologies, Inc.

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

TRADEMARKS

We own registered trademarks on the names, Agriblend(R) and Nutrimoist(R). Trademark applications are pending with the United States Patent and Trademark Office on Soil Medic(TM) and Soil Therapy(TM) which are being assigned to us by their owner.

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

RESEARCH AND DEVELOPMENT COSTS

We spent $149,757 on research and development during the year ended December 31, 2005 as compared to $154,599 spent on research and development during the year ended December 31, 2004.

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

EMPLOYEES

As of the date hereof, we have ten full-time employees and two part-time employees. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility which requires monthly rental payments of approximately $554. The Sublease Agreement terminates on December 31, 2008. We also rent storage space in Tucson and Phoenix, Arizona for a minimum amount of approximately $200 per month. On February 20, 2006 we assumed a commercial lease on 2,000 square feet of industrial property in Valley Springs, California. This facility is used to store equipment and special blend Soil Medic.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                  High          Low
                                                  ----          ---
2004
     First Quarter.....................           0.52         0.23
     Second Quarter....................           0.51         0.37
     Third Quarter.....................           0.43         0.23
     Fourth Quarter....................           1.05         0.23

2005
     First Quarter.....................           0.85         0.36
     Second Quarter....................           0.55         0.35
     Third Quarter.....................           0.63         0.30
     Fourth Quarter....................           0.40         0.21

On March 27, 2006, the closing sale price was $0.30.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of March 27, 2006, there were 301 shareholders holding certificated securities and approximately 414 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Atlas Stock Transfer, 5899 South State, Murray, Utah 84107.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On July 7, 2005, Diana Visco, the secretary of the Company, exercised her stock options and purchased 60,000 shares of common stock at the exercise price of $0.50 per share. The consideration was $30,000. The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. The Company believes that the investor is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about the Company through the investor's relationship with the Company.

On January 16, 2006, FLD Corporation elected to convert its loan to the Company, which consisted of principal in the amount of $250,000 and interest in the amount of $51,000 for a total of $301,000, into shares of common stock of the Company at $0.25 per shares for a total of 1,204,000 shares. The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. The Company believes that the investor is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about the Company through the investor's relationship with the Company.

On March 1, 2006, the Company issued 75,000 shares of common stock to two new employees for a total of 150,000 shares in exchange for their trademarks, proprietary information and customer lists. The property was valued at $36,000, which was paid by the issuance of the shares. The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 504 of Regulation D of the Act. The Company believes that the investors had adequate access to information about the Company through the investors' relationship with the Company.

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

OVERVIEW

American Soil Technologies, Inc. began business as Soil Wash Technologies, Inc. in September 1993 to develop and provide nonhazardous soil remediation services to businesses and developers in southern California. On December 31, 1999, we acquired the patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. During the fiscal year ended June 30, 2001, we discontinued operations of the soil remediation business. Since discontinuing the soil remediation business, we have devoted substantial resources to the development of strategic relationships and contracts for the marketing and distribution of our polymer products and other soil amendment products both nationally and worldwide.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our selected financial information:

                                                      Year Ended             Year Ended
                                                   December 31, 2005      December 31, 2004
                                                   -----------------      -----------------
                                                       (Audited)              (Audited)
Statement of Operations Data:
   Revenue                                           $    643,688           $    597,588
   Loss From Continuing Operations                     (2,075,422)            (1,654,838)
   Gain/(Loss) From Discontinued Operations                     0                      0
   (Net Loss)                                          (2,075,422)            (1,654,838)
   (Continuing Operations) Loss Per Share                   (0.10)                 (0.16)
   (Net Loss) Per Share                                     (0.10)                 (0.16)

Balance Sheet Data:
   Current Assets                                    $    713,877           $    485,435
   Total Property & Equipment, Net                        385,654                414,177
   Patents, Net                                           398,157                445,001
   Deferred Tax Asset                                           0                      0
   Total Assets                                      $  1,559,903           $  1,414,537
   Total Current Liabilities                              667,437                522,474
   Accumulated Deficit                                (13,990,409)           (11,914,987)
   Stockholders' Equity                                  (582,713)            (1,731,605)

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004 (AUDITED)

REVENUES

Revenues for the fiscal year-ended December 31, 2005 were $643,688 compared to $597,588 for the fiscal year ended December 31, 2004, a increase of 7%. This increase is indicative of sales activity from greater number of Company dealers and based upon customer awareness through advertising.

COST OF SALES

Cost of goods sold increased to $405,426 for the fiscal year ended December 31, 2005 from $376,776 for the fiscal year ended December 31, 2004. The increase in cost of goods was caused by price increase for certain raw material that had not been passed on to our customers by year-end and increased freight charges.

INVENTORY

Inventory balances decreased to $212,960 at December 31, 2005 from $327,581 at December 31, 2004. The M-216 liquid injection machine as work in process was a portion of the inventory. The Company has decided to retain this machine to service the turf segment of our market and as such, the value of the machine has been transferred to fixed assets.

OPERATING EXPENSES

Operating expenses increased by approximately 26% for the period ended December 31, 2005. This increase in operating expenses was a result of the increased costs of investor relations and stock compensation.

NET LOSS

For the reasons detailed above, we experienced losses in our last two fiscal years. We expect that as a result of our efforts during the last two years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenue from the sale of agricultural products increased from $597,588 during our prior fiscal year to $643,688 in our current fiscal year. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2006. However, given the gross margins of our products, future operating results should be improved.

SEASONALITY

Our efforts in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. International sales have not been sufficient enough or the geographic distribution of sales concentrated enough to determine if a seasonal trend exists although the initial indication is that our markets will become diverse and therefore not indicate significant seasonal variations. As we expand into the residential and commercial segments nationally, we will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $272,648 and $52,467 at December 31, 2005 and at December 31, 2004 respectively. Net cash used by operations was $1,320,819 for the year ended December 31, 2005 as compared to $1,613,945 for the year ended December 31, 2004. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at December 31, 2005, the outstanding balance of the debentures was $977,579 and at December 31, 2004, the outstanding balance of the debentures was $792,034. At December 31, 2005, convertible debentures consisted of $770,000 of 8% per annum debentures at a rate of $0.50 per share and $207,579 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, we would issue an additional 1,609,193 shares. Interest expense for the year ended December 31, 2005 was $150,864 and interest expense for the year ended December 31, 2004 was $165,114.

We have working capital (current assets less current liabilities) of $46,440 as of December 31, 2005 compared to a deficit of $(37,039) as of December 31, 2004.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $13,990,409 and working capital of approximately $46,440 as of December 31, 2005. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

We will consider both the public and private sale of securities and or debt instruments for expansion of our operations if such expansion would benefit our overall growth and income objectives. Should sales growth not materialize, we may look to these public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would at a minimum negatively impact our ability to timely meet our business objectives.

Our Board of Directors approved a resolution to negotiate and structure a Regulation S offering of $3,500,000. As of the date of this Report, we have sold 8,061,494 shares of our common stock to 148 non-United States residents for gross proceeds of $2,710,921. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have recorded a net deferred income tax asset of $5,024,000. Management determined that because we had yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

We have capitalized approximately $380,199 less accumulated depreciation of $152,087 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999 we purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which we based our plan of operations. The carrying value of these licensing rights was $398,157 at December 31, 2005.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                   Position
----                      ---                   --------
Carl P. Ranno              66      Director, Chief Executive Officer, President.
                                   Chief Financial Officer
Neil C. Kitchen            59      Director, Vice President
Diana Visco                48      Secretary
Louie Visco                90      Chairman of the Board of Directors
Scott Baker                49      Director
Johnny Dickinson  65               Vice President Marketing
Donette Lamson             42      Vice President Turf and Horticulture

MR. CARL P. RANNO, DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER, received a degree in Economics from Xavier University in Cincinnati, Ohio and his Juris Doctor from the University of Detroit School of Law. Mr. Ranno became a Director in September 2001 and Chief Executive Officer and President in May 2002. For the past five years, he has acted as an advisor in strategic planning, mergers and acquisitions and as a securities attorney to numerous public companies. He has served as president and CEO of public and private companies. He is also a member of the board of directors of Central Utilities Production Company.

MR. NEIL C. KITCHEN, DIRECTOR, VICE PRESIDENT, has over 20 years experience in business management in the environmental sector including management of companies involved in general engineering, toxicology, and environmental cleanup. Prior to joining us in 1994, he was Vice President of a publicly-held environmental cleanup company. He holds a B.S. in Business Management from San Diego State University and a class "A" General Engineering license with Hazardous Material Certification from the State of California.

MS. DIANA VISCO, SECRETARY, Diana Visco, Secretary, has worked with us since January 1999. Prior to that, she worked for 21 years with the Americana Leadership College, Inc., traveling to all of its offices and conferences across the USA and Caribbean in addition to Australia, New Zealand, Canada and Europe. Ms Visco spent several years as a traveling administrator and as International Administrator handling all aspects of finance, administration as well as marketing and promotion in addition to being assistant to the President of that company. She is the daughter of Mr. Louie Visco, one of our directors.

MR. LOUIE VISCO, DIRECTOR, has served as our Chairman of the Board since 2000. He is principal owner of the Benz Group, a privately held holding company founded in 1934. Mr. Visco founded Universal By-Products, Inc., the first publicly held solid waste company in the United States. Waste Management Inc., the world's largest waste management company, acquired the company in 1972. Over the past 50 years, Mr. Visco has served as a director on the boards of many privately and publicly held companies.

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

Ms. DONETTE LAMSON, VICE PRESIDENT TURF and HORTICULTURE obtained her Bachelor of Science Degree in Horticulture with a Business Management Concentration from Colorado State University (C.S.U.). She has been a Horticulture Extension Agent and served as a manger of one of the nations largest Certified Master Gardener Programs. Additionally, Ms. Lamson has over 20 years of regional, national and international turf, horticulture and landscape products manufacturing, distribution and sales experience with Lesco, Helena, SAJ Turf Products (currently United Horticultural Supply) and Golf Enviro Systems.
Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for our officers for the fiscal years ended December 31, 2005, and December 31, 2004, the six months ended December 31, 2003 and the fiscal year ended 2003. There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by us.

                                        ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                 --------------------------------   --------------------------------------
                                                                             Awards                Payouts
                                                                    ------------------------       -------
                                                          Other
                                                         Annual     Restricted   Securities                     All Other
                                                         Compen-      Stock      Underlying          LTIP       Compen-
                      Year       Salary($)    Bonus($)   sation($)   Awards($)  Options/SARs(#)    Payouts($)   sation($)
                      ----       ---------    --------   ---------   ---------  ---------------    ----------   ---------
Carl P. Ranno, CEO,   2005       $120,000        $0        $0        $50,750              0           $0           $0
President (1)                                                        145,000
                      2004       $120,000        $0        $0        $     0              0           $0           $0
                      2003 (2)   $ 60,000        $0        $0        $     0              0           $0           $0
                      2003       $120,000        $0        $0        $     0        150,000           $0           $0

Ken Lew, CFO (3)      2005       $ 30,600        $0        $0        $     0              0           $0           $0
                      2004       $ 52,000        $0        $0        $     0              0           $0           $0
                      2003 (2)   $ 26,000        $0        $0        $     0              0           $0           $0
                      2003       $ 23,000        $0        $0        $     0        150,000           $0           $0

Neil C. Kitchen,      2005       $ 79,484        $0        $0        $35,000              0           $0           $0
Vice President (4)                                                   100,000
                      2004       $ 79,484        $0        $0        $     0              0           $0           $0
                      2003 (2)   $ 39,742        $0        $0        $     0              0           $0           $0
                      2003       $ 79,484        $0        $0        $     0        150,000           $0           $0

Diana Visco,          2005       $ 52,000        $0        $0        $18,200              0           $0           $0
Secretary (5)                                                         52,000
                      2004       $ 52,000        $0        $0        $     0              0           $0           $0
                      2003 (2)   $ 26,000        $0        $0        $     0              0           $0           $0
                      2003       $ 44,858        $0        $0        $     0         60,000           $0           $0

Johnny Dickinson, VP  2005       $ 64,000        $0        $0        $22,400              0           $0           $0
-Marketing (6)                                                        64,000
                      2004       $ 63,385        $0        $0        $     0              0           $0           $0
                      2003 (2)   $ 26,000        $0        $0        $     0              0           $0           $0
                      2003       $ 52,000        $0        $0        $     0         60,000           $0           $0

----------
1. Appointed Chief Executive Officer and President on May 2, 2002. Appointed Chief Financial Officer on July 5, 2005.
2.   Compensation for the six months ended December 31, 2003.
3. Secretary from 2000 through May 1, 2002 and appointed Chief Financial Officer on May 2, 2002. Resigned as Chief Financial Officer on July 5, 2005.
4. President from July 2000 through May 1, 2002 and appointed Vice President on May 2, 2002.
5.   Appointed Secretary on May 2, 2002.
6.   Appointed Vice President -Marketing in September 2002.

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

The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, 498,240 shares of common stock or stock options have been issued pursuant to the 2005 Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 26,640,174 issued common shares.

     Name and Address                      Amount and Nature of      Percent
 of Beneficial Owners (1)                  Beneficial Ownership    Ownership (2)
 ------------------------                  --------------------    -------------
Carl P. Ranno                                  1,602,900 (3)           6.0%
Neil C. Kitchen                                1,551,455 (4)           5.8%
Diana Visco                                      152,000 (5)             *
Louie Visco                                   12,910,262 (6)          48.4%
Scott Baker                                      504,818 (7)           1.9%
Johnny Dickinson                                 174,000 (8)             *
Donette Lamson                                    75,000                 *
All executive officers and directors
 as a group (7 persons)                       16,970,435              63.7%
The Sterling Group                             2,000,000               7.5%
The Benz Group                                 4,536,932 (9)          17.0%
FLD Corporation                                7,198,330 (10)         27.0%

----------
*  Less than 1%.
1 C/o the Company's address, 12224 Montague Street Pacoima, CA 91331,, unless otherwise noted.
2 Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3 Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
4 Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
5 Includes a debenture convertible to 40,000 shares of Common Stock at an exercise price of $0.50 expiring June 15, 2007.
6 Consists of 2,773,233 shares of Common Stock, 2,763,699 shares of Preferred Stock convertible into 2,763,699 shares of Common Stock held in the name of The Benz Group, a company in which Mr. Visco owns a majority interest; a debenture convertible into 500,000 shares of Common Stock expiring on February 1, 2007, a debenture convertible into 500,000 shares of Common Stock expiring on March 27, 2007, a debenture convertible to 400,000 shares of Common Stock expiring on February 1, 2007 and 5,798,330 Common Shares held in the name of FLD Corporation, a company in which Mr. Visco owns a majority interest; and options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012 and 25,000 shares held by Mr. Visco.
7 Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
8 Includes options to purchase 60,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
9 Consists of 2,773,233 shares of Common Stock, 2,763,699 shares of Preferred Stock convertible into 2,763,699 shares of Common Stock
10 Consists of a debenture convertible into 500,000 shares of Common Stock expiring on February 1, 2007, a debenture convertible into 500,000 shares of Common Stock expiring on March 27, 2007, a debenture convertible to 400,000 shares of Common Stock expiring on February 1, 2007 and 5,798,330 Common Shares

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company purchased the Debenture due Neil C. Kitchen, a Director and Vice President.

Diana Visco the corporate Secretary purchased a Debenture for $20,000 convertible to 40,000 shares of Common Stock at an exercise price of $0.50 expiring June 15, 2007.

Louie Visco, Director, is an owner and director of FLD Corporation, which holds a debenture convertible into 500,000 shares of Common Stock expiring on February 1, 2007, a debenture convertible into 500,000 shares of Common Stock expiring on March 27, 2007, a debenture convertible to 400,000 shares of Common Stock expiring on February 1, 2007 with interest rates of 8% and 5,798,330 Common Shares.

Louie Visco, Director, is an owner and director of Benz Group, the holder of 2,773,233 shares of Common Stock, 2,763,699 shares of Preferred Stock convertible into 2,763,699 shares of Common Stock.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement terminates on December 31, 2008.

ITEM 13. EXHIBITS

3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (1)
3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (1)
3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000 (2)
3.4 Amendment to Articles of Incorporation of American Soil Technologies, Inc., dated August 4, 2003
3.4     Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (1)
3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (3)
4.1     Convertible Debenture - Lump Sum Contribution (Form) (4)
4.2     Convertible Debenture - Incremental (Form) (4)
10.1 License Agreement between Ron Salestrom, American Soils Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000 (2)
10.2    Distributorship Agreement with Ag Specialties, LLC, dated June 27,
        2002 (5)
10.3 Distributorship Agreement with Gigot Agra Services effective date August 15, 2002 (6)
10.4    Distributorship Agreement with Stockhausen, Inc., dated August 20,
        2002 (5)
10.5 Distributorship Agreement with Bentonite Performance Minerals, dated August 26, 2002 (5)
10.6 Distributorship Agreement with J T Water Management, dated September 20, 2002 (5)
10.7 Distributorship Agreement with X-Treme Green Landcare, dated October 11, 2002 (6)
10.8    Distributorship Agreement with Quantus Corporation, November 14,
        2003 (7)
10.9    Dealer Agreement with A Plus Service, dated March 8, 2004 (11)
10.10   Sublease Agreement with The Customized Box Company, dated April 1,
        2004 (11)
10.11 Stock Placement Agreement with Bellador Advisory Services (Labaun) Ltd., dated July 16, 2004 (12)
10.12   Dealer Agreement with Dick Hansen Distributing, dated August 2,
        2004 (12)
10.13   Dealer Agreement with HRE of Benton City dated August 31, 2004 (8)

----------
1 Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2 Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3 Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
4 Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
5 Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002.
6 Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2002 filed on November 13, 2002.
7 Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
8 Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004.

10.14   Dealer Agreement with Donald Weishuhn dated November 19, 2004 (9)

10.15   Marketing Agreement with Spectrum Advisors, LLC, dated October 20,
        2004 (8)
10.16 Investor Relations Agreement with Crosscheck Capital, LLC, dated November 24, 2004 (9)
10.17   Marketing Agreement with West Coast Fairways, dated December 2, 2004 (9)
10.18   Dealer Agreement with Ag Pro Tech, Inc., dated January 10, 2005 (9)
10.19 Exclusive Worldwide Marketing Agreement with Dick Hansen and Richard Roos, dated February 18, 2005 (9)
10.20   Dealer Agreement with Midwest Industrial Supply, dated March 2, 2005 (9)
10.21   Dealer Agreement with Jerry Schuelke, dated March 26, 2005 (9)
10.22   Dealer Agreement with Reinke Pasco, Inc, dated May 6, 2005 (10)
10.23 Financial Public Relations Consulting Agreement with Reynolds World Investment Enterprises, LLC, dated May 23, 2005 (11)
10.24   Dealer Agreement with The Kern Company dated June 28, 2005 (11)
10.25   Representation Agreement with Pure Chemicals, dated July 13, 2005
10.26 Consulting Agreement with Telperion Business Consultants, LLC, dated September 6, 2005 (12)
10.27 Strategic Alliance Agreement with UTEK Corporation, dated September 28, 2005 (12)
10.28 Advertising and Marketing Agreement with Hortus, Ltd., dated October 3, 2005 (12)
10.29 Promissory Note (the "Note") with Gary D. Willis and Cynthia A. Willis, dated December 15, 2005
10.30 Professional Services Agreement with Grosvenor with Financial Partners, LLC, dated March 6, 2006
10.31 Brokerage Services Agreement with Alchemy Alternatives, Inc., dated March 8, 2006
10.32 Agreement and Plan of Acquisition with UTEK Corporation and Advanced Fertilizer Technologies, Inc., dated March 14, 2006
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
32      Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes Oxley Act of 2002

----------
9 Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 31, 2005.
10 Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2005, filed on May 20, 2005.
11 Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2005, filed on August 15, 2005.
12 Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

EPSTEIN WEBER & CONOVER, PLC, CERTIFIED PUBLIC ACCOUNTANTS ("EPSTEIN")

Epstein was our independent auditor and examined our financial statements for the fiscal years ending December 31, 2005 and December 31, 2004. Epstein performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2005 and December 31, 2004.

AUDIT FEES

Epstein was paid aggregate fees of approximately $5,200 for the fiscal year ended December 31, 2005 and approximately $39,240 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

AUDIT RELATED FEES

Epstein was not paid additional fees for either of the fiscal years ended December 31, 2005 or December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Epstein was paid fees in the amount of $0 for the fiscal year ended December 31, 2005 and fees of $2,565 for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

ALL OTHER FEES

Epstein was not paid any other fees for professional services during the fiscal years ended December 31, 2005 and December 31, 2004.

AUDIT COMMITTEE

We do not have an audit committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                            AMERICAN SOIL TECHNOLOGIES, INC.


DATED: March 31, 2006       By: /s/ Carl P. Ranno
                               -------------------------------------------------
                               Carl P. Ranno
                               Director, Chief Executive Officer, President, and Chief Financial Officer
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)



DATED: March 31, 2006       By: /s/ Neil C. Kitchen
                               -------------------------------------------------
                               Neil C. Kitchen
                               Director, Vice President

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of American Soil Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of American Soil Technologies, Inc. and subsidiaries as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Soil Technologies, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2005 and there was negative cash flows from operations of $1,320,819 for the year ended December 31, 2005. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Epstein, Weber & Conover, PLC
----------------------------------------
Scottsdale, Arizona
March 28, 2006

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
--------------------------------------------------------------------------------

ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                                                   $    272,648
   Accounts receivable, net of allowance of doubtful accounts of $32,356            133,153
   Employee advances                                                                    764
   Inventory                                                                        212,960
   Prepaid expenses and other current assets                                         94,352
                                                                               ------------
      Total current assets                                                          713,877
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $226,887                 385,654
INTELLECTUAL PROPERTY, net of accumulated amortization of $281,060                  398,157
RELATED PARTY NOTES RECEIVABLE                                                       62,215

                                                                               ------------
      TOTAL ASSETS                                                             $  1,559,903
                                                                               ============
LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                            $    335,797
   Accrued liabilities                                                               42,400
   Notes payable - current portion                                                  265,182
   Capital lease obligation - current portion                                         8,085
   Debentures payable to related parties - current portion                           15,970
                                                                               ------------
      Total current liabilities                                                     667,434
NOTES PAYABLE - long-term portion                                                    73,019
CAPITAL LEASE OBLIGATION - long-term portion                                         13,054
NOTES PAYABLE TO RELATED PARTIES                                                    427,500
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                           961,609
                                                                               ------------
      Total liabilities                                                           2,142,616
                                                                               ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 stated value, 10,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                           1,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     25,436,174 shares issued and outstanding                                        25,436
   Paid in capital                                                               12,000,411
   Accumulated deficit                                                          (13,990,409)
                                                                               ------------
      Total stockholders' deficit                                                  (582,713)
                                                                               ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $  1,559,903
                                                                               ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                      Year Ended             Year Ended
                                                      December 31,           December 31,
                                                         2005                   2004
                                                     ------------           ------------
NET REVENUES                                         $    643,688           $    597,588
                                                     ------------           ------------

COST OF GOODS SOLD                                        405,426                376,776
                                                     ------------           ------------
GROSS INCOME                                              238,262                220,812
                                                     ------------           ------------
OPERATING EXPENSES
  General and administrative                            1,546,058              1,014,487
  Sales and marketing                                     318,882                392,117
  Research and development                                149,023                154,599
  Depreciation                                            103,524                105,187
  Amortization                                             46,844                 46,846

                                                     ------------           ------------
      Total operating expenses                          2,164,331              1,713,236
                                                     ------------           ------------

OPERATING LOSS                                         (1,926,069)            (1,492,424)
                                                     ------------           ------------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs                      150,865                165,114
  Other expense                                             1,188                     --
  Interest income                                          (2,700)                (2,700)
                                                     ------------           ------------
      Total other (income)/expense                        149,353                162,414
                                                     ------------           ------------

LOSS BEFORE INCOME TAXES                               (2,075,422)            (1,654,838)
                                                     ------------           ------------

INCOME TAX  PROVISION                                          --                     --
                                                     ------------           ------------

NET LOSS                                             $ (2,075,422)          $ (1,654,838)
                                                     ============           ============
NET LOSS PER SHARE:
  Basic:                                             $      (0.10)          $      (0.16)
                                                     ============           ============
  Diluted:                                           $      (0.10)          $      (0.16)
                                                     ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                21,837,059             10,218,158
                                                     ============           ============
  Diluted                                              21,837,059             10,218,158
                                                     ============           ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                          Common Stock               Preferred A            Paid-in     Accumulated
                                      Shares         Amount      Shares        Amount       Capital       Deficit          Total
                                      ------         ------      ------        ------       -------       -------          -----
BALANCE DECEMBER 31, 2003            9,096,585     $  9,097    4,763,699    $ 2,381,849   $ 7,069,252   $(10,260,149)  $  (799,951)

Common stock issued for services        50,000           50                                    22,450                       22,500

Common stock issued for cash         5,065,144        5,065                                   695,619                      700,684

Net loss                                                                                                  (1,654,838)   (1,654,838)
                                   -----------     --------   ----------    -----------   -----------   ------------   -----------
BALANCE DECEMBER 31, 2004           14,211,729       14,212    4,763,699      2,381,849     7,787,321    (11,914,987)   (1,731,605)
                                   -----------     --------   ----------    -----------   -----------   ------------   -----------

Common stock issued for services       682,857          683                                   253,817                      254,500

Common stock issued to employees
 officers and directors                498,240          498                                   223,710                      224,208

Common stock issued for cash         2,996,350        2,996                                   651,811                      654,807

Options exercised                       60,000           60                                    29,940                       30,000

Conversion of preferred stock
 to common stock                     2,000,000        2,000   (2,000,000)    (1,000,000)      998,000                           --

Conversion of debt and accrued
 interest to common stock            4,986,998        4,987                                 1,989,812                    1,994,799

Value of warrants issued with debt                                                             66,000                       66,000

Net loss                                                                                                  (2,075,422)   (2,075,422)
                                   -----------     --------   ----------    -----------   -----------   ------------   -----------

BALANCE DECEMBER 31, 2005           25,436,174     $ 25,436    2,763,699    $ 1,381,849   $12,000,411   $(13,990,409)  $  (582,713)
                                   ===========     ========   ==========    ===========   ===========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                               Year Ended            Year Ended
                                                           December 31, 2005     December 31, 2004
                                                           -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(2,075,422)          $(1,654,838)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
     Provision for doubtful accounts                              (5,306)               33,555
     Depreciation and amortization                               150,367               152,034
     Amortization of debt discount                                11,000                    --
     Common stock issued for services                            254,500                22,500
     Common stock issued to employees and directors              224,208                    --
  Changes in assets and liabilities:
     Accounts receivable                                         (72,456)              (60,638)
     Receivables from officers and employees                       1,541                 2,195
     Prepaid and other current assets                            (48,876)              (28,521)
     Deposits and other assets                                     9,924                 4,107
     Inventory                                                   114,621              (147,118)
     Accounts payable                                             78,901                65,491
     Accrued liabilities                                          36,179                (2,712)
                                                             -----------           -----------
        Net cash used by operating activities                 (1,320,819)           (1,613,945)
                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (75,000)               (2,283)
                                                             -----------           -----------
        Net cash used for investing activities                   (75,000)               (2,283)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                      480,500                    --
  Proceeds from issuance of debt                                 300,000             1,004,673
  Proceeds from convertible debentures                           200,000                    --
  Principal repayments on convertible debentures                 (14,455)              (13,022)
  Principal repayments on capital lease obligation               (16,868)              (12,003)
  Repayments on notes payable                                    (17,984)              (43,357)
  Proceeds from exercise of stock options                         30,000                    --
  Proceeds from stock issuances                                  654,807               700,684

                                                             -----------           -----------
        Net cash provided by financing activities              1,616,000             1,636,975
                                                             -----------           -----------

INCREASE IN CASH AND CASH EQUIVALENTS                            220,181                20,747

CASH AND CASH EQUIVALENTS, beginning of period                    52,467                31,720
                                                             -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                     $   272,648           $    52,467
                                                             ===========           ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004


                                                      Year Ended             Year Ended
                                                   December 31, 2005      December 31, 2004
                                                   -----------------      -----------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                       $   76,340             $  119,810
                                                      ==========             ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease              $        0             $   32,000
                                                      ==========             ==========
  Conversion of Preferred Stock to Common Stock
                                                      $1,000,000             $        0
                                                      ==========             ==========
  Conversion of debt and interest to common
   stock                                              $1,994,799             $        0
                                                      ==========             ==========

  Value of warrants issued with debt                  $   66,000             $        0
                                                      ==========             ==========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004


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

    The Company is primarily engaged in the marketing of polymer soil amendments to the agricultural turf and horticulture industries in North America. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company also has an exclusive license to the use of patented polymer application techniques as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

    GOING CONCERN AND MANAGEMENT'S PLANS

    The Company has sustained significant losses and has an accumulated deficit of $13,990,000. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

    The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS: This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At December 31, 2005 cash deposits exceeded government insured limits by $170,000.

    ACCOUNTS AND NOTES RECEIVABLE: The Company utilizes the allowance method to provide a reserve for uncollectible accounts. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company records a reserve account for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

    INVENTORIES consist primarily of purchased polymer soil amendments. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

    PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $103,524 and $105,187 for the year ended December 31, 2005 and 2004, respectively.

    INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment.

    ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $262,367 and $304,540 for the year ended December 31, 2005 and 2004, respectively.

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

    FINANCIAL INSTRUMENTS: Financial instruments consist primarily of accounts receivable, related party notes receivable, and obligations under accounts payable, convertible debentures and notes payable. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The carrying values of notes payable to unrelated entities approximate fair value because they contain market value interest rates and have specified repayment terms. The fair value of the related party note receivable, debentures and notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated.

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

    There were no stock options granted. Sixty thousand (60,000) options were exercised during the year ended December 31, 2005. All granted options were fully vested as of June 30, 2003. During the year ended December 31, 2005, the Company issued 300,000 warrants to an unrelated entity as an additional incentive for debt.

    The following summarizes information at December 31, 2005:

                    Options Outstanding                           Options Exercisable
    --------------------------------------------------    --------------------------------------
                                           Weighted
                         Number            Average        Weighted        Number        Weighted
                     outstanding at       Remaining        Average    Exercisable at    Average
        Range of       December 31,      Contractual      Exercise     December 31,     Exercise
    Exercise Prices       2005         Life (in years)     Price           2005          Price
    ---------------       ----         ---------------     -----           ----          -----
        $ 0.50          680,000              7.0           $ 0.50         680,000        $ 0.50
        $ 0.50          680,000              7.0           $ 0.50         680,000        $ 0.50

                      Warrants Outstanding                        Warrants Exercisable
    --------------------------------------------------    --------------------------------------
                                           Weighted
                         Number            Average        Weighted        Number        Weighted
                     outstanding at       Remaining        Average    Exercisable at    Average
        Range of       December 31,      Contractual      Exercise     December 31,     Exercise
    Exercise Prices       2005         Life (in years)     Price           2005          Price
    ---------------       ----         ---------------     -----           ----          -----
        $ 0.23          300,000              2.0           $ 0.23         300,000        $ 0.23

    No stock-based employee compensation cost is reflected in the December 31, 2005 or December 31, 2004 income statements, as all options granted under these plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of the grant. The following table illustrates the effect in net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                             Year Ended           Year Ended
                                         December 31, 2005     December 30, 2004
                                         -----------------     -----------------
    Net Loss                                $(2,075,422)          $(1,654,838)

    Deduct: Stock-based employee
    compensation expense determined
    under the fair value based method,
    net of tax                                        0                     0
                                            -----------           -----------

    Pro forma net loss                      $(2,075,422)          $(1,654,838)
                                            ===========           ===========

    Net loss per share as reported          $     (0.10)          $     (0.16)
                                            ===========           ===========

    Net loss per share pro forma            $     (0.10)          $     (0.16)
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

    The per share weighted average fair values of warrants granted during the year ended December 31, 2005 was $0.23 on the date of the grant using the Black-Scholes option pricing model with the following assumptions: 1) Dividend Yield of 0%, 2) Volatility Factor of 204%, 3) Risk-Free Interest Rate of 3.38% and 4) Average Expected Life of 2 years.

    IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 requires that the Company report discontinued operations separately from continuing operations and long-lived assets to be disposed of at their fair value net of the cost of disposal.

    RECLASSIFICATIONS: Certain reclassifications have been made to the December 31, 2004 financial statements in order to conform to the December 30, 2005 presentation.

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

3. INVENTORY

    Inventory is entirely comprised of finished goods at December 31, 2005.

4. INTELLECTUAL PROPERTY

    On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $46,844 and $46,846 for the year ended December 31, 2005 and 2004, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

                        Year                      Amount
                        ----                      ------
                         2006                    $ 46,844
                         2007                      46,844
                         2008                      46,844
                         2009                      46,844
                         2010                      46,844
                      Thereafter                  163,937
                                                 --------
                        Total                    $398,157
                                                 ========

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 2005:

    Machinery                                    $ 549,995
    Vehicle                                         44,615
    Office furnishings, fixtures and equipment      17,931
                                                 ---------
      Total                                        612,541
      Less accumulated depreciation               (226,887)
                                                 ---------

             Property and equipment, net         $ 385,654
                                                 =========

    Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

6. NOTE RECEIVABLE

    The $60,000 note receivable is due from an individual who was formerly contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. During the year ended December 31, 2005, the Company recognized $2,700 in interest income and $2,709 in royalty expense, respectively, related to this agreement.

7. NOTES PAYABLE

    Notes payable at December 30, 2005 are comprised of the following:

    Convertible debenture to related party, original balance of
    $250,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
    February 1, 2007.                                                $  250,000

    Convertible debenture to related party, original balance of
    $250,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
    March 27, 2007.                                                     250,000

    Convertible debenture to related party, original balance of
    $25,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
    February 1, 2007.                                                    25,000

    Convertible debenture to related party, original balance of
    $25,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
    February 1, 2007.                                                    25,000

    Convertible debenture to related party, original balance of
    $25,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
    August 15, 2007.                                                     20,000

    Convertible debenture to related party, original balance of
    $250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal is convertible at a rate of $3.00 for one share of common
    stock. Note is unsecured.                                           207,578

    Convertible debenture to related party, original balance of
    $200,000, interest at 8% per annum, interest payable
    quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
    February 1, 2007.                                                   200,000

    Note payable to related party, original balance of $427,500, interest at prime rate and payable monthly. Note is
    unsecured. Principal is due December 30, 2007.                      427,500

    Note payable to lending institution, original balance of
    $48,542, and interest at 2.9% per annum. Requires monthly
    principal and interest payments of $736 through 2009.
    Collateralized by vehicle.                                           33,326

    Note payable to finance company, original balance of $75,000, and interest at 17.7% per annum. Requires monthly principal and interest payments of $1,814 through 2009. Collateralized
    by polymer injection machine.                                        59,876

    Note payable to unrelated party, original balance of $300,000 and interest at 12%, $100,000 due January 31, 2006 and
    $200,000 due March 15, 2006. Note is unsecured.                     300,000
                                                                     ----------
        Total                                                         1,798,280

        Less: debt discount                                             (55,000)
                                                                     ----------
        Total                                                         1,743,280

        Less: current portion                                          (281,152)
                                                                     ----------

        Total long-term portion                                      $1,462,128
                                                                     ==========

    Future maturities of principal at December 30 are as follows:

         2006                                                        $  281,152
         2007                                                         1,237,909
         2008                                                            45,302
         2009                                                            45,967
         2010                                                            23,783
         Thereafter                                                     109,167
                                                                     ----------

                  Total                                              $1,743,280
                                                                     ==========

    The note payable of $427,500 is held by an entity that holds approximately 27% of the Company's common stock. Notes are payable in two years providing payment is not detrimental to the company.

    During the year ended December 31, 2005, related party notes payable of $1,600,000, $125,673 and $152,000 and their related accrued interest were converted into common stock at $0.40 per share for a total of 4,986,998 shares of common stock. In addition, three convertible debentures totaling $700,000 are held by entities that hold approximately 43% of the Company's common stock.

    During the year ended December 31, 2005, the Company entered into a $300,000 note agreement that included 300,000 warrants as an additional incentive. The imputed value of the warrants was calculated to be $66,000 using the

    Black-Scholes valuation model. The note was discounted by this amount and at December 31, 2005, $11,000 in expense was recognized on the discount. The effective interest rate of this instrument was determined to be 125%.

8. PROVISION FOR INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Income taxes for the years ended December 31, are summarized as follows:

                                            December 31,         December 31,
                                               2005                 2004
                                             ---------            ---------

    Current Benefit                          $(738,811)           $(648,245)
    Deferred Provision                         738,811              648,245
                                             ---------            ---------

    Net income tax provision                 $       0            $       0
                                             =========            =========

    A reconciliation of the differences between the effective and statutory income tax rates ended December 31, 2005 and December 31, 2004, is as follows:

                                      December 31, 2005      December 31, 2004
                                      -----------------      -----------------
    Federal                          $(705,650)     (34)%    $(561,892)    (34)%
    State                             (124,527)      (6)%      (99,157)     (6)%
    Additional valuation allowance     827,698       40%       517,537      31%
    Other                                2,478       -- %      145,512        9%
                                     ---------     -----     ---------    -----
    Effective rate                   $       0        0%     $       0       0%
                                     =========     =====     =========    =====

    At December 31, 2005, deferred income tax assets totaling $5,024,000 was comprised of $4,914,000 related to the tax effect of the federal and state net operating losses, $89,600 related to stock based compensation and $20,000 related to differences in the book and tax bases of accounts receivable and intangible assets. The valuation allowance was increased by a total of $828,000 during the period ended December 31, 2005. At December 31, 2005, the Company had federal net operating loss carryforwards of $13,702,000 that expire from 2008 through 2025 and state net operating carryforwards of $3.370,000 expiring from 2006 through 2009.

9. STOCKHOLDERS' DEFICIT

    COMMON STOCK

    The Company has 100,000,000 shares authorized. At December 31, 2005, the Company had 25,436,174 shares of $0.001 par value common stock outstanding.

    SERIES A CONVERTIBLE PREFERRED STOCK

    The Company has 10,000,000 shares of Series A Convertible Preferred Stock authorized. At December 31, 2005, the Company had 2,763,699 shares of $0.50 stated value Series A preferred stock issued and outstanding. On March 31, 2003, the Company issued 4,763,699 shares of Series A convertible preferred stock for the conversion of debt in the principal amount of $2,381,849. The holders of the preferred stock have the option to convert to common stock at a rate of one share of common stock for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred stock have no voting rights. During the three months ended June 30, 2005, 2,000,000 shares of preferred stock were converted to common stock.

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

10. NET LOSS PER SHARE

    Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the years ended December 31, 2005 or December 31, 2004. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                        Year Ended              Year Ended
                                     December 31, 2005       December 31, 2004
                                     -----------------       -----------------
    Convertible preferred stock          2,763,699              4,763,699
    Common stock options                   680,000              1,250,000
    Warrants                               300,000                      0
    Convertible debt                     1,609,193              1,214,011
                                         ---------              ---------
                                         5,352,892              7,227,710
                                         =========              =========

    The following presents the computation of basic and diluted loss per share from continuing operations:

                                            Year Ended                      Year Ended
                                         December 31, 2005               December 31, 2004
                                      -----------------------         ------------------------
    Net Loss                          $(2,075,422)                    $(1,654,838)

    Preferred stock dividends                  --                              --
                                      -----------                     -----------
    Loss available to common
     Stockholders                     $(2,075,422)                    $(1,654,838)
                                      ===========                     ===========
    BASIC EARNINGS PER SHARE:

    Loss available to common
     stockholders                     $(2,075,422)    $  (0.10)       $(1,654,838)    $  (0.16)
                                      ===========     ========        ===========     ========

    Effect of dilutive securities             N/A          N/A                N/A           N/A

    DILUTED EARNINGS PER SHARE        $(2,075,422)    $  (0.10)       $(1,654,838)    $  (0.16)
                                      ===========     ========        ===========     ========

11. RELATED PARTY TRANSACTIONS

    During the years ended December 31, 2005 and December 31, 2004, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

    DIRECTORS & OFFICERS

    Diana Visco, Company Secretary, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2007. Interest incurred on this debenture was $1,600 and $1,600 during the years ended December 31, 2005 and 2004, respectively.

    The holders of the two (2) $25,000 convertible debentures and the $207,579 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the year ended December 31, 2005 and 2004 were $25,545 and $26,978 respectively.

    AFFILIATED ENTITIES

    Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two (2) $250,000 and one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2007 and $427,500 in notes payable. During the three months ended June 30, 2005, notes payable and the related accrued interest due to this entity totaling $1,837,732 were converted at a rate of $0.40 per share for a total of 4,594,330 shares of common stock. Interest incurred on these debentures and notes during the year ended December 31, 2005 and 2004 was $100,138 and $118,917 respectively.

    Louis Visco is also an owner of the Benz Disposal Company. During the three months ended June 30, 2005, a note payable and its related interest due to this entity totaling $157,067 was converted at a rate of $0.40 per share into 392, 668 shares of common stock.

    The Company also entered into a five year operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. The lease terms require monthly payments of $554 per month December 31, 2008. Rents charged by this entity for the year ended December 31, 2005 and 2004 was $6,649 and $4,986, respectively.

    Ronald Salestrom, a former contract employee, is the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. For the year ending December 31, 2005, total royalties earned were $2,709. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the year ending December 31, 2005, the Company recognized interest income on this note of $2,700. Accrued interest receivable at December 30, 2005 is $2,215.

12. CONCENTRATIONS

    The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 the Company exceeded those limits by $170,000.

    During the year ended December 31, 2005 sales to four customers aggregated to approximately 63% of total sales for the period. Approximately 76% of the accounts receivable balance at December 30, 2005 was comprised of balances due from three customers.

    The Company has an agreement with a supplier that grants the Company exclusive rights to sell and distribute the supplier's products in the western United States. This supplier's products represent approximately 77% and 76% of product in inventory at December 31, 2005 and 2004, respectively, and represents 75% and 82% of the products sold in the year ending December 31, 2005 and 2004, respectively.

13. COMMITMENTS

    During the year ended December 31, 2004, the Company arranged to have polymer injection machines built by a third party. In the year ended December 31, 2005, one machine was delivered to the Company and is recorded in fixed assets at its cost, $75,000. The Company has approved the construction of a second machine. The cost estimated to complete the machine is $75,000, of which no costs were incurred as of December 31, 2005.

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

    OPERATING LEASES

    The Company leases real property located in Pacoima California from an entity owned by a Director and majority shareholder under a long-term operating lease (see Note 10). The lease began April 2004 and expires December 2008. The Company also leases warehouse space under a month to month operating lease. Rent expense under these leases for the years ended December 31, 2005 and December 31, 2004 was $14,299 and $14,886,
    respectively. Future minimum lease payments under operating leases are as follows:

           Years ended December 31:
                   2006                                         $  6,756
                   2007                                            6,648
                   2008                                            6,648
                   Thereafter                                          0
                                                                --------
                                                                $ 20,052
                                                                ========

    CAPITAL LEASES

    The Company leases certain equipment under capital leases that expire through 2008. Minimum required lease payments under the lease agreements for the years ending December 31 are as follows:

       Year ending December 31,
          2006                                                  $ 10,968
          2007                                                    10,968
          2008                                                     3,660
          Thereafter                                                   0
                                                                --------
                Total                                             25,596
       Less: Amount representing interest                         (4,457)
                                                                --------
                Total payments, net of interest                   21,139
       Less: Current portion                                      (8,085)
                                                                --------
                Total long term minimum lease payments          $ 13,054
                                                                ========

    Equipment under capital leases is included in machinery and equipment as follows:

                                                               December 31,
                                                                  2005
                                                                --------
       Machinery and equipment                                  $ 32,000
       Less: Accumulated depreciation                             (8,001)
                                                                --------
                                                                $ 23,999
                                                                ========

13. SUBSEQUENT EVENTS

    On March 6, 2006, the Company entered into a Professional Services Agreement with Grosvenor Financial Partners, LLC, a Delaware corporation, located in New Jersey The Agreement provides that Grosvenor will provide advisory and consulting services in connection with qualifying suitable strategic partners and other business opportunities. The Agreement has a term of three years from the date an introduction is made. The Company will pay Grosvenor $2,500 per month for five months and $5,000 per month for twelve months if the Company enters into a strategic partnership agreement with a client introduced by Grosvenor.

    On March 8, 2006, the Company entered into a Brokerage Services Agreement with Alchemy Alternatives, Inc., a registered broker/dealer with the Securities and Exchange Commission and member of the National Association of Securities Dealers, Inc., located in California.

    The Brokerage Agreement provides that Alchemy will provide brokerage and advisory services in connection with obtaining financing for the Company in an amount up to $10,000,000. The Agreement has a term of three years from the date an introduction is made. The Company will pay Alchmey a cash fee of 10% and common stock in the amount of 10% of the amount of financing received from an introduction by Alchemy.

    There is no material relationship between the Company or its affiliates and any of the parties, other than with respect to the Agreement and the Brokerage Agreement.

    On March 14, 2006, the Company entered into an Agreement and Plan of Acquisition with UTEK Corporation, a Delaware corporation, located in Florida and Advanced Fertilizer Technologies, Inc., a Florida corporation, located in Florida ("AFTI").

    The Agreement provides that UTEK, as 100% owner of AFTI, shall exchange all of their shares of common stock of AFTI for newly issued shares of Series B Preferred Stock of the Company. AFTI will then become a wholly-owned subsidiary of the Company. AFTI is the owner of a patented method for producing suspension fertilizer. The Company also acquired the rights to develop and market this patented and proprietary technology as part of this transaction.

    There is no material relationship between the Company or its affiliates and any of the parties, other than with respect to the Agreement.

    On January 17, 2006, 1,204,000 shares of common stock were issued to FLD corporation to retire $250,000 in debt and $51,000 in accrued interest.