Form 10QSB
period 2006-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2006-05-17
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2006 the number of shares of Common Stock issued and outstanding was 27,040,174

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)                                2

          Balance Sheet -March 31, 2006                                      2

          Statements of Operations -
          For the three months ended March 31, 2006 and 2005                 3

          Statements of Cash Flow -
          For the three months ended March 31, 2006 and 2005                 4

          Notes to Financial Statements                                      6

     Item 2. Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                      18

     Item 3. Internal Controls                                              21

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              22

     Item 2. Changes in Securities                                          22

     Item 3. Defaults Upon Senior Securities                                22

     Item 4. Submission of Matters to a Vote of Security Holders            22

     Item 5. Other Information                                              22

     Item 6. Exhibits and Reports on Form 8-K                               23

SIGNATURES                                                                  24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
MARCH 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                                                      $    260,035
   Accounts receivable, net of allowance of doubtful accounts of $32,356               129,164
   Employee advances                                                                       660
   Inventory                                                                           325,602
   Prepaid expenses and other current assets                                            57,469
                                                                                  ------------
      Total current assets                                                             772,930

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $238,486                    350,913
INTELLECTUAL PROPERTY, net of accumulated amortization of $292,771                   2,374,396
RELATED PARTY NOTES RECEIVABLE                                                          62,866
                                                                                  ------------
    TOTAL ASSETS                                                                  $  3,561,105
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                               $    438,112
   Accrued liabilities                                                                  11,674
   Notes payable - current portion                                                      21,345
   Capital lease obligation - current portion                                           17,754
   Debentures payable to related parties - current portion                              66,366
                                                                                  ------------
      Total current liabilities                                                        555,251

NOTES PAYABLE - long-term portion                                                       67,030
CAPITAL LEASE OBLIGATION - long-term portion                                            71,542
NOTES PAYABLE TO RELATED PARTIES                                                       627,500
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                              907,300
                                                                                  ------------
      Total liabilities                                                              2,228,623
                                                                                  ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 stated value, 10,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                              1,381,849
   Series B preferred stock, 4,500,000 shares authorized, issued
    and outstanding                                                                  2,250,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     26,790,174 shares issued and outstanding                                           26,790
   Paid in capital                                                                  12,337,520
   Accumulated deficit                                                             (14,663,677)
                                                                                  ------------
      Total stockholders' deficit                                                    1,332,482
                                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  3,561,105
                                                                                  ============

                 The accompanying notes are an integral part of
                      these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                     Three Months           Three Months
                                                        Ended                  Ended
                                                       March 31,              March 31,
                                                         2006                   2005
                                                     ------------           ------------
NET REVENUES                                         $    124,426           $    252,297
                                                     ------------           ------------

COST OF GOODS SOLD                                         82,817                154,573
                                                     ------------           ------------
GROSS INCOME                                               41,609                 97,724
                                                     ------------           ------------
OPERATING EXPENSES
  General and administrative                              370,333                601,882
  Sales and marketing                                     186,791                140,113
  Research and development                                 11,297                  1,596
  Depreciation                                             29,631                 25,881
  Amortization                                             11,711                 11,756
                                                     ------------           ------------
      Total operating expenses                            609,763                781,228
                                                     ------------           ------------

OPERATING LOSS                                           (568,154)              (683,504)
                                                     ------------           ------------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs                       93,821                 62,330
  Other expense                                            11,968                     --
  Interest income                                            (675)                  (640)
                                                     ------------           ------------
      Total other (income)/expense                        105,114                 61,690
                                                     ------------           ------------

LOSS BEFORE INCOME TAXES                                 (673,268)              (745,194)
                                                     ------------           ------------

INCOME TAX  PROVISION                                          --                     --
                                                     ------------           ------------

NET LOSS                                             $   (673,268)          $   (745,194)
                                                     ============           ============
NET LOSS PER SHARE:
  Basic:                                             $      (0.03)          $      (0.05)
                                                     ============           ============
  Diluted:                                           $      (0.03)          $      (0.05)
                                                     ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                26,506,805             14,774,251
                                                     ============           ============
  Diluted                                              26,506,805             14,774,251
                                                     ============           ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE  MONTHS
ENDED MARCH  31, 2006 AND MARCH  31, 2005  (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months        Three Months
                                                               Ended               Ended
                                                           March 31, 2006      March 31, 2005
                                                           --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(673,268)          $(745,194)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                               41,342              37,591
    Provision for bad debt                                          --              20,694
    Loss on disposal of fixed assets                            11,968
    Amortization of debt discount                               55,000
    Stock issued for services                                    3,713              67,500
  Changes in assets and liabilities:
    Accounts receivable                                          3,989            (127,155)
    Receivables from officers and employees                        104                 553
    Prepaid and other current assets                            36,232              25,851
    Inventory                                                 (112,642)            (38,352)
    Accounts payable                                           153,315              66,138
    Accrued liabilities                                        (30,726)            230,457
                                                             ---------           ---------
          Net cash used by operating activities               (510,973)           (461,917)
                                                             ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of intellectual property                           (4,200)
   Purchases of property and equipment                          (6,858)                 --
                                                             ---------           ---------
          Net cash used for investing activities               (11,058)                 --
                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                    450,000              35,000
  Proceeds from convertible debentures                              --             200,000
  Proceeds from sales/leaseback transaction                     75,000                  --
  Principal repayments on convertible debentures                (3,913)             (3,554)
  Principal repayments on capital lease obligation              (6,843)             (4,054)
  Repayments on notes payable                                 (304,826)             (4,309)
  Proceeds from sale of preferred stock                        300,000                  --
  Proceeds from stock issuances                                     --             215,067
                                                             ---------           ---------
          Net cash provided by financing activities            509,418             438,150
                                                             ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                          (12,613)            (23,767)

CASH AND CASH EQUIVALENTS, beginning of period                 272,648              52,467
                                                             ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                     $ 260,035           $  28,700
                                                             =========           =========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Three Months Ended      Three Months Ended
                                                     March 31, 2006          March 31, 2005
                                                     --------------          --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                        $   27,526              $   33,267
                                                       ==========              ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Common stock issued in exchange for
   intellectual property                               $   33,750              $        0
                                                       ==========              ==========
  Series B preferred stock issued in exchange
   for patent                                          $1,950,000              $        0
                                                       ==========              ==========
  Conversion of debt and accrued interest to
   common stock                                        $  301,000              $        0
                                                       ==========              ==========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND MARCH  31, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2005

    American Soil Technologies, Inc. (the "Company"), formally Soil Wash Technologies, Inc., was incorporated in California on September 22, 1993. On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc., a publicly traded Nevada corporation incorporated on January 9, 1997 ("New Directions"), wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999.

    The Company is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company recently acquired the patent to a slow release fertilizer to be used primarily in the turf segment of its business The Company also has exclusive license rights to the use of patented polymer application techniques as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

    GOING CONCERN AND MANAGEMENT'S PLANS

    The Company has sustained significant losses and has an accumulated deficit of $14,663,677. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

    PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $29,631 and $25,881 for the three month periods ended March 31, 2006 and 2005, respectively.

    INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years.

    On March 15, 2006, the Company acquired patents through the acquisition of Advanced Fertilizer Technologies, Inc., a non-operating entity, for 4,500,000 shares of preferred series B stock valued at $2,250,000. The acquired company owned the patent on a slow release fertilizer used primarily in the turf segment of its business. The Company will collect revenues from two existing licenses and will sell products developed under the patents directly to its customers including to qualified distributors. The patent has approximately 8 years left to expiration. The valued assigned to the patents of the acquired company was $1,950,000.

    The carrying value of these assets is periodically evaluated for impairment.

    ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $186,788 and $140,113 for the three month period ended March 31, 2006 and 2005, respectively.

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

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS no. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS 123R. As of January 1, 2006 the cumulative effect of adopting the estimated forfeiture method was not material.

    Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and elected the disclosure option of SFAS no. 123 as amended by SFAS no. 148, "Accounting for Stock-Based Compensation - Compensation and Disclosure." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

                                                        Three Months Ended
                                                          March 31, 2005
                                                          --------------
          Net Loss                                          $(745,194)

          Deduct: Stock-based employee
          compensation expense determined
          under the fair value based method,
          net of tax                                                0
                                                            ---------

          Pro forma net loss                                $(745,194)
                                                            =========

          Net loss per share as reported                    $    (0.5)
                                                            =========

          Net loss per share pro forma                      $    (0.5)
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

    There were no stock options granted in the three months ended March 31, 2006 and 2005. No options expired or were exercised during the three month period ended March 31, 2006. All options outstanding at January 1, 2006 were fully vested. Therefore, no compensation expense was recognized in the period ended March 31, 2006 as a result of the implementation of SFAS No. 123R.

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

    The following summarizes information at March 31, 2006:

                      Options Outstanding                               Options Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average      Weighted        Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of         March 31,       Contractual Life     Exercise       March 31,      Exercise
     Exercise Prices       2006            (in years)          Price           2006           Price
     ---------------       ----            ----------          -----           ----           -----
         $0.50           680,000              6.75             $0.50         680,000          $0.50

                      Warrants Outstanding                               Warrants Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average      Weighted        Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of         March 31,       Contractual Life     Exercise       March 31,      Exercise
     Exercise Prices       2006            (in years)          Price           2006           Price
     ---------------       ----            ----------          -----           ----           -----
         $0.23           300,000              1.75             $0.23         300,000          $0.23
         $0.23            21,000              1.00             $0.23          21,000          $0.23

    IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 requires that the Company report discontinued operations separately from continuing operations and long-lived assets to be disposed of at their fair value net of the cost of disposal.

    RECLASSIFICATIONS: Certain reclassifications have been made to the March 31, 2005 financial statements in order to conform to the March 31, 2006 presentation.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "ACCOUNTING FOR STOCK-BASED COMPENSATION" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The effect of the implementation was insignificant.

3. INVENTORY

    Inventory is comprised entirely of finished goods at March 31, 2006.

4. INTELLECTUAL PROPERTY

    On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. Additionally, during the three months ended March 31, 2006, the Company purchased a total of $1,987,950 in intellectual property, primarily a patent. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The patent is being amortized over eight years, the remaining life of the patent. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $11,711 and $11,711 for the three month periods ended March 31, 2006 and 2005, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

                   Year                   Amount
                   ----                   ------
              Remaining nine
              months of 2006           $  221,503
                   2007                   295,336
                   2008                   295,336
                   2009                   295,336
                   2010                   295,336
                Thereafter                971,549
                                       ----------

                  Total                $2,374,396
                                       ==========

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at March 31, 2006:

         Machinery                                           $ 522,348
         Vehicle                                                44,615
         Office furnishings, fixtures and equipment             22,436
                                                             ---------
           Total                                               589,399
           Less accumulated depreciation                      (238,486)
                                                             ---------

                  Property and equipment, net                $ 350,913
                                                             =========

    Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

6. NOTE RECEIVABLE

    The $60,000 note receivable is due from an individual who was formerly contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. During the three months ended March 31, 2006 and 2005, the Company recognized $675 and $675 in interest income and $262 and $1,493 in royalty expense, respectively, related to this agreement.

7. NOTES PAYABLE

    Notes payable at March 31, 2006 are comprised of the following:

     Convertible debenture to related party, original balance
     of $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due February 1,
     2008.                                                           $  250,000

     Convertible debenture to related party, original balance
     of $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due March 27,
     2008.                                                              250,000

     Convertible debenture to related party, original balance
     of $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due February 1,
     2007.                                                               25,000

     Convertible debenture to related party, original balance
     of $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due February 1,
     2007.                                                               25,000

     Convertible debenture to related party, original balance
     of $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due August 15,
     2007.                                                               20,000

     Convertible debenture to related party, original balance
     of $250,000, interest at 10% per annum. Monthly
     principal and interest payments of $3,000 are due
     through 2014. Principal is convertible at a rate of
     $3.00 for one share of common stock.                               203,665

     Convertible debenture to related party, original balance
     of $200,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50
     for one share of common stock. Principal due February 1,
     2008.                                                              200,000

     Note payable to related party, original balance of
     $257,500, interest at 8% per annum and payable monthly.
     Principal is due March 17, 2008.                                   477,500

     Note payable to related party, original balance of
     $150,000, interest at prime rate payable monthly. Note
     is unsecured. Principal is due March 14, 2008                      150,000


     Note payable to lending institution, original balance of
     $48,542, and interest at 2.9% per annum. Requires
     monthly principal and interest payments of $736 through
     2009. Collateralized by vehicle.                                    31,354

     Note payable to finance company, original balance of
     $75,000, and interest at 17.7% per annum. Requires
     monthly principal and interest payments of $1,814
     through 2009. Collateralized by polymer injection
     machine.                                                            57,022
                                                                     ----------
           Total                                                      1,689,542

           Less current portion                                         (87,711)
                                                                     ----------
           Total long-term portion                                   $1,601,831
                                                                     ==========

    Future maturities of principal at March 31 are as follows:

         2007                                                        $   87,711
         2008                                                         1,391,874
         2009                                                            50,399
         2010                                                            36,457
         2011                                                            25,532
         Thereafter                                                      97,568
                                                                     ----------

                  Total                                              $1,689,542
                                                                     ==========

    The note payable of $477,500 and three convertible debentures are held by an entity that holds approximately 21% of the Company's common stock. Notes are payable in two years, providing payment is not detrimental to the company.

    During the three months ended March 31, 2006, $250,000 in related party notes payable and $51,000 in related accrued interest were converted into 1,204,000 shares of common stock.

    During the year ended December 31, 2005, the Company entered into a $300,000 note agreement that included 300,000 warrants as an additional incentive. The imputed value of the warrants was calculated to be $66,000 using the Black-Scholes valuation model. The note was discounted by this amount and at December 31, 2005, $11,000 in expense was recognized on the discount. The remaining $55,000 in expense was recognized in the three months ended March 31, 2006. The effective interest rate of this instrument was determined to be 125%.

8. NET LOSS PER SHARE

    Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the three month periods ended March 31, 2006 and 2005. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                                         Three months ended
                                                           March 31, 2006
                                                           --------------
         Convertible preferred stock                          7,263,699
         Common stock options                                   680,000
          Warrants                                              321,000
          Convertible debt                                    1,607,888
                                                              ---------
                                                              9,872,587
                                                              =========

    The following presents the computation of basic and diluted loss per share from continuing operations:

                                                Three Months Ended                    Three Months Ended
                                                  March 31, 2006                        March 31, 2005
                                                  --------------                        --------------
    Net  Loss                       $(673,268)                                 $(745,194)

    Preferred stock dividends              --                                         --
                                    ---------                                  ---------

     Loss available to common
     Stockholders                   $(673,268)                                 $(745,194)
                                    =========                                  =========
    BASIC EARNINGS PER SHARE:

    Loss available to common
    stockholders                    $(673,268)    26,506,805    $(0.03)        $(745,194)    14,774,251     $(0.05)
                                    =========                   ======         =========                    ======

    Effect of dilutive securities       N/A          N/A                          N/A            N/A

    DILUTED EARNINGS PER SHARE      $(673,268)    26,506,805    $(0.03)        $(745,194)    14,774,251     $(0.05)
                                    =========                   ======         =========                    ======

9. RELATED PARTY TRANSACTIONS

    During the three month periods ended March 31, 2006 and March 31, 2005, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

    DIRECTORS & OFFICERS

    Diana Visco, Company Secretary, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2007 as well as a $150,000 note payable. Interest incurred on this debenture and note was $1,574 and $394 during the three month period ended March 31, 2006 and 2004, respectively.

    The holders of the two (2) $25,000 convertible debentures and the $203,665 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the three month period ended March 31, 2006 and 2005 were $6,073 and $6,449 respectively.

    Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two (2) $250,000 and one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2007 and a $477,500 note payable. During the three months ended June 30, 2005, notes payable and the related accrued interest due to this entity totaling $1,837,732 were converted at a rate of $0.40 per share for a total of 4,594,330 shares of common stock. Interest incurred on these debentures and notes during the three month period ended March 31, 2006 and 2005 was $19,163 and $47,442.57 respectively.

    AFFILIATED ENTITIES

    The Company also entered into an operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. Rents charged by this entity for the three months ended March 31, 2006 and 2005 were $1,662 and $1,662, respectively.

    Ronald Salestrom, a former contract employee, is the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. As of March 31, 2006, total royalties earned were $4,386. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the three months ended March 31, 2006, the Company recognized interest income on this note of $675 and $675, respectively. Accrued interest receivable at March 31, 2006 is $2,866.

10. CONCENTRATIONS

    The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006, the Company exceeded those limits by $160,035.

    During the three month period ended March 31, 2006 sales to four customers aggregated to approximately 53.5% of total sales for the period. Approximately 68% of the accounts receivable balance at March 31, 2006 was comprised of balances due from two customers.

11. COMMITMENTS

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

    The Company") in September of 2005 entered into a Consulting Agreement (the "Agreement") with Telperion Business Consultants, LLC located in New York ("Telperion").

    The Agreement provides that Telperion will perform consulting services, including business introductions, strategic planning, and assisting the Company's management in developing and implementing the Company's investor relations/public relations plan. The Agreement has a term of 180 days at which time the Company and Telperion can extend the Agreement for another term. The Agreement may be cancelled by either party with 30 days written notice after the first 60 days of the Agreement. The Company will pay Telperion $1,000 upon signing the Agreement and $5,000 per month. The monthly payment will accrue until such time as a financing is completed by the Company. In addition, 100,000 shares of common stock of the Company stock will be issued by the Company to Telperion according to the following schedule: 50,000 shares upon signing the Agreement and 50,000 shares upon the closing of the Company's next financing. The contract has expired and the Company will remit the $30,000 .

    On February 7, 2006 the Company hired Donette Lamson as Vice President for Turf and Horticulture and Woodrow Thorpe as Director of Development. Both parties received three year contracts. The Company issued 75,000 shares of restricted common stock to both Lamson and Thorpe as consideration of them assigning their trade secrets, proprietary information, trade marks, and customer lists.

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

    CAPITAL LEASES

    The Company leases certain equipment under capital leases that expire through 2010. Minimum required lease payments under the lease agreements for the years ending December 31 are as follows:

         Year ending December 31,
            Nine moths remaining in 2006                          $  24,426
            2007                                                     32,570
            2008                                                     25,260
            2009                                                     21,600
            2010                                                     19,800
            Thereafter                                                    0
                                                                  ---------
                  Total                                             123,656
         Less: Amount representing interest                         (34,360)
                                                                  ---------
                  Total payments, net of interest                    89,296
         Less: Current portion                                      (17,754)
                                                                  ---------
                  Total long term minimum lease payments          $  71,542
                                                                  =========

    Equipment under capital leases is included in machinery and equipment as follows:

                                                                 December 31,
                                                                    2005
                                                                  ---------

         Machinery and equipment                                  $ 107,000
         Less: Accumulated depreciation                             (12,894)
                                                                  ---------
                                                                  $  94,106
                                                                  =========

12. ACQUISITION OF INTELLECTUAL PROPERTY

    On March 15, 2006, the Company acquired a patent and $300,000 cash for 4,500,000 shares of Series B preferred stock having a value of $2,250,000. The value was determined based on the equivalent value of common stock at the stated conversion price of $2,250,000 The acquired company had no operations and owned the patent on a slow release fertilizer used primarily in the turf segment of its business. The Company will collect royalty revenues from two existing licenses and will sell products derived from the patents directly to its customers including qualified distributors. The patent has approximately 8 years left to expiration. The acquired company also had cash deposits of $300,000 effectively resulting in the sale of preferred stock for $300,000 and the patent rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

The following information contains certain forward-looking statements. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "could," "expect," "estimate," "anticipate," "plan," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

OVERVIEW

We own patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. During the last three years, we have devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of our polymer products. Additionally, we developed the M-216 Polymer Injector, an injection machine designed to install our products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. On March 21, 2006 we acquired the US Patent on a slow release liquid fertilizer through our acquisition of Advanced Fertilizer Technologies, Inc.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2006         March 31, 2005
                                         --------------         --------------
                                           (unaudited)            (unaudited)
Statement of Operations Data:
Revenue                                   $    124,426           $    252,297
(Loss)                                    $   (673,268)          $   (745,194)
(Net Loss) Per Share                      $      (0.03)          $      (0.05)
Balance Sheet Data:
Current Assets                            $    772,930           $    580,077
Total Property & Equipment, Net           $    350,913           $    388,297
Patents, Net                              $  2,374,396           $    433,290
Net Deferred Tax Asset                    $          0           $          0
Total Assets                              $  3,561,105           $  1,471,588
Total Current Liabilities                 $    555,251           $    900,597
Accumulated Deficit                       $(14,663,677)          $(12,660,181)

THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

REVENUES

Revenues for the three months ended March 31, 2006 were $124,426 compared to $252,297 for the same period in 2005, a decrease of 50.6%. This decrease in revenue was the result of the increase in energy costs and climatic conditions experienced in our markets as well as some deliveries historically made in this reporting quarter delayed until the following quarter.

COST OF SALES

Cost of goods sold for the three months ended March 31, 2006 were $82,817 compared to $154,573 for the three months ended March 31, 2005, a decrease of 46.5%. The cost of sales is consistent with the gross sales figures and a direct result of the Company's purchasing controls.

INVENTORY

Inventory balances were $325,602 for the three months ended March 31, 2006 compared to $365,933 for the three months ended March 31, 2005.

OPERATING EXPENSES

Operating expenses decreased by approximately 21.9% from $781,228 for the three months ended March 31, 2005 compared to $609,763 for the three months ended March 31, 2006. This decrease in operating expenses was a result of the decreased costs of investor relations and stock compensation.

INCOME TAXES

We did not provide for income tax expense or provision for the period ended March 31, 2006 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

We experienced a net loss from operations of $(673,268) for the three months ended March 31, 2006 as compared to a net loss of $(745,194) for the three months ended March 31, 2005. The decrease in the net loss is directly related to our decrease in general and administrative expenses from $601,882 in the three months ended March 31, 2005 to $370,333 for the three months ended March 31, 2006. Our sales and marketing efforts increased by $46,678. We also increased our expenses for the research and development of the M-216 Polymer Injector by $9,701. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $252,297 for the three months ended March 31, 2005 to

$124,426 for the three months ended March 31, 2006. This decrease in revenue was the result of the increase in energy costs and climatic conditions experienced in our markets as well as some deliveries historically made in this reporting quarter delayed until the following quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $260,035 and $28,700 at March 31, 2006 and 2005, respectively. Net cash used by operations was $(510,973) for the period ended March 31, 2006 compared to net cash used by operations of $(461,917) for the comparable period ended March 31, 2005. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at March 31, 2006, the outstanding balance of the debentures was $973,666 and at March 31, 2005, the outstanding balance of the debentures was $988,480. At March 31, 2006, convertible debentures consisted of $770,000 of 8% per annum debentures at a rate of $0.50 per share and $203,665 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, we would issue an additional 1,607,888 shares. Interest expense for the three months ended March 31, 2006 was $93,821and interest expense for the three months ended March 31, 2005 was $62,330.

We have working capital (current assets less current liabilities) of $217,679 as of March 31, 2006 compared to a deficit of $(320,520) as of March 31, 2005.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $14,663,677 and working capital of approximately $217,679 as of March 31, 2006. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

Beginning in July 2004, we undertook a Regulation S offering up to a maximum of $3,500,000. We sold 8,061,494 shares of our common stock to 148 non-United States residents for gross proceeds of $2,710,921 in that offering. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

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

We have capitalized approximately $380,199 less accumulated depreciation of $171,098 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which we based our plan of operations. The carrying value of these licensing rights was $386,446 at March 31, 2006.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2006, we sold 75,000 shares of our common stock in exchange for an assignment of trademarks, trade secrets and a customer list. The seller became one of our employees. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to
Section 4(2) under the Securities Act of 1933 (the "Act") and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the sale, the investor was an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On February 20, 2006, we sold 75,000 shares of our common stock in exchange for an assignment of trade secrets, a customer list and proprietary information. The seller became one of our employees. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to
Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the sale, the investor was an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On April 14, 2006, we sold 250,000 shares of our common stock to one accredited investor at a price of $0.20 per share for total gross proceeds of $50,000. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the purchase, the investor was an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On January 18, 2006, we entered into a three-year employment agreement with Donette Lamson as Vice President of the Turf, Horticulture and Landscape Division. Ms Lamson, in consideration of 75,000 shares of our common stock, also executed an agreement assigning all her right, title, and interest to trade secrets, trademarks and any intellectual property or proprietary information she possessed as it relates to our business.

On January 22, 2006, we entered into a three-year employment agreement with Woodrow Thorpe II as the Director of Business Development. On February 22, 2006, Mr. Thorpe, in consideration of 75,000 shares of our common stock, also executed an agreement assigning all his right, title, and interest to trade secrets, trademarks and any intellectual property or proprietary information he possessed as it relates to our business.

On May 1, 2006, whe entered into a Dealer Agreement with Dreamscapes LTD of Dell Rapids, South Dakota.

On May 10, 2006, we entered into an agreement with Environmental Development Company, a Kuwait corporation, appointing it as our exclusive sales and marketing representative to promote and solicit contracts for agricultural and soil enhancement as it relates to soil improvement services from governmental and private entities and individuals in Kuwait and the U.A.E.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

         No.               Title

       10.1   Employment Contract with Donette Lamson, dated January 18, 2006
       10.2   Assignment Agreement from Donette Lamson, dated January 18, 2006
       10.3   Employment Contract with Woodrow Thorpe II, dated January 22, 2006
       10.4   Assignment Agreement from Woodrow Thorpe II, dated February 20,
              2006
       10.5   Dealer Agreement with Dreamscapes LTD., dated May 1, 2006
       10.6 Agency Agreement with Environmental Development Company of Kuwait, dated May 10, 2006
       31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 15, 2006                    AMERICAN SOIL TECHNOLOGIES, INC.



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