Form 10QSB
period 2006-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2006-08-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

As of August 14, 2006 the number of shares of Common Stock issued and outstanding was 27,156,218

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                    3

     Balance Sheet - June 30, 2006                                          3

     Statements of Operations -
     For the three and six months ended June 30, 2006 and 2005              4

     Statements of Cash Flow -
     For the six months ended June 30, 2006 and 2005                        5

     Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                               20

Item 3. Internal Controls                                                  24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  25

Item 2. Changes in Securities                                              25

Item 3. Defaults Upon Senior Securities                                    25

Item 4. Submission of Matters to a Vote of Security Holders                25

Item 5. Other Information                                                  25

Item 6. Exhibits and Reports on Form 8-K                                   26

SIGNATURES                                                                 27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                      $     25,825
   Accounts receivable, net of allowance of doubtful accounts of $32,356                75,426
   Employee advances                                                                     2,509
   Inventory                                                                           390,271
   Prepaid expenses and other current assets                                            43,987
                                                                                  ------------
      Total current assets                                                             538,018
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $267,750                    344,562
INTELLECTUAL PROPERTY, net of accumulated amortization of $371,263                   2,295,904
RELATED PARTY NOTES RECEIVABLE                                                          62,709
                                                                                  ------------
    TOTAL ASSETS                                                                  $  3,241,193
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                               $    540,050
   Accrued liabilities                                                                  28,622
   Notes payable - current portion                                                      21,423
   Note payable related parties - current portion                                       22,000
   Capital lease obligation - current portion                                           19,816
   Debentures payable to related parties - current portion                              66,777
                                                                                  ------------
      Total current liabilities                                                        698,688
NOTES PAYABLE - long-term portion                                                       61,429
CAPITAL LEASE OBLIGATION - long-term portion                                            64,946
NOTES PAYABLE TO RELATED PARTIES                                                       627,500
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                              902,933
                                                                                  ------------
      Total liabilities                                                              2,355,496
                                                                                  ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 stated value, 10,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                              1,381,849
   Series B preferred stock, 4,500,000 shares authorized, issued
    and outstanding                                                                  2,250,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
     27,156,218 shares issued and outstanding                                           27,156
   Paid in capital                                                                  12,471,244
   Accumulated deficit                                                             (15,244,552)
                                                                                  ------------
      Total stockholders' deficit                                                      885,697
                                                                                  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $  3,241,193
                                                                                  ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE  30, 2006 AND JUNE  30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                               Three Months      Three Months       Six Months        Six Months
                                                  Ended             Ended             Ended             Ended
                                                 June 30,          June 30,          June 30,          June 30,
                                                   2006              2005              2006              2005
                                               ------------      ------------      ------------      ------------
NET REVENUES                                   $    236,438      $    217,710      $    360,863      $    470,007
                                               ------------      ------------      ------------      ------------

COST OF GOODS SOLD                                  153,003           130,064           235,820           284,637

                                               ------------      ------------      ------------      ------------
GROSS INCOME                                         83,435            87,646           125,043           185,370
                                               ------------      ------------      ------------      ------------
OPERATING EXPENSES
  General and administrative                        348,165           304,503           718,452           906,431
  Sales and marketing                               152,349            54,225           339,138           194,338
  Research and development                            5,168             8,456            16,465            10,052
  Depreciation                                       29,264            25,881            58,895            51,761
  Amortization                                       78,492            11,711            90,203            23,422

                                               ------------      ------------      ------------      ------------
      Total operating expenses                      613,438           404,776         1,223,153         1,186,004
                                               ------------      ------------      ------------      ------------

OPERATING LOSS                                     (530,003)         (317,130)       (1,098,110)       (1,000,634)
                                               ------------      ------------      ------------      ------------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs                 51,312            28,446           145,133            90,776
  Other expense                                         244                --               289                --
  Loss on sale                                       11,968
  Interest income                                      (684)             (675)           (1,359)           (1,315)
                                               ------------      ------------      ------------      ------------
      Total other (income)/expense                   50,872            27,771           156,031            89,461
                                               ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                           (580,875)         (344,901)       (1,254,141)       (1,090,095)
                                               ------------      ------------      ------------      ------------

INCOME TAX  PROVISION                                    --                --                --                --
                                               ------------      ------------      ------------      ------------

NET LOSS                                       $   (580,875)     $   (344,901)     $ (1,254,141)     $ (1,090,095)
                                               ============      ============      ============      ============

NET LOSS PER SHARE:
  Basic:                                       $      (0.02)     $      (0.02)     $      (0.05)     $      (0.06)
                                               ============      ============      ============      ============
  Diluted:                                     $      (0.02)     $      (0.02)     $      (0.05)     $      (0.06)
                                               ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                          27,063,772        22,319,222        26,784,929        18,567,579
                                               ============      ============      ============      ============
  Diluted                                        27,063,772        22,319,222        26,784,929        18,567,579
                                               ============      ============      ============      ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Six Months             Six Months
                                                               Ended                 Ended
                                                           June 30, 2006         June 30, 2005
                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(1,254,141)          $(1,090,095)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                               149,098                75,183
    Provision for bad debt                                           --                20,694
    Loss on disposal of fixed assets                             11,968
    Amortization of debt discount                                55,000
    Stock issued for services                                    34,000               117,500
  Changes in assets and liabilities:
    Accounts receivable                                          57,727              (109,480)
    Receivables from officers and employees                      (4,454)                1,192
    Prepaid and other current assets                             52,580                 6,859
    Inventory                                                  (177,311)              (66,235)
    Accounts payable                                            292,926               (16,889)
    Accrued liabilities                                         (13,778)              229,626

                                                            -----------           -----------
         Net cash  used by operating activities                (796,385)             (831,645)
                                                            -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of intellectual property                             (4,200)
  Purchases of property and equipment                           (13,643)                   --
                                                            -----------           -----------
         Net cash used for investing activities                 (17,843)                   --
                                                            -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Officer Advance                                      --                53,000
  Proceeds from related party notes payable                     472,000
  Proceeds from issuance from common stock                      567,652
  Proceeds from convertible debentures                               --               200,000
  Proceeds from sales/leaseback transaction                      75,000                    --
  Principal repayments on convertible debentures                 (7,869)               (7,137)
  Principal repayments on capital lease obligation              (11,377)               (8,380)
  Repayments on notes payable                                  (310,349)               (8,738)
  Proceeds from sale of preferred stock                         300,000                    --
  Proceeds from stock issuances                                  50,000

                                                            -----------           -----------
         Net cash provided by financing activities              567,405               796,397
                                                            -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                          (246,823)              (35,248)

CASH AND CASH EQUIVALENTS, beginning of period                  272,648                52,467
                                                            -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                    $    25,825           $    17,219
                                                            ===========           ===========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Six Months Ended    Six Months Ended
                                                        June 30, 2006       June 30, 2005
                                                        -------------       -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                          $   41,494          $   54,629
                                                         ==========          ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Common stock issued in exchange for
   intellectual property                                 $   33,750          $        0
                                                         ==========          ==========
  Series B preferred stock issued in exchange
   for patent                                            $1,950,000          $        0
                                                         ==========          ==========
  Conversion of debt and accrued interest to
   common stock                                          $  338,673          $1,994,799
                                                         ==========          ==========

  Conversion of preferred stock to common stock          $        0          $1,000,000
                                                         ==========          ==========
  Common stock issued in exchange for equipment
   and inventory                                         $   16,128          $        0
                                                         ==========          ==========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE
SIX  MONTHS ENDED JUNE  30, 2006 AND JUNE  30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2005.

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

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has an accumulated deficit of $15,244,552. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

     INVENTORIES consist primarily of purchased polymer soil and other amendments. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $29,634 and $59,895 and $25,881 and $51,762 for the three and six month periods ended June 30, 2006 and 2005, respectively.

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

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $132,782 and $301,888 and $40,851 and $160,575 for the three and six month periods ended June 30, 2006 and 2005, respectively.

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

                                                             Six Months Ended
                                                              June 30, 2006
                                                              -------------
     Net Loss                                                  $(1,254,141)

     Deduct: Stock-based employee
     compensation expense determined
     under the fair value based method,
     net of tax                                                          0
                                                               -----------

     Pro forma net loss                                        $(1,254,141)
                                                               ===========

     Net loss per share as reported                            $      (0.5)
                                                               ===========

     Net loss per share pro forma                              $      (0.5)
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

     There were no stock options granted in the six months ended June 30, 2006 and 2005. No options expired or were exercised during the six month period ended June 30, 2006. All options outstanding at January 1, 2006 were fully vested. Therefore, no compensation expense was recognized in the period ended June 30, 2006 as a result of the implementation of SFAS No. 123R.

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

     The following summarizes information at June 30, 2006:

                      Options Outstanding                               Options Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average      Weighted        Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of         June 30,       Contractual Life     Exercise        June 30,        Exercise
     Exercise Prices       2006            (in years)          Price           2006           Price
     ---------------       ----            ----------          -----           ----           -----
         $  0.50         680,000              6.50            $  0.50        680,000         $  0.50

                      Warrants Outstanding                               Warrants Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average      Weighted        Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of         June 30,       Contractual Life     Exercise        June 30,        Exercise
     Exercise Prices       2006            (in years)          Price           2006           Price
     ---------------       ----            ----------          -----           ----           -----
        $  0.23          300,000               1.50           $  0.23        300,000         $  0.23
        $  0.23           21,000                .50           $  0.23         21,000         $  0.23

     IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 requires that the Company report discontinued operations separately from continuing operations and long-lived assets to be disposed of at their fair value net of the cost of disposal.

     RECLASSIFICATIONS: Certain reclassifications have been made to the June 30, 2005 financial statements in order to conform to the June 30, 2006 presentation.

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

  3. INVENTORY

     Inventory is comprised entirely of finished goods at June 30, 2006.

  4. INTELLECTUAL PROPERTY

     On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. Additionally, during the three months ended March 31, 2006, the Company purchased a total of $1,987,950 in intellectual property, primarily a patent. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The patent is being amortized over eight years, the remaining life of the patent. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $78,492 and $90,203 and $11,711 and $23,422 for the three and six month periods ended June 30, 2006 and 2005, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

               Year                     Amount
               ----                     ------
     Remaining six months of
               2006                     $145,298
               2007                      291,561
               2008                      291,561
               2009                      291,561
               2010                      291,561
            Thereafter                   984,362
                                      ----------
              Total                   $2,295,904
                                      ==========

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2006:

     Machinery                                           $ 545,518
     Vehicle                                                44,615
     Office furnishings, fixtures and equipment             21,178
                                                         ---------
       Total                                               612,311
       Less accumulated depreciation                      (267,750)
                                                         ---------

              Property and equipment, net                $ 344,562
                                                         =========

     Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

6. NOTE RECEIVABLE

     The $60,000 note receivable is due from an individual who was formerly contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. During the six months ended June 30, 2006 and 2005, the Company recognized $675 and $675 in interest income and $727 and $2570 in royalty expense, respectively, related to this agreement.

7. NOTES PAYABLE

     Notes payable at June 30, 2006 are comprised of the following:

     Convertible debenture to related party, original
     balance of $250,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     February 1, 2008.                                               $  250,000

     Convertible debenture to related party, original
     balance of $250,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     March 27, 2008.                                                    250,000

     Convertible debenture to related party, original
     balance of $25,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     February 1, 2007.                                                   25,000

     Convertible debenture to related party, original
     balance of $25,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     February 1, 2007.                                                   25,000

     Convertible debenture to related party, original
     balance of $25,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     August 15, 2007.                                                    20,000

     Note payable to related party, original balance of
     $22,000, interest at prime rate payable monthly. Note
     is unsecured and due upon demand.                                   22,000

     Convertible debenture to related party, original
     balance of $250,000, interest at 10% per annum. Monthly
     principal and interest payments of $3,000 are due
     through 2014. Principal is convertible at a rate of
     $3.00 for one share of common stock.                               199,710

     Convertible debenture to related party, original
     balance of $200,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate
     of $0.50 for one share of common stock. Principal due
     February 1, 2008.                                                  200,000

     Note payable to related party, original balance of
     $477,500, interest at 8% per annum and payable monthly.
     Principal is due March 17, 2008.                                   477,500

     Note payable to related party, original balance of
     $150,000, interest at prime rate payable monthly. Note
     is unsecured. Principal is due March 14, 2008                      150,000

     Note payable to lending institution, original balance
     of $48,542, and interest at 2.9% per annum. Requires
     monthly principal and interest payments of $736 through
     2009. Collateralized by vehicle.                                    29,368

     Note payable to finance company, original balance of
     $75,000, and interest at 17.7% per annum. Requires
     monthly principal and interest payments of $1,814
     through 2009. Collateralized by polymer injection
     machine.                                                            53,484
                                                                     ----------
            Total                                                     1,702,062

           Less current portion                                        (110,200)
                                                                     ----------

            Total long-term portion                                  $1,591,862
                                                                     ==========

     Future maturities of principal at June 30, 2006 are as follows:

     Due twelve  months ending 6/30/07                               $  110,200
     2008                                                                62,762
     2009                                                             1,375,510
     2010                                                                32,284
     2011                                                                24,987
     2012                                                                27,604
     Thereafter                                                          68,715
                                                                     ----------

              Total                                                  $1,702,062
                                                                     ==========

    The note payable of $477,500 and three convertible debentures are held by an entity that holds approximately 21% of the Company's common stock. Notes are payable in two years, providing payment is not detrimental to the company.

    During the six months ended June 30, 2006, $250,000 in related party notes payable and $51,000 in related accrued interest were converted into 1,204,000 shares of common stock.

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

8. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the six month periods ended June 30, 2006 and 2005. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                                               Six months ended
                                                                June 30, 2006
                                                                -------------
     Convertible preferred stock                                  7,263,699
     Common stock options                                           680,000
      Warrants                                                      321,000
      Convertible debt                                            1,606,570
                                                                  ---------
                                                                  9,871,269
                                                                  =========

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                 Six Months Ended                            Six Months Ended
                                                  June 30, 2006                                June 30, 2005
                                                  -------------                                -------------
     Net  Loss                      $(1,254,141)                                  $(745,194)

     Preferred stock dividends               --                                          --
                                    -----------                                   ---------

      Loss available to common
      Stockholders                  $(1,254,141)                                  $(745,194)
                                    ===========                                   =========
     BASIC EARNINGS PER SHARE:


     Loss available to common
     stockholders                   $(1,254,141)      26,784,929    $(0.05)       $(745,194)    14,774,251      $(0.05)
                                    ===========                     ======        =========                     ======

     Effect of dilutive securities       N/A             N/A                       N/A            N/A


     DILUTED EARNINGS PER SHARE     $(1,254,141)      26,784,929    $(0.05)       $(745,194)    14,774,251      $(0.05)
                                    ===========                     ======        =========                     ======

9. RELATED PARTY TRANSACTIONS

     During the three and six month periods ended June 30, 2006 and June 30, 2005, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & OFFICERS

     Diana Visco, Company Secretary, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2007 as well as $150,000 and $22,000 in notes payable. Interest incurred on these notes and debenture and was $1,574 and $394 during the three and six month periods ended June 30, 2006, respectively and $394 and $793 for the three and six month periods ended June 30 2005, respectively.

     The holders of the two (2) $25,000 convertible debentures and the $203,665 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures was $6,073 and $12,115 during the three and six month periods ended June 30, 2006 and $6,443 and $12,847 for the three and six month ended June 30 2005, respectively.

     Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two (2) $250,000 and one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2007 and a $477,500 note payable. During the three months ended June 30, 2005, notes payable and the related accrued interest due to this entity totaling $1,837,732 were converted at a rate of $0.40 per share for a total of 4,594,330 shares of common stock. In May 2006, $250,000 principal due and $51,000 of accrued interest was converted to stock at .37 cents a share. Interest incurred on these debentures and note was $19,163 and $42,350 during the three and six month periods ended June 30, 2006 and $48,102 and $73,612 for the three and six month ended June 30 2005, respectively.

     AFFILIATED ENTITIES

     The Company also entered into an operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. In May 2006 an additional lease was added to include warehouse space. Rents charged by this entity for the three and six months ended June 30, 2006 and 2005 were $5,862 and $7,525 and $1,662 and $3324, respectively.

     Ronald Salestrom, a former contract employee, is the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. As of March 31, 2006, total royalties earned were $4,851. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the six months ended June 30, 2006, the Company recognized interest income on this note of $675 and $675, respectively. Accrued interest receivable at June 30, 2006 is $2,709.

10. CONCENTRATIONS

     The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006, the Company did not exceed those limits.

     During the six month period ended June 30, 2006 sales to four customers aggregated to approximately 51% of total sales for the period. Approximately 38% of the accounts receivable balance at June 30, 2006 was comprised of balances due from two customers.

11.COMMITMENTS

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

     In September of 2005, the company entered into a Consulting Agreement (the "Agreement") with Telperion Business Consultants, LLC located in New York ("Telperion").

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

     CAPITAL LEASES

     The Company leases certain equipment under capital leases that expire through 2010. Minimum required lease payments under the lease agreements for the years ending December 31 are as follows:

     Year ending December 31,
        Six months remaining in 2006                             $  9,640
        2007                                                       39,214
        2008                                                       25,256
        2009                                                       21,600
        2010                                                       19,800
        Thereafter                                                      0
                                                                 --------
              Total                                               115,510
     Less: Amount representing interest                           (30,748)
                                                                 --------
              Total payments, net of interest                      84,762
     Less: Current portion                                        (19,816)
                                                                 --------
              Total long term minimum lease payments             $ 64,946
                                                                 ========

     Equipment under capital leases is included in machinery and equipment as follows:

                                                               June 30, 2006
                                                               -------------
     Machinery and equipment                                     $ 107,000
     Less: Accumulated depreciation                                (19,119)
                                                                 ---------
                                                                 $  87,881
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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                       Six Months Ended        Six Months Ended
                                         June 30, 2006          June 30, 2005
                                         -------------          -------------
                                          (unaudited)            (unaudited)
Statement of Operations Data:
Revenue                                  $    360,863           $    470,007
(Loss)                                   $ (1,254,141)          $ (1,090,095)
(Net Loss) Per Share                     $      (0.05)          $      (0.06)
Balance Sheet Data:
Current Assets                           $    538,018           $    597,157
Total Property & Equipment, Net          $    344,562           $    362,416
Patents, Net                             $  2,295,904           $    421,579
Net Deferred Tax Asset                   $          0           $          0
Total Assets                             $  3,241,193           $  1,451,076
Total Current Liabilities                $    698,688           $    592,444
Accumulated Deficit                      $(15,244,552)          $(13,005,082)

SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

REVENUES

Revenues for the six months ended June 30, 2006 were $360,863 compared to $470,007 for the same period in 2005, a decrease of 23%. This decrease in revenue was the result of the increase in energy costs and climatic conditions experienced in our markets as well as some deliveries historically made in this reporting quarter delayed until the following quarter.

COST OF SALES

Cost of goods sold for the six months ended June 30, 2006 were $235,820 compared to $284,637 for the six months ended June 30, 2005, a decrease of 17.1%. The cost of sales is consistent with the gross sales figures, increased material costs and a direct result of our purchasing controls.

INVENTORY

Inventory balances were $390,271 for the six months ended June 30, 2006 compared to $393,816 for the six months ended June 30, 2005.

OPERATING EXPENSES

Operating expenses increased by approximately 3% from $1,186,004 for the six months ended June 30, 2005 compared to $1,223,153 for the six months ended June 30, 2006. This increase in operating expenses was a result of the increased cost of sales and marketing.

INCOME TAXES

We did not provide for income tax expense or provision for the period ended June 30, 2006 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

We experienced a net loss from operations of $(1,254,141) for the six months ended June 30, 2006 as compared to a net loss of $(1,090,095) for the six months ended June 30, 2005. The increase in the net loss is directly related to our increase in general and administrative expenses from $1,186,004 in the six months ended June 30, 2005 to $1,223,153 for the six months ended June 30, 2006. Our sales and marketing efforts increased by $144,800. We also increased our interest expenses by $54,357. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $470,007 for the six months ended June 30, 2005 to $360,863 for the six months ended June 30, 2006. This decrease in revenue was the result of the increase in energy costs and climatic conditions experienced in our markets as well as some deliveries historically made in this reporting quarter delayed until the following quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $25,825 and $17,219 at June 30, 2006 and 2005, respectively. Net cash used by operations was $(796,385) for the period ended June 30, 2006 compared to net cash used by operations of $(831,645) for the comparable period ended June 30, 2005. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at June 30, 2006, the outstanding balance of the debentures was $969,710 and at June 30, 2005, the outstanding balance of the debentures was $984,898. At June 30, 2006, convertible debentures consisted of $770,000 of 8% per annum debentures at a rate of $0.50 per share and $199,710 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, we would issue an additional 1,606,577 shares. Interest expense for the six months ended June 30, 2006 was $145,133 and interest expense for the six months ended June 30, 2005 was $90,776.

We have working capital deficit (current assets less current liabilities) of $(160,670) as of June 30, 2006 compared to working capital of $4,713 as of June 30, 2005. Our increase in current liabilities is directly related to the cost of our inventory.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(15,244,552) and working capital deficit of approximately $(160,670) as of June 30, 2006. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

We will consider both the public and private sale of securities and/or debt instruments for expansion of our operations if such expansion would benefit our overall growth and income objectives. Should sales growth not materialize, we may look to these public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would at a minimum negatively impact our ability to timely meet our business objectives.

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

We have capitalized approximately $380,000 less accumulated depreciation of $185,619 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which we based our plan of operations. The carrying value of these licensing rights was $374,735 at June 30, 2006.

On March 14, 2006 we purchased Advanced Fertilizer Technologies, Inc. including patent 5,443,613 "A Method for Producing Suspension Fertilizer:. The acquisition for this patent was approximately $1,950,000. Management periodically evaluates the carrying value of this asset for impairment. The patent is critical to the process by which we based our plan of operations. The carrying value of this patent was $1,889,064 at June 30, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2006 we sold 72,449 shares of our common stock to FLD Corporation, a company in which one of our directors and principal shareholders, Louie Visco is an owner and director, for $0.52 per share to satisfy accrued interest due on one of the debentures held by FLD Corporation. We relied on the exemption from registration relating to transactions by an issuer that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the "Act") and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the sale, the investor was an "accredited investor" under Rule 501 of Regulation D of the Act and had adequate access to information about us.

On May 19, 2006 we sold 43,595 shares of our common stock, to an employee in exchange for $16,000 in equipment used in our operation. We relied on the exemption from registration relating to transactions by an issuer that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the sale, the investor was an "accredited investor" under Rule 501 of Regulation D of the Act and had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

 No.                                    Title
 ---                                    -----
10.1     Acquisition Agreement for Smart World Organics, dated July 7, 2006

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

DATED: August 14, 2006                  AMERICAN SOIL TECHNOLOGIES, INC.


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