Form 10QSB
period 2006-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2006-11-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2006

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

                                 (818) 899-4686
                          (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 13, 2006, the number of shares of Common Stock issued and outstanding was 32,204,648.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                    3

         Balance Sheet -September 30, 2006                                   3

         Statements of Operations -
         For the three and nine months ended September 30, 2006 and 2005     4

         Statements of Cash Flow -
         For the nine months ended September 30, 2006 and 2005               5

         Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                      20

Item 3.  Internal Controls                                                  24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  25

Item 2.  Changes in Securities                                              25

Item 3.  Defaults Upon Senior Securities                                    25

Item 4.  Submission of Matters to a Vote of Security Holders                25

Item 5.  Other Information                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                   25

SIGNATURES                                                                  26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                      $     14,577
   Accounts receivable, net of allowance of doubtful accounts of $32,356                69,110
   Employee advances                                                                     3,277
   Inventory                                                                           387,034
   Prepaid expenses and other current assets                                           137,489
                                                                                  ------------
      Total current assets                                                             611,486
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $297,483                    337,218
INTELLECTUAL PROPERTY, net of accumulated amortization of $444,303                   2,222,864
RELATED PARTY NOTES RECEIVABLE                                                          32,709
                                                                                  ------------
      TOTAL ASSETS                                                                $  3,204,277
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                               $    513,200
   Accrued liabilities                                                                  10,790
   Notes payable - current portion                                                      22,082
   Note payable related parties - current portion                                       22,000
   Capital lease obligation - current portion                                           20,938
   Debentures payable to related parties - current portion                              87,204
                                                                                  ------------
      Total current liabilities                                                        676,214
NOTES PAYABLE - long-term portion                                                       55,652
CAPITAL LEASE OBLIGATION - long-term portion                                            59,102
NOTES PAYABLE TO RELATED PARTIES                                                            --
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                              878,508
                                                                                  ------------
      Total liabilities                                                              1,669,476
                                                                                  ------------
STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.50 stated value, 10,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                              1,381,849
   Series B preferred stock, 4,500,000 shares authorized, issued
    and outstanding                                                                  2,250,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    31,844,648 shares issued and outstanding                                            31,845
   Paid in capital                                                                  13,634,378
   Accumulated deficit                                                             (15,763,270)
                                                                                  ------------
      Total stockholders' equity                                                     1,534,802
                                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  3,204,277
                                                                                  ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                 Three Months       Three Months       Nine Months        Nine Months
                                                    Ended              Ended              Ended              Ended
                                                 September 30,      September 30,      September 30,      September 30,
                                                     2006               2005               2006               2005
                                                 ------------       ------------       ------------       ------------
NET REVENUES                                     $     80,104       $     47,311       $    440,967       $    517,318
                                                 ------------       ------------       ------------       ------------

COST OF GOODS SOLD                                     50,341             40,529            286,161            325,167
                                                 ------------       ------------       ------------       ------------
GROSS INCOME                                           29,763              6,782            154,806            192,152
                                                 ------------       ------------       ------------       ------------
OPERATING EXPENSES
  General and administrative                          352,976            355,343          1,071,428          1,261,803
  Sales and marketing                                  45,163             38,010            384,301            232,348
  Research and development                              1,951              3,043             18,416             13,095
  Depreciation                                         29,733             25,881             88,628             77,643
  Amortization                                         73,040             11,711            163,243             35,133

                                                 ------------       ------------       ------------       ------------
      Total operating expenses                        502,863            433,988          1,726,017          1,620,022
                                                 ------------       ------------       ------------       ------------

OPERATING LOSS                                       (473,101)          (427,206)        (1,571,210)        (1,427,871)
                                                 ------------       ------------       ------------       ------------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs                   44,755             27,021            189,887            117,798
  Other expense                                           867                 --              1,155                 --
  Loss on sale                                         11,968
  Interest income                                          (4)              (675)            (1,357)            (2,026)
                                                 ------------       ------------       ------------       ------------
      Total other (income)/expense                     45,618             26,346            201,654            115,772
                                                 ------------       ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                             (518,718)          (453,552)        (1,772,864)        (1,543,643)
                                                 ------------       ------------       ------------       ------------

INCOME TAX  PROVISION                                      --                 --                 --                 --
                                                 ------------       ------------       ------------       ------------

NET LOSS                                         $   (518,718)      $   (453,552)      $ (1,772,864)      $ (1,543,643)
                                                 ============       ============       ============       ============
NET LOSS PER SHARE:
  Basic:                                         $      (0.02)      $      (0.02)      $      (0.07)      $      (0.07)
                                                 ============       ============       ============       ============
  Diluted:                                       $      (0.02)      $      (0.02)      $      (0.07)      $      (0.07)
                                                 ============       ============       ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            27,619,909          4,782,411         27,065,310         20,661,955
                                                 ============       ============       ============       ============

  Diluted                                          27,619,909          4,782,411         27,065,310         20,661,955
                                                 ============       ============       ============       ============

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER  30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Nine Months         Nine Months
                                                              Ended               Ended
                                                           September 30,       September 30,
                                                              2006                2005
                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,772,864)        $(1,543,643)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                             251,871             112,776
     Bad debt                                                   30,000
     Loss on disposal of fixed assets                           11,968
     Amortization of debt discount                              55,000
     Common stock issued to employees and directors                 --             224,208
     Stock issued for services                                  29,715             170,500
  Changes in assets and liabilities:
     Accounts receivable                                        64,043             (84,891)
     Allowance for doubtful accounts                                --              20,694
     Receivables from officers and employees                    (5,222)                571
     Prepaid and other current assets                          (40,922)              7,560
     Deposits and other assets                                      --              (2,120)
     Inventory                                                (174,069)            (87,998)
     Accounts payable                                          319,843              (5,936)
     Accrued liabilities                                       (31,611)              6,419
                                                           -----------         -----------
         Net cash  used by operating activities             (1,262,248)         (1,181,859)
                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of intellectual property                            (4,200)
  Purchases of property and equipment                          (36,032)                 --
                                                           -----------         -----------
         Net cash used for investing activities                (40,232)                 --
                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                    962,841             310,500
  Proceeds from convertible debentures                              --             200,000
  Proceeds from sales/leaseback transaction                     75,000
  Principal repayments on convertible debentures              (11,866)             (10,749)
  Principal repayments on capital lease obligation            (16,099)             (12,999)
  Repayments on notes payable                                 (315,467)            (13,297)
  Proceeds from exercise of stock options                           --              30,000
  Proceeds from sale of preferred stock                        300,000                  --
  Proceeds from stock issuances                                 50,000             654,807
                                                           -----------         -----------
         Net cash provided by financing activities           1,044,409           1,158,262
                                                           -----------         -----------

DECREASE IN CASH AND CASH EQUIVALENTS                         (258,071)            (23,597)

CASH AND CASH EQUIVALENTS, beginning of period                 272,648              52,467
                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                   $    14,577         $    28,870
                                                           ===========         ===========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

                                                Nine Months        Nine Months
                                                   Ended              Ended
                                                September 30,      September 30,
                                                   2006               2005
                                                -----------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                 $   55,528         $   65,436
                                                ==========         ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Common stock issued in exchange for
   intellectual property                        $   33,750         $        0
                                                ==========         ==========
Series B preferred stock issued in exchange
 for patent                                     $1,950,000         $        0
                                                ==========         ==========
Conversion of debt and accrued interest to
 common stock                                   $1,510,782         $1,994,799
                                                ==========         ==========

Conversion of preferred stock to common stock   $        0         $1,000,000
                                                ==========         ==========
Common stock issued in exchange for equipment
  and inventory                                 $   16,128         $        0
                                                ==========         ==========

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2005.

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

GOING CONCERN AND MANAGEMENT'S PLANS

The Company has sustained significant losses and has an accumulated deficit of $15,763,270. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $29,733 and $88,628 and $25,881 and $77,643 for the three and nine month periods ended September 30, 2006 and 2005, respectively.

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

Advertising: The Company expenses advertising costs as incurred. Advertising expense was $23,546 and $325,435 and $26,681 and $187,256 for the three and nine month periods ended September 30, 2006 and 2005, respectively.

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

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and elected the disclosure option of SFAS no. 123 as amended by SFAS no. 148, "Accounting for Stock-Based Compensation - Compensation and Disclosure." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price. There were no such transactions for the three and nine months ended September 30, 2006 or 2005.

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

The following summarizes information at September 30, 2006:

                      Options Outstanding                               Options Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average      Weighted        Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of      September 30,     Contractual Life     Exercise     September 30,      Exercise
     Exercise Prices       2006            (in years)          Price           2006           Price
     ---------------       ----            ----------          -----           ----           -----
         $  0.50         680,000              6.09            $  0.50        680,000         $  0.50

                      Warrants Outstanding                               Warrants Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average      Weighted        Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of      September 30,     Contractual Life     Exercise     September 30,      Exercise
     Exercise Prices       2006            (in years)          Price           2006           Price
     ---------------       ----            ----------          -----           ----           -----
         $  0.23         300,000              1.21            $  0.23        300,000         $  0.23
         $  0.23          21,000               .27            $  0.23         21,000         $  0.23

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 requires that the Company report discontinued operations separately from continuing operations and long-lived assets to be disposed of at their fair value net of the cost of disposal.

Reclassifications: Certain reclassifications have been made to the September 30, 2005 financial statements in order to conform to the September30, 2006 presentation.

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

3. INVENTORY

Inventory is comprised entirely of finished goods at September 30, 2006.

4. INTELLECTUAL PROPERTY

On December 31, 1999, the Company purchased exclusive license rights to patented polymer application techniques. Additionally, during the three months ended March 31, 2006, the Company purchased a total of $1,987,950 in intellectual property, primarily a patent. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The patent is being amortized over eight years, the remaining life of the patent. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $73,040 and $163,243 and $11,711 and $35,133 for the three and nine month periods ended September 30, 2006 and 2005, respectively. The following summarizes the estimated future amortization expense of the intellectual property:

                     Year                                  Amount
                     ----                                  ------
            Remaining three months
                   of 2006                              $   72,258
                     2007                                  291,561
                     2008                                  291,561
                     2009                                  291,561
                     2010                                  291,561
                  Thereafter                               984,362
                                                        ----------

                    Total                               $2,222,864
                                                        ==========

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2006:

     Machinery                                           $ 567,001
     Vehicle                                                44,615
     Office furnishings, fixtures and equipment             23,085
                                                         ---------
          Total                                            634,701
     Less accumulated depreciation                        (297,483)
                                                         ---------

          Property and equipment, net                    $ 337,218
                                                         =========

Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

6. NOTE RECEIVABLE

The $60,000 note receivable is due from an individual who was formerly contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. During the nine months ended September 30, 2006 and 2005, the Company recognized $1,350 and $2,025 in interest income and $725 and $2637 in royalty expense, respectively, related to this agreement. Due to slow sales, the Company has ceased to accrue interest on this note and has reserved $30,000 of this note in the three and nine months ended September 30, 2006.

7. NOTES PAYABLE

Notes payable at September 30, 2006 are comprised of the following:

Convertible debenture to related party, original balance of
$250,000, interest at 8% per annum, interest payable
quarterly. Principal is convertible at a rate of $0.50 for
one share of common stock. Principal due February 1, 2008.            $ 250,000

Convertible debenture to related party, original balance of
$250,000, interest at 8% per annum, interest payable
quarterly. Principal is convertible at a rate of $0.50 for
one share of common stock. Principal due March 27, 2008.                250,000

Convertible debenture to related party, original balance of
$25,000, interest at 8% per annum, interest payable
quarterly. Principal is convertible at a rate of $0.50 for
one share of common stock. Principal due February 1, 2007.               25,000

Convertible debenture to related party, original balance of
$25,000, interest at 8% per annum, interest payable
quarterly. Principal is convertible at a rate of $0.50 for
one share of common stock. Principal due February 1, 2007.               25,000

Convertible debenture to related party, original balance of
$25,000, interest at 8% per annum, interest payable
quarterly. Principal is convertible at a rate of $0.50 for
one share of common stock. Principal due August 15, 2007.                20,000

Note payable to related party, original balance of $22,000,
interest at prime rate payable monthly. Note is unsecured
and due upon demand.                                                     22,000

Convertible debenture to related party, original balance of
$250,000, interest at 10% per annum. Monthly principal and
interest payments of $3,000 are due through 2014. Principal
is convertible at a rate of $3.00 for one share of common
stock.                                                                  195,712

Convertible debenture to related party, original balance of
$200,000, interest at 8% per annum, interest payable
quarterly. Principal is convertible at a rate of $0.50 for
one share of common stock. Principal due February 1, 2008.              200,000

Note payable to lending institution, original balance of
$48,542, and interest at 2.9% per annum. Requires monthly
principal and interest payments of $736 through 2009.
Collateralized by vehicle.                                               27,368

Note payable to finance company, original balance of
$75,000, and interest at 17.7% per annum. Requires monthly
principal and interest payments of $1,814 through 2009.
Collateralized by polymer injection machine.                             50,366
                                                                     ----------

            Total                                                     1,065,446
           Less current portion                                        (131,286)
                                                                     ----------
            Total long-term portion                                  $  934,160
                                                                     ==========

Future maturities of principal at September 30, 2006 are as follows:

         Due twelve months ending 9/30/07                            $  131,286
         2008                                                            44,010
         2009                                                           748,445
         2010                                                            25,390
         2011                                                            25,623
         2012                                                            28,305
         Thereafter                                                      62,387
                                                                     ----------
                  Total                                              $1,065,446
                                                                     ==========

The three of the convertible debentures are held by an entity that holds approximately 21% of the Company's common stock. Notes are payable in two years, providing payment is not detrimental to the company.

During the nine months ended September 30, 2006, $1,368,341 in related party notes payable and $177,016 in related accrued interest and accounts payable were converted into 6,324,789 shares of common stock.

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

8. NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the nine month periods ended September 30, 2006 and 2005. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                                Nine months ended
                                                September 30, 2006
                                                ------------------
     Convertible preferred stock                    7,263,699
     Common stock options                             680,000
      Warrants                                        321,000
      Convertible debt                              1,606,570
                                                    ---------
                                                    9,871,269
                                                    =========

The following presents the computation of basic and diluted loss per share from continuing operations:

                                             Nine Months Ended                                Nine Months Ended
                                             September 30, 2006                               September 30, 2005
                                             ------------------                               ------------------
Net  Loss                      $(1,772,864)                                    $(1,543,643)

Preferred stock dividends               --                                              --
                               -----------                                     -----------

Loss available to common
Stockholders                   $(1,772,864)                                    $(1,543,643)
                               ===========                                     ===========
BASIC EARNINGS PER SHARE:


Loss available to common
stockholders                   $(1,772,864)        27,065,310     $(0.07)      $(1,543,643)     20,661,955       $(0.07)
                               ===========                        ======       ===========                       ======

Effect of dilutive securities       N/A             N/A                             N/A             N/A


DILUTED EARNINGS PER SHARE     $(1,772,864)        27,065,310     $(0.07)      $(1,543,643)     20,661,955       $(0.07)
                               ===========                        ======       ===========                       ======

9. RELATED PARTY TRANSACTIONS

During the three and nine month periods ended September 30, 2006 and September 30, 2005, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

DIRECTORS & OFFICERS

Diana Visco, Company Secretary, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2007 as well as $150,000 and $22,000 in notes payable. In September 2006, a $150,000 note payable was converted to stock at .25 cents for a total of 600,000 shares of common stock. Interest incurred on these notes and debenture and was $4,172 and $8,249 during the three and nine month periods ended September 30, 2006, respectively and $399 and $990 for the three and nine month periods ended September 30 2005, respectively.

The holders of the two $25,000 convertible debentures and the $195,712 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures was $6,010 and $18,125 during the three and nine month periods ended September 30, 2006 and $6,395 and $19,242 for the three and six month ended September 30 2005, respectively.

Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two $250,000 and one $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2007 and a $477,500 note payable. During the three months ended June 30, 2005, notes payable and the related accrued interest due to this entity totaling $1,837,732 were converted at a rate of $0.40 per share for a total of 4,594,330 shares of common stock. In May 2006, $250,000 principal due and $51,000 of accrued interest was converted to stock at .37 cents a share. In September 2006 a total of $1,010,850 in notes payable and current liabilities were converted to common stock at .25 cents for a total of 4,042,602 shares of common stock. Interest incurred on these debentures and note was $27,992 and $70,343 during the three and nine month periods ended September 30, 2006 and $15,838 and $79,450 for the three and nine month ended September 30 2005, respectively.

AFFILIATED ENTITIES

The Company also entered into an operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. In May 2006, an additional lease was added to include warehouse space. Rents charged by this entity for the three and nine months ended September 30, 2006 and 2005 were $7,962 and $15,487 and $1,662 and $3,325, respectively.

Ronald Salestrom, a former contract employee, is the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom 1.5% of net sales generated by the Company as a result of holding the patent. As of September 30, 2006, total royalties earned were $4,851. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the nine months ended September 30, 2006, the Company recognized interest income on this note of $1,350 and $2,025, respectively. Accrued interest receivable at September 30, 2006 is $2,709.

10. CONCENTRATIONS

The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, the Company did not exceed those limits.

During the nine month period ended September 30, 2006, sales to three customers aggregated to approximately 37% of total sales for the period. Approximately 56% of the accounts receivable balance at September 30, 2006 was comprised of balances due from three customers.

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

In September 2005, the Company entered into a Consulting Agreement (the "Agreement") with Telperion Business Consultants, LLC located in New York ("Telperion"). The Agreement provides that Telperion will perform consulting services, including business introductions, strategic planning, and assisting the Company's management in developing and implementing the Company's investor relations/public relations plan. The Agreement has a term of 180 days at which time the Company and Telperion can extend the Agreement for another term. The Agreement may be cancelled by either party with 30 days written notice after the first 60 days of the Agreement. The Company will pay Telperion $1,000 upon signing the Agreement and $5,000 per month. The monthly payment will accrue until such time as a financing is completed by the Company. In addition, 100,000 shares of common stock of the Company stock will be issued by the Company to Telperion according to the following schedule: 50,000 shares upon signing the Agreement and 50,000 shares upon the closing of the Company's next financing. The contract has expired and the Company will remit the $30,000.

On February 7, 2006 the Company hired Donette Lamson as Vice President for Turf and Horticulture and Woodrow Thorpe as Director of Development. Both parties received three year contracts. The Company issued 75,000 shares of restricted common stock to both Lamson and Thorpe as consideration of them assigning their trade secrets, proprietary information, trade marks, and customer lists.

On March 6, 2006, the Company entered into a Professional Services Agreement with Grosvenor Financial Partners, LLC, a Delaware corporation, located in New Jersey. The Agreement provides that Grosvenor will provide advisory and consulting services in connection with qualifying suitable strategic partners and other business opportunities. The Agreement has a term of three years from the date an introduction is made. The Company will pay Grosvenor $2,500 per month for five months and $5,000 per month for twelve months if the Company enters into a strategic partnership agreement with a client introduced by Grosvenor.

On March 8, 2006, the Company entered into a Brokerage Services Agreement with Alchemy Alternatives, Inc., a registered broker/dealer with the Securities and Exchange Commission and member of the National Association of Securities Dealers, Inc., located in California.

The Brokerage Agreement provides that Alchemy will provide brokerage and advisory services in connection with obtaining financing for the Company in an amount up to $10,000,000. The Agreement has a term of three years from the date an introduction is made. The Company will pay Alchemy a cash fee of 10% and common stock in the amount of 10% of the amount of financing received from an introduction by Alchemy.

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

Except as otherwise indicated, there are no material relationships between the Company or its affiliates and any of the parties to the agreements described above.

On July 7, 2006, the Company entered into an acquisition agreement with Smart World Organics, Inc. ("Smart World"). Pursuant to the agreement, the Company paid a $120,000 refundable deposit towards the acquisition of all of the outstanding shares of Smart World. The agreement provides that, upon closing, all of the shareholders of Smart World will exchange all of their shares of common stock in Smart World for 2,300,000 shares of the common stock of the Company. As of November 13, 2006, this transaction has not yet been finalized and the $120,000 deposit is included in other current assets as of September 30, 2006.

On November 3, 2006, the Company entered into an agreement to lease approximately 100 acres of land in San Mateo, California. Per the terms of the agreement, the Company is required to pay rent of $100,000 per year for a total of seven years or $700,000. The annual rent is due in advance each year of the agreement. In addition, the Company is required to pay a $100,000 security deposit.

CAPITAL LEASES

The Company leases certain equipment under capital leases that expire through 2010. Minimum required lease payments under the lease agreements for the years ending December 31 are as follows:

     Year ending December 31,
  Three months remaining in 2006                                   $  8,142
          2007                                                       32,569
          2008                                                       25,256
          2009                                                       21,600
          2010                                                       19,800
          Thereafter                                                      0
                                                                   --------
                Total                                               107,368
       Less: Amount representing interest                           (27,318)
                                                                   --------
                Total payments, net of interest                      80,040
       Less: Current portion                                        (20,938)
                                                                   --------
                Total long term minimum lease payments             $ 59,102
                                                                   ========

Equipment under capital leases is included in machinery and equipment as follows:

                                                                  September 30,
                                                                     2006
                                                                   ---------

Machinery and equipment                                            $ 107,000
Less: Accumulated depreciation                                       (23,822)
                                                                   ---------
                                                                   $  83,178
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

OVERVIEW

We own patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. During the last three years, we have devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of our polymer products. Additionally, we developed the M-216 Polymer Injector, an injection machine designed to install our products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. On March 21, 2006, we acquired the US Patent on a slow release liquid fertilizer through our acquisition of Advanced Fertilizer Technologies, Inc.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                       Nine months Ended      Nine months Ended
                                       September 30, 2006     September 30, 2005
                                       ------------------     ------------------
                                          (unaudited)            (unaudited)
Statement of Operations Data:
Revenue                                  $    440,967           $    517,318

(Loss)                                   $ (1,772,864)          $ (1,427,871)
(Net Loss) Per Share                     $      (0.07)          $      (0.07)
Balance Sheet Data:
Current Assets                           $    611,486           $    605,899
Total Property & Equipment, Net          $    337,218           $    336,535
Patents, Net                             $  2,222,864           $    409,868
Net Deferred Tax Asset                   $          0           $          0
Total Assets                             $  3,204,277           $  1,424,346
Total Current Liabilities                $    676,214           $    358,578
Accumulated Deficit                      $(15,763,270)          $(13,458,631)

NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

REVENUES

Revenues for the nine months ended September 30, 2006 were $440,967 compared to $517,318 for the same period in 2005, a decrease of 14.75%. This decrease in revenue was the result of the increase in energy costs and climatic conditions experienced in our markets.
..
COST OF SALES

Cost of goods sold for the nine months ended September 30, 2006 were $286,161 compared to $325,167 for the nine months ended September 30, 2005, a decrease of 12%. The cost of sales is consistent with the gross sales figures, increased material costs and a direct result of our purchasing controls.

INVENTORY

Inventory balances were $387,034 for the nine months ended September 30, 2006 compared to $415,577 for the nine months ended September 30, 2005.

OPERATING EXPENSES

Operating expenses increased by approximately 6.5% from $1,620,022 for the nine months ended September 30, 2005 compared to $1,726,017 for the nine months ended September 30, 2006. This increase in operating expenses was primarily a result of the increase in our amortization costs.

INCOME TAXES

We did not provide for income tax expense or provision for the period ended September 30, 2006 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

We experienced a net loss from operations of $(1,772,864) for the nine months ended September 30, 2006 as compared to a net loss of $(1,543,643) for the nine months ended September 30, 2005. The increase in the net loss is related to an increase in our sales and marketing efforts of $151,953. We also increased our interest expenses by $72,089 and our amortization expenses increased by $128,110. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $517,318 for the nine months ended September 30, 2005 to $440,967 for the nine months ended June 30, 2006. This decrease in revenue was the result of the increase in energy costs and climatic conditions experienced in our markets.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $14,577 and $28,870 at September 30, 2006 and 2005, respectively. Net cash used by operations was $(1,262,248) for the period ended September 30, 2006 compared to net cash used by operations of $(1,181,859) for the comparable period ended September 30, 2005. We have historically relied upon one of our directors and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at September 30, 2006, the outstanding balance of the debentures was $965,712 and at September 30, 2005, the outstanding balance of the debentures was $981,285. At September 30, 2006, convertible debentures consisted of $770,000 of 8% per annum debentures at a rate of $0.50 per share and $195,712 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted, we would issue an additional 1,605,238 shares. Interest expense for the nine months ended September 30, 2006 was $189,887 and interest expense for the nine months ended September 30, 2005 was $117,798.

We have a working capital deficit (current assets less current liabilities) of $(64,728) as of September 30, 2006 compared to working capital of $247,321 as of September 30, 2005. Our increase in current liabilities is directly related to the cost of our inventory.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(15,763,270) and a working capital deficit of approximately $(64,728) as of September 30, 2006. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

We have capitalized approximately $380,000, less accumulated depreciation of $185,619 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which we based our plan of operations. The carrying value of these licensing rights was $363,024 at September 30, 2006.

On March 14, 2006, we purchased Advanced Fertilizer Technologies, Inc., including patent 5,443,613, "A Method for Producing Suspension Fertilizer." The acquisition for this patent was approximately $1,950,000. Management periodically evaluates the carrying value of this asset for impairment. The patent is critical to the process by which we based our plan of operations. The carrying value of this patent was $1,816,024 at September 30, 2006.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 21, 2006, we, along with Richard Roos and Dick Hansen (collectively, "Plaintiffs"), filed a Complaint in the United States District Court, District of Arizona against Earth Chem, Inc. ("Defendant") seeking declaratory relief that Plaintiffs are not infringing on a patent allegedly owned by Defendant, for declaratory relief that a patent purportedly owned by Defendant is unenforceable, and enjoining Defendant from threatening the Plaintiffs' customers, suppliers, dealers and users of Sircle Saver Sacks with statements or representations that they are infringing upon a patent owned by Defendant, as well as attorneys fees and costs. This matter is in an early stage and Defendant has not yet been served with the Complaint.

To the best knowledge of management, there are no other legal proceedings pending or threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information may be obtained from our Information Statement on Schedule 14C filed with the Securities and Exchange Commission on November 6, 2006.

ITEM 5. OTHER INFORMATION

On November 3, 2006, we entered into a Land Lease with Zion Half Moon, L.P. whereby we leased approximately 100 acres of land in San Mateo County, California, for a period of seven years at a rate of $100,000 per year. We plan to use this land as a campus for agricultural and horticultural demonstrations using our products.

ITEM 6.  EXHIBITS

The following Exhibits are filed herein:

 No.                                  Title
 ---                                  -----
10.1     Land Lease with Zion Half Moon, L.P., dated November 3, 2006
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 13, 2006          AMERICAN SOIL TECHNOLOGIES, INC.


                                  By:  /s/ Carl P. Ranno
                                       -----------------------------------------
                                       Carl P. Ranno
                                  Its: President, Chief Executive Officer, Chief
                                       Financial Officer
                                       (Principal Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)