Form 10KSB
period 2006-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2007-04-18
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2006

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

For the year ended December 31, 2006, our revenue was $586,002.

As of April 13, 2007, the number of shares of common stock outstanding was 43,519,574. The aggregate market value of our common stock held by non-affiliates of the registrant as of April 13, 2007 was approximately $1,581,929 (based upon 6,084,344 shares at $0.26 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998; (iii) Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000; (iv) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); (v) Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002; (vi) Form 10-QSB for the quarterly period ended September 30, 2002, filed on November 13, 2002;
(vii) Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004; (viii) Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004; (ix) Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 31, 2005; (x) Form 10-QSB for the quarterly period ended March 31, 2005, filed on May 20, 2005; (xi) Form 10-QSB for the quarterly period ended June 30, 2005, filed on August 15, 2005; (xii) Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005; (xiii) Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006;
(xiv) Form 10-QSB for the quarterly period ended March 30, 2006, filed on May 17, 2006 ; (xv) Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006; and (xvi) Form 10-QSB for the quarterly period ended September 30, 2006, filed on November 14, 2006 are incorporated in Part III,
Item 13.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1   DESCRIPTION OF BUSINESS .........................................   1

ITEM 2   DESCRIPTION OF PROPERTY .........................................   6

ITEM 3   LEGAL PROCEEDINGS ...............................................   6

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   6

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS .......   7

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ..........................................   8

ITEM 7   FINANCIAL STATEMENTS ............................................  12

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE ...........................................  12

ITEM 8A  CONTROLS AND PROCEDURES .........................................  12

ITEM 8B  OTHER INFORMATION ...............................................  12

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ..............  13

ITEM 10  EXECUTIVE COMPENSATION ..........................................  15

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS ................................  19

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................  20

ITEM 13  EXHIBITS ........................................................  21

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................  23

SIGNATURES ...............................................................  24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

DEVELOPMENT OF BUSINESS

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., was incorporated in California on September 22, 1993 in the soil remediation business. In May 2002, we decided to discontinue the soil remediation business.

BUSINESS OF ISSUER

We develop, manufacture and market cutting-edge technology that decreases the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture. Our products enhance growing environments and reduce the environmental damage caused by common growing practices.

We manufacture three primary products: Agriblend(R), a patented soil amendment developed for agriculture; Soil Medic, a patented slow release liquid fertilizer; and NutrimoistL(R), developed for homes, parks, golf courses and other turf related applications.

We market our products primarily in the United States. We are continually adding sales representatives and distributors in both the agriculture and turf industries. The following table shows the current distributors and sales representatives of our products and products we license from others:

Distributor/Sales
 Representative                Product                   Territory
 --------------                -------                   ---------
Gigot Aqua Services         Agriblend(R)          Kansas, Oklahoma, Nebraska,
                            Nutrimoist(R)         Colorado, northern Texas,
                            Extend(TM)            northern New Mexico
                            Stockosorb(R)
                            Sircle Saver Sacks(R)

The Pacific Tree Company    Agriblend(R)          Exclusive distributor of our
                            Soil Medic            products for the Paulownia
                            Nutrimoist(R)         Megafolia  Tree in the United
                                                  States

Environmental Development   Nutrimoist            Kuwait and the UAE
Company                     Agriblend

Donald Weishuhn             Agriblend(R)          The state of Texas from south
                            Nutrimoist(R)         of Lubbock to Dallas
                            Extend(TM)
                            Stockosorb(R)
                            Stockopam(R)
                            Dust Contain

Turf Masters                Soil Medic(TM)        San Diego and Orange Counties
                            Soil Therapy(TM)      California and Northern Mexico

Ag Pro Tech, Inc.           Agriblend(R)          Eastern North Dakota and
                            Nutrimoist(R)         Western Minnesota
                            Extend(TM)
                            Stockosorb(R)
                            Stockopam(R)
                            Dust Contain

Reinke Pasco, Inc.          Agriblend(R)          Washington
                            Nutrimoist(R)
                            Extend(TM)
                            Stockosorb(R)
                            Stockopam(R)
                            Dust Contain
                            Sircle Saver Sack(R)

The Kern Company            Agriblend(R)          Washington
                            Nutrimoist(R)
                            Extend(TM)
                            Stockosorb(R)
                            Stockopam(R)
                            Canal Seal
                            Dust Contain
                            Anchor MP
                            Sircle Saver Sack(R)
                            Hydromulch

Pure Chemicals              Nutrimoist and        Israel
                            future products

We also act as a distributor for products manufactured by others as follows:

 Manufacturer                                   Product                            Territory
 ------------                                   -------                            ---------
Stockhausen, Inc.                 Stockhausen products which are of            Western United States
                                  the highest quality cross-link and
                                  linear polymer products available
                                  for water and nutrient retention
                                  in the Agricultural industry

JT Water Management LLC           Extend(TM), a liquid linear polymer,         Western United States
                                  and Contain, a dust control
                                  technology

Richard Roos                      Sircle Saver Sack(R)                         Exclusive Worldwide
                                  Soil Saver Sack(TM)

Midwest Industrial Supply, Inc.   Soil-Sement(R)and Envirokleen(R),            Those areas where the
                                  environmentally certified dust and           manufacturer does not already
                                  erosion control products                     have an exclusive dealer or
                                                                               distributor

On July 7, 2006, we acquired Smart World Organics, Inc. as a wholly-owned subsidiary. Smart World is a "C" corporation located in Hudson, Florida. Its founder, Ray Nielsen, with degrees in animal and soil science, has 35 years' experience developing organic solutions. Their organic and sustainable products have been developed through a unique research approach that appears to have separated Smart World from much of the competition in the market place. Smart World manufactures almost all its products based on formulas developed by the founder, Mr. Neilsen, over a 30-year period. The products are sold directly to the end user and through distributors on a worldwide basis.

Smart World provides next-generation organic and sustainable fertilizers to commercial and residential customers worldwide. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

The product line includes homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants.

Smart World distributes products to many countries including China, Japan, Taiwan, the United Arab Emirates, Turkey, Greece, Spain and Costa Rica. They have also made major ties with cotton growers throughout the United States and Argentina.

American Soil Technologies, Inc. issued 2,300,000 shares of common stock to the shareholders of Smart World in exchange for 100% of the shares of common stock of Smart World and assumed approximately $400,000 in notes and trade payables.

On December 20, 2006, we entered into an Intellectual Property Purchase Agreement with Ray Nielsen whereby we purchased from Mr. Nielsen any and all intellectual property of Mr. Nielsen, including all formulas developed by Mr. Nielsen over the past 30 years, including but not limited to all formulas and intellectual property used in the business of Smart World Organics, Inc., including all graphics and logos; all domain names and URL's; any proprietary software and its source code; all existing content and HTML files; all branding and trademarks; all trade names; all services marks; all copywritten material; all patents; and all products and proceeds of the foregoing, in any form whatsoever and wheresoever located (collectively the "Intellectual Property"), in exchange for a convertible debenture in the amount of $1,500,000 and bearing an interest rate of 8% per annum (the "Convertible Debenture").

The Convertible Debenture is secured by the Intellectual Property. The principal of the Convertible Debenture and any unpaid accrued interest thereon is due and payable on January 19, 2008. We will make quarterly interest payments until the Maturity Date. The Convertible Debenture is convertible at the option of Mr. Nielsen at any time prior to the Maturity Date into shares of our common stock at a conversion price equal to the closing price of the Company's common stock for the day immediately proceeding the date of conversion.

COMPETITION

To the best knowledge of our management, there is no direct competition for our Agriblend(R) product, however, earlier polymer based technology was very expensive and the remembrance of its cost has a negative effect on marketing

Agriblend(R). Accordingly, educating the end user regarding the benefits of using Agriblend(R) and gaining general acceptance of the new "micro grain" technology are obstacles to marketing the product.

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

The newly acquired slow release fertilizer Soil Medic does not seem to have competition at this time.

There is competition for some of the organic products that we distribute through Smart World. However, those organic and sustainable products that are manufactured by Smart World utilizing its unique and confidential formulas and, thus, have very limited competition in our markets.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen, our exclusive supplier; Ciba Specialties; and Floerger. All other components of our products are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona and Pacoima, California. Nutrimoist(R) is blended by us through contract blenders and is a combination of different formulations, which include our polymer products. Two licensees under our patent manufacture our liquid slow release fertilizer. Custom blending of Soil Medic, as needed, is performed by us at our facility in Valley Springs, California. Our organic products are manufactured at our Smart World plant in Hudson, Florida. The Agro Tower is manufactured for us by Make-It Manufacturing in Paso Robles, California.

DEPENDENCE ON MAJOR CUSTOMERS

We are not dependent on any one customer for a substantial portion of our sales of any product.

INTELLECTUAL PROPERTY

We have six patents on the M-216 Polymer Injector machine designed to install our Nutrimoist(R) product into mature turf.

On March 21, 2006, we acquired the U.S. patent on a slow release liquid fertilizer through our acquisition of Advanced Fertilizer Technologies, Inc.

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

We own registered trademarks on the names, Agriblend(R) and Nutrimoist(R).

We have world wide marketing rights to a patented product known as the Agro
Tower.

We own the right to 39 formulas used to manufacture organic and sustainable soil amendments, fertilizers and insecticides.

GOVERNMENT APPROVAL

Agriblend(R) and our other polymers are subject to regulatory standards developed by the Environmental Protection Agency ("EPA") that are applicable to maximum monomer concentrations in polymers. Polymer products cannot exceed monomer concentrations of 200 mg/kg. All of the polymers we use are well below the maximum monomer standard.

Many of our products are organically approved through NOP and registered under EPA section 25B.

RESEARCH AND DEVELOPMENT COSTS

We spent $18,329 on research and development during the year ended December 31, 2006 as compared to $149,023 spent on research and development during the year ended December 31, 2005.

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

EMPLOYEES

As of the date hereof, we have 17 full-time employees and two part-time employees. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement terminates on December 31, 2008. We also rent storage space in Tucson and Phoenix, Arizona for approximately $200 per month. On February 20, 2006, we assumed a commercial lease on 2,000 square feet of industrial property in Valley Springs, California. This facility is used to store equipment and special blend Soil Medic. The lease on a month to month at $2,100 per month.

ITEM 3. LEGAL PROCEEDINGS

On or about September 21, 2006, we, along with Richard Roos and Dick Hansen (collectively, "Plaintiffs"), filed a Complaint in the United States District Court, District of Arizona against Earth Chem, Inc. ("Defendant") seeking declaratory relief that Plaintiffs are not infringing on a patent allegedly owned by Defendant, for declaratory relief that a patent purportedly owned by Defendant is unenforceable, and enjoining Defendant from threatening the Plaintiffs' customers, suppliers, dealers and users of Sircle Saver Sacks with statements or representations that they are infringing upon a patent owned by Defendant, as well as attorneys fees and costs. This matter has been dismissed and the parties have resolved their differences.

To the best knowledge of our management, there are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2006, a majority of our shareholders executed a majority consent in lieu of an annual meeting to avoid the expense of holding an annual meeting. The majority shareholders voted to amend our Articles of Incorporation increasing our total authorized capital stock from 110,000,000 shares to 125,000,000 shares of which 100,000,000 shares are common stock with a par value of $.001 per share (the "Common Stock") and 25,000,000 shares are preferred stock with a par value of $.001 per share (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series with such rights, privileges, preferences, and prohibitions as shall be stated in resolutions adopted by the Board of Directors providing for the issuance of Preferred Stock.

The majority shareholders also ratified the appointment of Epstein, Weber & Conover, PLC, as our independent public accountants and elected the following four directors for a term of one year or until their successors are duly elected and qualified:

                        Louie Visco
                        Carol P. Ranno
                        Neil C. Kitchen
                        Scott Baker

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                High        Low
                                                ----        ---
     2005
          First Quarter...................      0.85        0.36
          Second Quarter..................      0.55        0.35
          Third Quarter...................      0.63        0.30
          Fourth Quarter..................      0.40        0.21

     2006
          First Quarter...................      0.34        0.18
          Second Quarter..................      0.95        0.22
          Third Quarter...................      0.44        0.22
          Fourth Quarter..................      0.40        0.17

On April 13, 2007, the closing sale price was $0.26.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of April 13, 2007, there were 304 shareholders holding certificated securities and approximately 424 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Atlas Stock Transfer, 5899 South State, Murray, Utah 84107.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Between September 22, 2006 and October 17, 2006, we issued Convertible Debentures in the total amount of $220,000 payable in one year with an interest rate of 8%. The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that the investors are "accredited investors" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On December 28, 2006, we issued 2,300,000 shares of common stock to the shareholders of Smart World Organics, Inc. in exchange for 100% of the shares of common stock of Smart World pursuant to our Acquisition Agreement with Smart World. We Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that the investors were "accredited investors" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our selected financial information:

                                               Year Ended           Year Ended
                                               December 31,         December 31,
                                                  2006                 2005
                                               ----------           -----------
                                               (Audited)              (Audited)
Statement of Operations Data:
  Revenue                                         586,002               643,688
  Loss From Continuing Operations               2,311,945            (2,075,422)
  Gain/(Loss) From Discontinued Operations           0.00                  0.00
  (Net Loss)                                    2,311,945            (2,075,422)

  (Continuing Operations) Loss Per Share            (0.09)                (0.10)
  (Net Loss) Per Share                              (0.09)                (0.10)

Balance Sheet Data:
  Current Assets                                  593,337               713,877
  Total Property & Equipment, Net                 401,862               385,654
  Patents, Net                                  4,553,772               398,157
  Deferred Tax Asset                                 0.00                  0.00

Total Assets                                    5,648,971             1,559,903
Total Current Liabilities                       1,159,130               667,437
Accumulated Deficit                            16,302,356           (13,990,409)
Stockholders' Equity                            1,526,196              (582,713)


FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005 (AUDITED)

REVENUES

Revenues for the fiscal year-ended December 31, 2006 were $586,002 compared to $643,688 for the fiscal year ended December 31, 2005, a decrease of 8.9%. This decrease is indicative of the increased cost of our products and a general increase in the cost of farming.

COST OF SALES

Cost of goods sold increased to $412,720 for the fiscal year ended December 31, 2006 from $405,426 for the fiscal year ended December 31, 2005. The increase in the cost of goods was caused by price increase for certain raw material that had not been passed on to our customers by year-end and increased freight charges.

INVENTORY

Inventory balances increased to $336,336 at December 31, 2006 from $212,960 at December 31, 2005. We previously would only purchase raw materials upon receipt of a customer order. To facilitate quicker order filling processes and reducing the cost of materials' by ordering in bulk, we began to inventory larger volumes of raw materials in the period ended December 31, 2006

OPERATING EXPENSES

Operating expenses increased by approximately 2.9% for the period ended December 31, 2006. This increase in operating expenses was a result of the increased costs of sales and marketing.

NET LOSS

For the reasons detailed above, we experienced losses in our last three fiscal years. We expect that as a result of our efforts during the last three years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenue from the sale of products decreased from $643,688 during our prior fiscal year to $586,002 in our current fiscal year. Since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year 2007. However, given the gross margins of our new products in turf and the acquisition of Smart World Organic, future operating results should be improved.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $80,338 and $272,648 at December 31, 2006 and at December 31, 2005, respectively. Net cash used by operations was $1,676,652 for the year ended December 31, 2006 as compared to $1,320,819 for the year ended December 31, 2005. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at December 31, 2006, the outstanding balance of the debentures was $2,681,610 and at December 31, 2005, the outstanding balance of the debentures was $977,579. At December 31, 2006, convertible debentures consisted of one $1,500,000 of 8% debenture convertible at the closing price on the day immediately preceding the day of conversion, $770,000 of 8% per annum debentures at a rate of $0.50 per share, $130,000 of 8% debenture convertible at $0.28 per share, $30,000 of 8% per annum debentures at a rate of $0.30 per share, $60,000 of 8% per annum debentures at a rate of $0.25 per share, and $191,610 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted today, we would issue an additional 8,177,386 shares. Interest expense for the year ended December 31, 2006 was $191,598 and interest expense for the year ended December 31, 2005 was $150,865.

We have a working capital deficit (current assets less current liabilities) of $(565,793) as of December 31, 2006 compared to a working capital of $46,440 as of December 31, 2005.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $16,302,356 and a working capital deficit of approximately $565,793 as of December 31, 2006. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

We will consider both the public and private sale of securities and debt instruments for expansion of our operations if such expansion would benefit our overall growth and income objectives. Should sales growth not materialize, we may look to these public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would, at a minimum, negatively impact our ability to timely meet our business objectives.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have recorded a net deferred income tax asset of $5,535,000. Management determined that because we had yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

We have capitalized approximately $380,199 less accumulated depreciation of $223,148 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which we based our plan of operations. The carrying value of these licensing rights was $352,876 at December 31, 2006.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------
Carl P. Ranno             67       Director, Chief Executive Officer, President,
                                   Chief Financial Officer

Neil C. Kitchen           59       Director, Vice President

Diana Visco               48       Secretary

Louie Visco               91       Chairman of the Board of Directors

Scott Baker               49       Director

Johnny Dickinson          65       Vice President Marketing

Donette Lamson            42       Vice President Turf and Horticulture

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the "named executive officers") for our last two fiscal years. There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees. We have an employment agreement with Donette Lamson.

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

      Name and                                                                      Non-Equity
      Principal                                             Stock        Option    Incentive Plan     All Other
      Position          Year    Salary ($)    Bonus($)    Awards($)     Awards($)  Compensation($)  Compensation($)  Total($)
      --------          ----    ----------    --------    ---------     ---------  ---------------  ---------------  --------
Carl P. Ranno, CEO,      2006   $120,000       $ 0        $      0       $  0          $  0             $ 0          $120,000
President, CFO           2005   $120,000       $ 0        $ 50,750       $  0          $  0             $ 0
(Principal Executive
Officer)

Neil C. Kitchen,         2006   $ 79,484       $ 0        $      0       $  0          $  0             $ 0          $ 79,484
Vice President           2005   $ 79,484       $ 0        $ 35,000       $  0          $  0             $ 0          $114,484

Donette Lamson,          2006   $ 75,000       $ 0        $      0       $  0          $  0             $ 0          $      0
Vice President(1)

Johnny Dickinson,        2006   $ 64,000       $ 0        $      0       $  0          $  0             $ 0          $ 64,000
VP-Marketing             2005   $ 64,000       $ 0        $ 22,400       $  0          $  0             $ 0          $ 99,000

----------
1. Joined us in January 2006.

GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2006.

                                                  Option Awards                                             Stock Awards
                  --------------------------------------------------------------------------   -------------------------------------
                                                                                                                            Equity
                                                                                                                           Incentive
                                                                                                                             Plan
                                                                                                              Equity        Awards
                                                                                                             Incentive      Market
                                                                                                               Plan           or
                                                                                                              Awards:       Payout
                                                 Equity                                                     Number of      Value of
                                               Incentive                                          Market     Unearned      Unearned
                                              Plan Awards:                         Number of     Value of     Shares,       Shares,
                  Number of      Number of     Number of                           Shares of      Shares     Units or      Units of
                 securities     securities     Securities                           Units of     or Units      other        other
                 Underlying     Underlying     Underlying                            Stock       of Stock     rights        rights
                 Unexercised    Unexercised    Unexercised   Option      Option    that have       that      that have       that
                   Options(#)    Options(#)     Unearned    Exercise   Expiration     not        have not       not        have not
Name             Exercisable   Unexercisable   Options(#)   Price($)      Date      vested(#)    vested($)    vested(#)    vested($)
----             -----------   -------------   ----------   --------      ----      ---------    ---------    ---------    ---------

Carl P. Ranno,     150,000          -0-            -0-         $0.50       6/30/12       -0-          -0-          -0-          -0-
CEO, President,
CFO (Principal
Executive
Officer)

Neil C.            150,000          -0-            -0-         $0.50       6/30/12       -0-          -0-          -0-          -0-
Kitchen, Vice
President

Donette                -0-          -0-            -0-          N/A          N/A         -0-          N/A          -0-          -0-
Lamson, Vice
President

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

The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, 498,240 shares of common stock have been issued pursuant to the 2005 Plan.

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

We do not have any audit, nominating, compensation or other committee of our Board of Directors.

Scott Baker is our only independent director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 43,519,574 issued shares of common stock.

     Name and Address                              Amount and Nature of          Percent
 of Beneficial Owners (1)                          Beneficial Ownership        Ownership (2)
 ------------------------                          --------------------        -------------
Carl P. Ranno, CEO, President, CFO, Director            1,602,900 (3)                *
Neil C. Kitchen, Vice President, Director               1,551,455 (4)                *
Diana Visco, Secretary                                    712,000                    *
Louie Visco, Director                                  15,804,536 (5)             36.3%
Scott Baker, Director                                     504,818 (6)                *
Johnny Dickinson, Vice President                          174,000 (7)                *
Donette Lamson, Vice President                             75,000                    *
All executive officers and directors as
 a group (7 persons)                                   20,424,709                   47%
The Benz Group                                          2,819,061                  6.5%
FLD Corporation                                        12,985,476 (8)             29.8%
UTEK Corporation                                        6,993,974                   16%

----------
*    Less than 1%.
1. C/o the Company's address, 12224 Montague Street Pacoima, CA 91331, unless otherwise noted
2. Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
4. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
5. Consists of 2,819,061 shares of Common Stock held in the name of The Benz Group, a company in which Mr. Visco owns a majority interest; and a debenture convertible into 357,143 shares of Common Stock expiring on October 17, 2007, a warrant exercisable for 334,000 shares of Common Stock expiring on October 15, 2009, and 12,294,333 shares held in the name of FLD Corporation, a company in which Mr. Visco owns a majority interest.
6. Includes options to purchase 150,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
7. Includes options to purchase 60,000 shares of Common Stock at an exercise price of $0.50 expiring June 30, 2012.
8. Consists of a debenture convertible into 357,143 shares of Common Stock expiring on October 17, 2007, a warrant exercisable for 334,000 shares of Common Stock expiring on October 15, 2009, and 12,294,333 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Louie Visco, Director, is an owner and director of FLD Corporation, which holds a debenture which is convertible into 357,143 shares of common stock expiring on October 17, 2007, with an interest rate of 8%, a warrant exercisable for 334,000 shares of common stock expiring on October 15, 2009 and 12,294,333 shares of common stock.

Louie Visco, Director, is an owner and director of Benz Group, the holder of 2,819,061 shares of common stock.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement terminates on December 31, 2008.

ITEM 13. EXHIBITS

3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997(1)
3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997(1)
3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000(2)
3.4 Amendment to Articles of Incorporation of American Soil Technologies, Inc., dated August 4, 2003(3)
3.4      Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997(1)
3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998(4)
3.6      Amendment to Articles of Incorporation, dated November 30, 2006
4.1      Convertible Debenture - Lump Sum Contribution (Form)(5)
4.2      Convertible Debenture - Incremental (Form)(5)
10.1 License Agreement between Ron Salestrom, American Soils Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000(2)
10.2     Distributorship Agreement with Ag Specialties, LLC, dated June 27,
         2002(6 )
10.3 Distributorship Agreement with Gigot Agra Services, effective date August 15, 2002(7 )
10.4     Distributorship Agreement with Stockhausen, Inc., dated August 20,
         2002(6)
10.5 Distributorship Agreement with Bentonite Performance Minerals, dated August 26, 2002(6)
10.6 Distributorship Agreement with J T Water Management, dated September 20, 2002(6)
10.7 Distributorship Agreement with X-Treme Green Landcare, dated October 11, 2002(7)
10.8     Distributorship Agreement with Quantus Corporation, November 14, 20038
10.9     Sublease Agreement with The Customized Box Company, dated April 1,
         2004(8)
10.10    Dealer Agreement with HRE of Benton City dated August 31, 2004(9)
10.11    Dealer Agreement with Donald Weishuhn dated November 19, 2004(10)
10.12    Dealer Agreement with Ag Pro Tech, Inc., dated January 10, 2005(10)
10.13 Exclusive Worldwide Marketing Agreement with Dick Hansen and Richard Roos, dated February 18, 2005(10)
10.14    Dealer Agreement with Midwest Industrial Supply, dated March 2,
         2005(10)
10.15    Dealer Agreement with Jerry Schuelke, dated March 26, 2005(10)
10.16    Dealer Agreement with Reinke Pasco, Inc, dated May 6, 2005(11)
10.17 Financial Public Relations Consulting Agreement with Reynolds World Investment Enterprises, LLC, dated May 23, 2005(12)

10.18    Dealer Agreement with The Kern Company dated June 28, 2005(12)
10.19    Representation Agreement with Pure Chemicals, dated July 13, 2005(3)
10.20 Consulting Agreement with Telperion Business Consultants, LLC, dated September 6, 2005(3)
10.21 Strategic Alliance Agreement with UTEK Corporation, dated September 28, 2005(13)
10.22 Advertising and Marketing Agreement with Hortus, Ltd., dated October 3, 2005(13)
10.23 Promissory Note with Gary D. Willis and Cynthia A. Willis, dated December 15, 2005(3)
10.24 Professional Services Agreement with Grosvenor with Financial Partners, LLC, dated March 6, 2006(3)
10.25 Brokerage Services Agreement with Alchemy Alternatives, Inc., dated March 8, 2006(3)
10.26 Agreement and Plan of Acquisition with UTEK Corporation and Advanced Fertilizer Technologies, Inc., dated March 14, 2006(3)
10.27    Employment Contract with Donette Lamson, dated January 18, 2006(14)
10.28    Assignment Agreement from Donette Lamson, dated January 18, 2006(14)
10.29    Employment Contract with Woodrow Thorpe II, dated January 22, 2006(14)
10.30    Assignment Agreement from Woodrow Thorpe II, dated February 20,
         2006(14)
10.31    Dealer Agreement with Dreamscapes LTD., dated May 1, 2006(14)
10.32 Agency Agreement with Environmental Development Company of Kuwait, dated May 10, 2006(14)
10.33    Acquisition Agreement for Smart World Organics, dated July 7, 2006(15)
10.34    Land Lease with Zion Half Moon, L.P., dated November 3, 2006(16)
10.35 Exclusive Distribution Agreement dated December 7, 2006 with Make-It Manufacturing
10.36 Intellectual Property Purchase Agreement with Ray Nielsen, dated December 20, 2006
10.37    Security Agreement with Ray Nielsen, dated December 22, 2006
21       Subsidiaries
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32       Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002

----------
1. Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006.
4. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
5. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
6. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2002, filed on September 30, 2002.
7. Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2002 filed on November 13, 2002.
8. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
9. Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2004, filed on November 15, 2004.
10. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 31, 2005.
11. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2005, filed on May 20, 2005.
12. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2005, filed on August 15, 2005.
13. Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005.
14. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 30, 2006, filed on May 17, 2006.
15. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006.
16. Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2006, filed on November 14, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

EPSTEIN WEBER & CONOVER, PLC, CERTIFIED PUBLIC ACCOUNTANTS ("EPSTEIN")

Epstein was our independent auditor and examined our financial statements for the fiscal years ending December 31, 2006 and December 31, 2005. Epstein performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2006 and December 31, 2005.

AUDIT FEES

Epstein was paid aggregate fees of approximately $46,620 for the fiscal year ended December 31, 2006 and approximately $5,200 for the fiscal year ended December 31, 2005 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

AUDIT RELATED FEES

Epstein was not paid additional fees for either of the fiscal years ended December 31, 2006 or December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Epstein was paid fees in the amount of $1,675 for the fiscal year ended December 31, 2006 and fees of $0 for the fiscal year ended December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

ALL OTHER FEES

Epstein was not paid any other fees for professional services during the fiscal years ended December 31, 2006 and December 31, 2005.

AUDIT COMMITTEE

We do not have an audit committee.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: April 17, 2007          By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of American Soil Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of American Soil Technologies, Inc. and subsidiaries as of December 31, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Soil Technologies, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2006 and there was negative cash flow from operations of $1,662,935 for the year ended December 31, 2006. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in Note 2 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, SHARE-BASED PAYMENT.


/s/ Epstein, Weber & Conover, PLC
--------------------------------------
Scottsdale, Arizona
April 13, 2007

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                                                      $     80,338
   Accounts receivable, net of allowance of doubtful accounts of $37,556                69,855
   Inventory                                                                           336,336
   Prepaid expenses and other current assets                                           106,808
                                                                                  ------------
      Total current assets                                                             593,337
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $327,448                    401,862
DEPOSITS AND OTHER ASSETS                                                              100,000
INTELLECTUAL PROPERTY, net of accumulated amortization of $524,894                   4,553,772

                                                                                  ------------
    TOTAL ASSETS                                                                  $  5,648,971
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                               $    621,814
   Accrued liabilities                                                                  40,149
   Notes payable - current portion                                                     215,716
   Notes payable related party - current portion                                        22,000
   Capital lease obligation - current portion                                           21,810
   Debentures payable to related parties - current portion                             237,641
                                                                                  ------------
      Total current liabilities                                                      1,159,130
NOTES PAYABLE - long-term portion                                                       56,365
CAPITAL LEASE OBLIGATION - long-term portion                                            53,311
NOTES PAYABLE TO RELATED PARTIES                                                       410,000
DEBENTURES PAYABLE TO RELATED PARTIES - long term portion                            2,443,969
                                                                                  ------------
      Total liabilities                                                              4,122,775
                                                                                  ------------
STOCKHOLDERS' DEFICIT:
   Series A preferred stock, $0.50 stated value, 10,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                              1,381,849
   Series B preferred stock, $0.50 stated value, 4,500,000 shares
    authorized, issued and outstanding                                               2,250,000
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    34,144,648 shares issued and outstanding                                            34,145
   Paid in capital                                                                  14,162,558
   Accumulated deficit                                                             (16,302,356)
                                                                                  ------------
      Total stockholders' equity                                                     1,526,196
                                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  5,648,971
                                                                                  ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

                                                     Year Ended             Year Ended
                                                     December 31,           December 31,
                                                         2006                   2005
                                                     ------------           ------------
NET REVENUES                                         $    586,002           $    643,688
                                                     ------------           ------------

COST OF GOODS SOLD                                        412,720                405,426

                                                     ------------           ------------
GROSS INCOME                                              173,283                238,262
                                                     ------------           ------------

OPERATING EXPENSES
  General and administrative                            1,398,806              1,546,058
  Sales and marketing                                     448,799                318,882
  Research and development                                 18,329                149,023
  Depreciation                                            118,593                103,524
  Amortization                                            243,834                 46,844

                                                     ------------           ------------
      Total operating expenses                          2,228,361              2,164,331
                                                     ------------           ------------

OPERATING LOSS                                         (2,055,079)            (1,926,069)
                                                     ------------           ------------

OTHER (INCOME)/EXPENSE
  Interest expense and related costs                      191,598                150,865
  Other income                                             66,652                  1,188
  Interest income                                          (1,383)                (2,700)
                                                     ------------           ------------
      Total other (income)/expense                        256,866                149,353
                                                     ------------           ------------

LOSS BEFORE INCOME TAXES                               (2,311,945)            (2,075,422)
                                                     ------------           ------------

INCOME TAX  PROVISION                                          --                     --
                                                     ------------           ------------

NET LOSS                                             $ (2,311,945)          $ (2,075,422)
                                                     ============           ============

NET LOSS PER SHARE:
  Basic:                                             $      (0.08)          $      (0.10)
                                                     ============           ============
  Diluted:                                           $      (0.08)          $      (0.10)
                                                     ============           ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                28,338,775             21,837,059
                                                     ============           ============
  Diluted                                              28,338,775             21,837,059
                                                     ============           ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2006

                                                Common Stock                    Preferred A                 Preferred B
                                          Shares            Amount        Shares         Amount        Shares         Amount
                                          ------            ------        ------         ------        ------         ------
BALANCE DECEMBER 31, 2004               14,211,729       $ 14,212       4,763,699    $ 2,381,849              --    $        --
  Common stock issued for services         682,857            683
  Common stock issued to employees,
   officers and directors                  498,240            498
  Common stock issued for cash           2,996,350          2,996
  Options Excercised                        60,000             60
  Conversions of preferred stock to
   common stock                          2,000,000          2,000      (2,000,000)    (1,000,000)
  Conversion of debt and accrued
   interest to common stock              4,986,998          4,987
  Value of warrants issued with debt        66,000         66,000
  Net Loss
                                        ----------       --------      ----------    -----------      ----------    -----------
BALANCE DECEMBER 31, 2005               25,436,174       $ 25,436       2,763,699    $ 1,381,849              --    $        --
  Conversion of debt to common stock     1,204,000          1,204
  Common stock issued for trade
   secrets                                 150,000            150
  Preferred stock issued for trade
   secrets                                                                                             4,500,000     2,250,000
  Unvested shares as paid-in capital
  Common stock issued for cash             250,000            250
  Conversion of debt and accrued
   interest to common stock                 72,449             72
  Common stock issued in exchange
   for assets of an acquired companry       43,595             44
  Conversion of debt to common stock       600,000            600
  Conversion of accounts payable
   to common stock                          45,828             45
  Conversion of debt and accounts
   payable to common stock               4,042,602          4,044
  Common stock issued in exchange
   for shares of acquired companry       2,300,000          2,300
  Value of warrants issued with debt
  Net Loss
                                        ----------       --------      ----------    -----------      ----------    -----------
BALANCE DECEMBER 31, 2006               34,144,648       $ 34,145       2,763,699    $ 1,381,849       4,500,000    $ 2,250,000
                                        ==========       ========      ==========    ===========      ==========    ===========

                                           Paid-in         Accumulated
                                           Capital          Deficit              Total
                                           -------          -------              -----
BALANCE DECEMBER 31, 2004               $  7,787,321      $(11,914,989)      $ (1,731,607)
  Common stock issued for services           253,817                              254,500
  Common stock issued to employees,
   officers and directors                    223,710                              224,208
  Common stock issued for cash               651,811                              654,807
  Options Excercised                          29,940                               30,000
  Conversions of preferred stock to
   common stock                              998,000                                   --
  Conversion of debt and accrued
   interest to common stock                1,989,812                            1,994,799
  Value of warrants issued with debt
  Net Loss                                                  (2,075,422)        (2,075,422)
                                        ------------      ------------       ------------
BALANCE DECEMBER 31, 2005               $ 12,000,411      $(13,990,411)      $   (582,715)
  Conversion of debt to common stock         299,796                              301,000
  Common stock issued for trade
   secrets                                    33,600                               33,750
  Preferred stock issued for trade
   secrets                                                                      2,250,000
  Unvested shares as paid-in capital          29,715                               29,715
  Common stock issued for cash                49,750                               50,000
  Conversion of debt and accrued
   interest to common stock                   37,600                               37,672
  Common stock issued in exchange
   for assets of an acquired companry         16,087                               16,131
  Conversion of debt to common stock         149,400                              150,000
  Conversion of accounts payable
   to common stock                            11,411                               11,456
  Conversion of debt and accounts
   payable to common stock                 1,006,608                            1,010,652
  Common stock issued in exchange
   for shares of acquired companry           411,700                              414,000
  Value of warrants issued with debt         116,480                              116,480
  Net Loss                                                  (2,311,945)        (2,311,945)
                                        ------------      ------------       ------------
BALANCE DECEMBER 31, 2006               $ 14,162,558      $(16,302,356)      $  1,526,196
                                        ============      ============       ============

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

                                                                 Year Ended            Year Ended
                                                                 December 31,          December 31,
                                                                    2006                  2005
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(2,311,935)          $(2,075,422)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Provision for doubtful accounts                                   65,200                (5,306)
    Depreciation and amortization                                    362,427               150,367
    Loss on disposal                                                  11,968                    --
    Amortization of debt discount                                     74,411                11,000
    Common stock issued for services                                  29,715               254,500
    Common stock issued to employees and directors                        --               224,208
  Changes in assets and liabilities net of acquisition:
    Accounts receivable                                               67,027               (72,456)
    Receivables from officers and employees                               --                 1,541
    Prepaid and other current assets                                  (8,100)              (48,876)
    Deposits and other assets                                       (100,000)                9,924
    Inventory                                                        (90,776)              114,621
    Accounts payable                                                 266,614                78,901
    Accrued liabilities                                              (29,486)               36,179
                                                                 -----------           -----------
        Net cash used by operating activities                     (1,662,935)           (1,320,819)
                                                                 -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in business acquisition                                2,172
  Investment Purchase                                               (150,000)
  Purchase of intellectual property                                   (4,200)
  Purchases of property and equipment                                (37,466)              (75,000)
                                                                 -----------           -----------
        Net cash used for investing activities                      (189,494)              (75,000)
                                                                 -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                        1,372,841               480,500
  Proceeds from issuance of debt                                          --               300,000
  Proceeds from convertible debentures                               220,000               200,000
  Principal repayments on convertible debentures                     (15,968)              (14,455)
  Principal repayments on capital lease obligation                   (21,018)              (16,868)
  Repayments on notes payable                                       (320,736)              (17,984)
  Proceeds from exercise of stock options                                 --                30,000
  Proceeds from stock issuances                                       50,000               654,807
  Proceeds from sales/leaseback transaction                           75,000
  Proceeds from sale of preferred stock                              300,000                    --
                                                                 -----------           -----------
        Net cash provided by financing activities                  1,660,119             1,616,000
                                                                 -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                               (192,310)              220,181

CASH AND CASH EQUIVALENTS, beginning of period                       272,648                52,467
                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                         $    80,338           $   272,648
                                                                 ===========           ===========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005


                                                                 Year Ended           Year Ended
                                                                 December 31,         December 31,
                                                                    2006                 2005
                                                                 -----------          -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                   $   72,208          $   76,340
                                                                  ==========          ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease                          $        0          $        0
                                                                  ==========          ==========
  Conversion of Preferred Stock to Common Stock                   $        0          $1,000,000
                                                                  ==========          ==========
  Conversion of debt and interest to common stock                 $1,510,782          $1,994,799
                                                                  ==========          ==========
  Value of warrants issued with debt                              $        0          $   66,000
                                                                  ==========          ==========
  Common stock issued in exchange for intellectual property       $   33,750          $        0
                                                                  ==========          ==========
  Series B preferred stock issued in exchange for patent          $1,950,000          $        0
                                                                  ==========          ==========
  Common stock issued for equipment and inventory                 $   16,128          $        0
                                                                  ==========          ==========
  Common stock issued in acquisition and stock exchange           $  564,000          $        0
                                                                  ==========          ==========
  Convertible debenture issued in acquisition of
   intellectual property                                          $1,500,000          $        0
                                                                  ==========          ==========

   The accompanying notes are an integral part of these financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005


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

     The Company also expanded to provide next-generation organic and sustainable fertilizers thru the acquisition of Smart World Organics, Inc. on July 7, 2006 as well as an Intellectual Property Purchase Agreement with the founder, Ray Nielsen, that includes formulas and intellectual properties used in the business of Smart World Organics, Inc. on December 20, 2006.The product line includes homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has an accumulated deficit of $16,302,356. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

     INVENTORIES consist primarily of purchased polymer soil amendments and raw materials used to manufacture the organic products. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $118,593 and $103,524 for the year ended December 31, 2006 and 2005, respectively.

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The Patent acquired on March 15, 2006 is being amortized using the straight line method, over the eight (8) years left to expiration. The Intellectual Property purchased on December 20, 2006 is being amortized at 15 years. The carrying value of these assets is periodically evaluated for impairment. The formulas purchased on December 20, 2006 are valued $2,411,499.

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $243,834 and $262,367 for the year ended December 31, 2006 and 2005, respectively.

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

     STOCK-BASED COMPENSATION: In December 2002, the FASB approved SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used on reported results. These provisions allowed companies to account for stock-based compensation either under the new provisions or under the provisions of APB No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

     Prior to January 1, 2006, the Company accounted for stock based compensation under the recognition and measurement provisions of APB 25 and related interpretations, as allowed by SFAS 123. The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company's stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     There were no options granted in 2006 and all previously granted options were fully vested at December 31, 2005.

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

     The following summarizes information at December 31, 2006:

                    Options Outstanding                           Options Exercisable
    --------------------------------------------------    --------------------------------------
                                           Weighted
                         Number            Average        Weighted        Number        Weighted
                     outstanding at       Remaining        Average    Exercisable at    Average
        Range of       December 31,      Contractual      Exercise     December 31,     Exercise
    Exercise Prices       2006         Life (in years)     Price           2006          Price
    ---------------       ----         ---------------     -----           ----          -----
        $0.50           680,000             6.0            $0.50          680,000        $0.50

     None of the options were in the money at 12/31/06.

                      Warrants Outstanding                        Warrants Exercisable
    --------------------------------------------------    --------------------------------------
                                           Weighted
                         Number            Average        Weighted        Number        Weighted
                     outstanding at       Remaining        Average    Exercisable at    Average
        Range of       December 31,      Contractual      Exercise     December 31,     Exercise
    Exercise Prices       2006         Life (in years)     Price           2006          Price
    ---------------       ----         ---------------     -----           ----          -----
        $0.23            21,000             0.1            $0.23           21,000        $0.23
        $0.23           300,000             2.0            $0.23          300,000        $0.23
        $0.30           334,000             2.10           $0.30          334,000        $0.30
        $0.30           100,000             2.9            $0.30          100,000        $0.30
        $0.30           100,000             2.9            $0.30          100,000        $0.30
        $0.30           100,000             2.9            $0.30          100,000        $0.30
        $0.30           100,000             0.9            $0.30          100,000        $0.30

     No stock-based employee compensation cost is reflected in the December 31, 2006 or December 31, 2005 income statements, as all options granted under these plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of the grant. The following table illustrates the effect in net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                               Year Ended
                                                            December 30, 2006
                                                            -----------------
     Net Loss                                                  $(2,075,422)

     Deduct: Stock-based employee
     compensation expense determined
     under the fair value based method,
     net of tax                                                          0
                                                               -----------

     Pro forma net loss                                        $(2,075,422)
                                                               ===========

     Net loss per share as reported                            $     (0.10)
                                                               ===========

     Net loss per share pro forma                              $     (0.10)
                                                               ===========

     The per share weighted average fair values of warrants granted during the year ended December 31, 2006 was $0.23 on the date of the grant using the Black-Scholes option pricing model with the following assumptions: 1) Dividend Yield of 0%, 2) Volatility Factor of 204%, 3) Risk-Free Interest Rate of 3.38% and 4) Average Expected Life of 2 years.

     Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 requires that the Company report discontinued operations separately from continuing operations and long-lived assets to be disposed of at their fair value net of the cost of disposal.

     Reclassifications: Certain reclassifications have been made to the December 31, 2005 financial statements in order to conform to the December 30, 2006 presentation.

     Recently Issued Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS" (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company's financial position or results of operations.

     In December 2004, FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first reporting period beginning after June 15, 2005. Accordingly, the Company adopted SFAS 123(R) in first quarter of 2006 (see analysis above).

     In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("FASB Statement No. 156"). FASB No. 156 amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company's financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material such matters.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FASB No. 157"). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS ("FSP EITF 00-19-2"). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

3. INVENTORY

     Inventory is entirely comprised of finished goods or raw materials at December 31, 2006.

4. INTELLECTUAL PROPERTY

     On December 31, 1999 the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $243,834 and $46,846 for the year ended December 31, 2006 and 2005, respectively.

     On March 15, 2006, the company acquired a patent and $300,000 cash for 4,500,000 shares of Series B preferred stock having a value of $2,250,000. The value was determined based on the equivalent value of common stock at the stated conversion price of $2,250,000. The acquired company had no operations and owned the patent on a slow release fertiziler used primarily in the turf segment of its business. The company will collect royalty revenues from two existing licenses and will sell products derived from the patents directly to its customers including qualified distributors. The patent has approximately 8 years left to expiration. The acquired company also had cash deposits of $300,000 effectively resulting in the sale of preferred stock for $300,000 and the patent rights. The amortization expense was $188,656 for the year ended December 31, 2006. On December 20, 2006, the company purchased exclusive soil additive formulas, proprietary software, trademarks and patents. The intellectual property was valued at $2,411,499, which was purchased with issuance of a $1,500,000 convertible 8% debenture and $911,499 of the Smart World Acquisition was added. The intellectual property is being amortized using the straightline method over 15 years. The amortization expense was $8,333 for the year ended December 31, 2006. The following summarizes the estimated future amortization expense of the intellectual property:

     Year                                                Amount
     ----                                                ------
     2007                                             $  452,328
     2008                                                452,328
     2009                                                452,328
     2010                                                452,328
     2011                                                452,328
     Thereafter                                        2,292,132
                                                      ----------

       Total                                          $4,553,772
                                                      ==========

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2006:

     Machinery                                        $ 623,024
     Vehicle                                             57,615
     Office furnishings, fixtures and equipment          48,671
                                                      ---------
       Total                                            729,310
       Less accumulated depreciation                   (327,448)
                                                      ---------

          Property and equipment, net                 $ 401,862
                                                      =========

     Included in the machinery category is approximately $380,000 of capitalized costs associated with the construction of a demonstration injection machine. The machine was placed in service in the quarter ended March 31, 2004.

6. NOTE RECEIVABLE

     The $60,000 note receivable is due from an individual who was formerly contracted to perform services for the Company as its Chief Technical Officer, and who also holds the patents licensed to the Company. Under the original terms of the note receivable, the Company is to receive 4.5% interest on the note, to be satisfied through the reduction of royalties due to the individual. This interest was stopped as of June 30, 2006. During the year ended December 31, 2006, the Company recognized $1,350 in interest income and $812.36 in royalty expense, respectively, related to this agreement.

7. NOTES PAYABLE

     Notes payable at December 30, 2006 are comprised of the following:

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
     February 1, 2008.                                               $  250,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
     March 27, 2008.                                                    250,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
     February 1, 2008.                                                   25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
     February 1, 2008.                                                   25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
     August 15, 2008.                                                    20,000

     Note payable to a related party, original balance of
     $22,000, interest at prime rate payable monthly. Note is
     unsecured and due upon demand.                                      22,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal is convertible at a rate of $3.00 for one share of common
     stock. Note is unsecured.                                          191,610

     Convertible debenture to related party, original balance of
     $200,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
     February 1, 2008.                                                  200,000

     Convertible debenture to related party, original balance of
     $100,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.28 for one share of common stock. Note is unsecured. Principal due
     October 17, 2007.                                                  100,000

     Convertible debenture to related party, original balance of
     $1,500,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at the proceeding days rate for one share of common stock. Note is secured with
     Intellectual Property Purchased 12/20/06 from noteholder.
     Principal due January 19, 2008.                                  1,500,000

     Convertible debenture to an unrelated party, original
     balance of $30,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate of
     $0.25 for one share of common stock. Note is unsecured.
     Principal due October 1, 2007.                                      30,000

     Convertible debenture to an unrelated party, original
     balance of $30,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate of
     $0.30 for one share of common stock. Note is unsecured.
     Principal due October 1, 2007.                                      30,000

     Convertible debenture to an unrelated party, original
     balance of $30,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate of
     $0.25 for one share of common stock. Note is unsecured.
     Principal due October 1, 2007.                                      30,000

     Convertible debenture to an unrelated party, original
     balance of $30,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate of
     $0.28 for one share of common stock. Note is unsecured.
     Principal due October 1, 2007.                                      30,000

     Note payable to related party, original balance of
     $410,000, interest at prime rate and payable monthly. Note
     is unsecured. Principal is due December 31, 2009.                  410,000

     Note payable to lending institution, original balance of
     $48,542, and interest at 2.9% per annum. Requires monthly
     principal and interest payments of $736 through 2009.
     Collateralized by vehicle.                                          25,352

     Note payable to finance company, original balance of
     $75,000, and interest at 17.7% per annum. Requires monthly principal and interest payments of $1,814 through 2009.
     Collateralized by polymer injection machine.                        47,112

     Note payable to lending institution, original balance of
     $28,985, and interest at 6.99% per annum. Requires monthly principal and interest payments of $576 through 2008.
     Collateralized by vehicle.                                          12,920

     Note payable to an individual, original balance of $12,533, interest at 16%. Note is unsecured. Principal and interest
     are due March 27, 2007.                                             12,533

     Notes payables by various individuals at rates from 6% to
     20%, all due prior to the acquisition of Smart World
     Organics, Inc.                                                     271,231
                                                                     ----------
           Total                                                      3,482,758

           Less Debt Discount                                           (97,067)
                                                                     ----------

           Total                                                      3,385,691

           Less: current portion                                       (475,357)
                                                                     ----------

           Total long-term portion                                   $2,910,334
                                                                     ==========

     Future maturities of principal at December 30 are as follows:

     2007                                                            $  475,357
     2008                                                             2,731,972
     2009                                                                45,410
     2010                                                                23,783
     2011                                                                26,273
     Thereafter                                                          82,896
                                                                     ----------

              Total                                                  $3,385,691
                                                                     ==========

     The note payable of $410,000 and four of the convertible debentures totaling $800,000 are held by an entity that holds approximately 29% of the Company's common stock. Notes are payable in two years providing payment is not detrimental to the company.

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

     On December 20, 2006 the company purchased intellectual property through the issuance of an convertible 8% debenture.

8. PROVISION FOR INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Income taxes for the years ended December 31, are summarized as follows:

                                           December 31,         December 31,
                                              2006                 2005
                                            ---------            ---------
     Current Benefit                        $(866,369)           $(738,811)
     Deferred Provision                       866,369              738,811
                                            ---------            ---------

     Net income tax provision               $       0            $       0
                                            =========            =========

     A reconciliation of the differences between the effective and statutory income tax rates ended December 31, 2006 and December 31, 2005, is as follows:

                                      December 31, 2006      December 31, 2005
                                      -----------------      -----------------
    Federal                          $(765,380)     (34)%    $(705,650)    (34)%
    State                             (135,067)      (6)%     (124,527)     (6)%
    Additional valuation allowance     889,241      39.5%      827,698       40%
    Other                               11,206      -0.5%        2,478       --%
                                     ---------     -----     ---------    -----
    Effective rate                   $       0         0%    $       0       0%
                                     =========     =====     =========    =====

     At December 31, 2006, deferred income tax assets totaling $5,084,000 was comprised of $5,024,000 related to the tax effect of the federal and state net operating losses, and $60,000 related to differences in the book and tax bases of notes receivable, accounts receivable and intangible assets. The valuation allowance was increased by a total of $889,000 during the period ended December 31, 2006. At December 31, 2006, the Company had federal net operating loss carryforwards of $15,868,000 that expire from 2008 through 2025 and state net operating carryforwards of $5,535,000 expiring from 2006 through 2009.

9. STOCKHOLDERS' DEFICIT

     COMMON STOCK

     The Company has 100,000,000 shares authorized. At December 31, 2006, the Company had 34,144,648 shares of $0.001 par value common stock outstanding.

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

     SERIES B CONVERTIBLE PREFERRED STOCK

     The Company has 4,500,000 shares of Series B Convertible Preferred Stock authorized. At December 31, 2006, the Company had 4,500,000 shares of $0.50 per share stated value Series B preferred stock issued and outstanding. On March 16, 2006, the Company issued 4,500,000 shares of Series B convertible preferred stock for conversion of debt in the principal amount of $2,250,000. The holders of the preferred stock have the option to convert to common stock at a rate of one share of common stock for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series B Preferred stock have no voting rights.

10. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the years ended December 31, 2006 or December 31, 2005. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                                Year Ended         Year Ended
                                                December 31,       December 31,
                                                   2006               2005
                                                 ---------          ---------
     Convertible preferred stock Series A        2,763,699          2,763,699
     Convertible preferred stock Series B        2,250,000
     Common stock options                          680,000            680,000
     Warrants                                    1,055,000            300,000
     Convertible debt                            1,609,193          1,609,193
                                                 ---------          ---------
                                                 5,352,892          5,352,892
                                                 =========          =========

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                            Year Ended                      Year Ended
                                         December 31, 2006               December 31, 2005
                                      -----------------------         ------------------------
    Net Loss                          $(2,311,945)                    $(2,075,422)

    Preferred stock dividends                  --                              --
                                      -----------                     -----------
    Loss available to common
     stockholders                     $(2,311,945)                    $(2,075,422)
                                      ===========                     ===========
    BASIC EARNINGS PER SHARE:

    Loss available to common
     stockholders                     $(2,311,945)    $  (0.10)       $(2,075,422)    $  (0.10)
                                      ===========     ========        ===========     ========

    Effect of dilutive securities             N/A          N/A                N/A           N/A

    DILUTED EARNINGS PER SHARE        $(2,311,945)    $  (0.10)       $(2,075,422)    $  (0.10)
                                      ===========     ========        ===========     ========

11. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2006 and December 31, 2005, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & OFFICERS

     Diana Visco, Company Secretary, has a $20,000 Debenture with the Company which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2008 and a loan due on demand for $22,000 at prime rate. A loan made to the company in January for $150,000 was converted to stock in September 2006 at .25 cents a share. Interest incurred on these loans and the debenture was $9,277 and $1,600 during the years ended December 31, 2006 and 2005, respectively.

     The holders of the two (2) $25,000 convertible debentures and the $191,610 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the year ended December 31, 2006 and 2005 were $24,032 and $25,545 respectively.

     AFFILIATED ENTITIES

     Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two (2) $250,000 and one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2008 and one (1) $100,000 debenture convertible at $0.28 per share maturing October 17, 2007. Also $410,000 in notes payable. During the year ending December 31, 2006 1,218,341 in notes payable, $73,245 in accrued interest due and $20,063 in accounts payable due to this entity totaling $1,311,649 were converted at a rate of $0.25 per share for a total of

     5,246,592 shares of common stock. Also during the year ending December 31, 2006 $37,673 of accured interest for loans and debentures were converted to common stock at $0.52 a share for a total of 72,449 share. Interest incurred on these debentures and notes during the year ended December 31, 2006 and 2005 was $100,567 and $100,138 respectively.

     Louis Visco is also an owner of the Benz Disposal Company. During the year ending December 31, 2006, $11,457 of accounts payable was converted into stock at .25 cents a share.

     The Company also entered into a five year operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. The lease terms require monthly payments of $554 per month. In May 2006, an additional lease was added to include warehouse space. Rents charged by this entity for the year ended December 31, 2006 and 2005 was $23,449 and $6,649, respectively.

     Ronald Salestrom, a former contract employee, is the holder of the patents under license to the Company. Per the terms of the license agreement, the Company is required to pay Mr. Salestrom one and a half percent (1.5%) of net sales generated by the Company as a result of holding the patent. For the year ending December 31, 2006, total royalties earned were $863. In addition, Mr. Salestrom has a note receivable with the Company of $60,000. The note accrues interest at 4.5% per annum, with payments to be reduced by royalties earned under the license agreement. In the year ending December 31, 2006, the Company recognized interest income on this note of $1,350. Interest due on this note was stopped as of June 30, 2006.. Accrued interest receivable at December 30, 2006 is $2,703.

12. CONCENTRATIONS

     The Company maintains cash balances at banks in California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

     During the year ended December 31, 2006 sales to two customers aggregated to approximately 35% of total sales for the period. Approximately 80% of the accounts receivable balance at December 30, 2005 was comprised of balances due from four customers.

     The Company has an agreement with a supplier that grants the Company exclusive rights to sell and distribute the supplier's products in the western United States. This supplier's products represent approximately 60% and 77% of product in inventory at December 31, 2005 and 2004, respectively, and represents 35% and 75% of the products sold in the year ending December 31, 2006 and 2005, respectively.

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

     OPERATING LEASES

     The Company leases real property located in Pacoima California from an entity owned by a Director and majority shareholder under a long-term operating lease (see Note 10). The lease began April 2004 and expires December 2008. The Company also leases warehouse space under a month to month operating lease. Rent expense under these leases for the years ended December 31, 2006 and December 31, 2005 was $23,449 and $6,649,
     respectively.

     On November 3, 2006 the company entered into an agreement to lease approximately 100 acres of land in San Mateo, CA. Per the terms of the agreement, the company is required to pay rent of $100,000 per year for a total of seven years or $700,000. The annual rent is due in advance each year of the agreement. In addition the Company is required to pay a $100,000 security deposit. Lease expires November 2013.

     On 12/19/06 the company acquired Smart World Organics, Inc which had current operating leases for warehouse and office space for $2,440. per month. Leases expire on June, 30, 2007 and November 30, 2007

     Future minimum lease payments under operating leases are as follows:

     Years ended December 31:

     2007                                              $154,195
     2008                                               131,849
     2009                                               131,849
     Thereafter                                         300,000
                                                       --------
                                                       $717,893
                                                       ========

     CAPITAL LEASES

     The Company leases certain equipment under capital leases that expire through 2008. Minimum required lease payments under the lease agreements for the years ending December 31 are as follows:

     Year ending December 31,
     2007                                              $ 32,569
     2008                                                25,257
     2009                                                21,600
     Thereafter                                          19,800
                                                       --------
           Total                                         99,226
     Less: Amount representing interest                 (24,105)
                                                       --------
           Total payments, net of interest               75,121
     Less: Current portion                              (21,810)
                                                       --------
           Total long term minimum lease payments      $ 53,311
                                                       ========

     Equipment under capital leases is included in machinery and equipment as follows:

                                                      December 31,
                                                         2006
                                                       ---------

     Machinery and equipment                           $ 107,000
     Less: Accumulated depreciation                      (28,714)
                                                       ---------
                                                       $  78,286
                                                       =========

14. BUSINESS COMBINATION

     Effective December 31, 2006, the Company purchased all of the stock of Smart World Organics, Inc. The purchase price of $564,000 is comprised of $150,000 in cash and 2,300,000 shares of Company common stock. The Company also assumed liabilities and debt totaling $495,781.

     The table below outlines the details of the transaction and the purchase price allocation:

     Assets acquired (at Fair Market Value):
       Cash                                            $  15,899
       A/R                                                 9,060
       Inventory                                          32,853
       Prepaids                                            1,375
       Property, Plant and Equipment                      89,095
       Intangible Assets                                 911,499
       Assumed obligations                              (495,781)
                                                       ---------

     Total net assets acquired (at fair market value)  $ 564,000
                                                       =========

15. SUBSEQUENT EVENTS

     Diana Visco, Company Secretary, added $7,000 to note payable of $22,000 making the new total $29,000 due at prime rate.

     On February 16, 2007 the FLD Corporation converted principal, interest and reimbursements due to stock for a total of $500,000 at a rate of .21 cents per share into 2,380,952 shares of common stock.

     On February 20, 2007 the company entered into an agreement with Make-It Manufacturing to design and build a mold to complete a new line of Hydroponic Towers which require a reservoir to complete the unit. Total estimated cost is $67,000 and 50% was paid in advance per the agreement.

     On March 14, 2006, we entered into an agreement with UTEK Corporation for the acquisition of Advanced Fertilizer Technologies. In exchange for all of the Advanced Fertilizer Technologies shares that were issued and outstanding, we issued to UTEK 4,500,000 Shares of our Series B Preferred Stock which automatically converted into shares of our common stock with piggyback registration rights on the date which was 12 months from the date of execution of the agreement. The conversion to common stock was to be based on a value of $2,250,000. The number of shares of common stock to be issued upon conversion was to be $2,250,000 divided by the then current share price. By agreement of the shareholders of Advanced Fertilizer Technologies, the Series B Preferred Stock was issued as follows:

     Shareholder                             Number of Series B Preferred Shares
     -----------                             -----------------------------------
     UTEK Corporation                                     4,275,000
     Aware Capital Consultants, Inc.                        225,000

     On March 14, 2007, the closing price of our common stock was $0.32 and 4,500,000 shares of our Series B Preferred Stock valued at $2,250,000 automatically converted into 7,031,250 shares of common stock issued as follows:

     Shareholder                             Number of Shares of Common Stock
     -----------                             --------------------------------
     UTEK Corporation                                     6,993,974
     Aware Capital Consultants, Inc.                         37,276


                                  * * * * * * *