Form 10QSB
period 2007-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2007-05-21
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

As of May 21, 2007, the number of shares of common stock issued and outstanding was 43,519,574 Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

     Unaudited Consolidated Balance Sheet - March 31, 2007                   2

     Unaudited Consolidated Statements of Operations -
     For the three months ended March 31, 2007 and 2006                      4

     Unaudited Consolidated Statements of Cash Flow -
     For the three months ended March 31, 2007 and 2006                      6

     Consolidated Notes to Financial Statements (Unaudited)                  7

Item 2. Management's Discussion and Analysis of Financial Conditions
        and Results of Operations                                           14

Item 3. Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits                                                           18

SIGNATURES                                                                  19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                              31-Mar-07
                                                                                             ------------
                                                                                              (Unaudited)
ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                                                                 $     36,205
   Accounts receivable, net of allowance of doubtful accounts of $37,556                          123,435
   Inventory                                                                                      342,149
   Prepaid expenses and other current assets                                                      113,484
                                                                                             ------------
      Total current assets                                                                        615,273
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $358,614                               378,362
INTELLECTUAL PROPERTY, net of accumulated amortization of $637,977                              4,440,689
DEPOSITS AND OTHER ASSETS                                                                         133,972

                                                                                             ------------
      TOTAL ASSETS                                                                           $  5,568,296
                                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                          $    624,350
   Accrued liabilities                                                                             23,250
   Notes payable to related parties                                                                32,000
   Notes payable to nonrelated parties                                                            290,599
   Capital lease obligation - current portion                                                      22,719
   Debentures payable to related parties, net of unamortized discount of $50,946                2,337,133
   Debentures payable to nonrelated parties, net of unamortized discount of $67,947                52,053
                                                                                             ------------
      Total current liabilities                                                                 3,382,104
NOTES PAYABLE TO RELATED PARTIES, net of current portion                                          460,012
NOTES PAYABLE TO NONRELATED PARTIES, net of current portion                                        48,590
CAPITAL LEASE OBLIGATION, net of current portion                                                   47,279
DEBENTURES PAYABLE TO RELATED PARTIES, net of current portion                                     169,221
      Total liabilities                                                                         4,107,206
                                                                                             ------------
STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.50 stated value, 10,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                                         1,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    43,556,850 shares issued and outstanding                                                       43,557
   Paid in capital                                                                             17,003,146
   Accumulated deficit, beginning of quarter as previously reported                           (16,302,356)
   Prior-period adjustment - error in 12/31/06 in debt discount amortization                      (25,540)
                                                                                             ------------
   Accumulated deficit, beginning of quarter as restated                                      (16,327,896)
   Net loss                                                                                      (639,566)
                                                                                             ------------
   Accumulated deficit, end of quarter                                                        (16,967,462)
                                                                                             ------------
                                                                                             ------------
      Total stockholders' equity                                                                1,461,090
                                                                                             ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  5,568,296
                                                                                             ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Three Months           Three Months
                                                              Ended                  Ended
                                                             March 31,              March 31,
                                                               2007                   2006
                                                           ------------           ------------
                                                           (Unaudited)             (Unaudited)
NET REVENUES                                               $    254,939           $    124,426
                                                           ------------           ------------
COST OF GOODS SOLD
(exclusive of deprecation shown separately below)               137,697                 82,817
                                                           ------------           ------------
GROSS INCOME                                                    117,243                 41,609
                                                           ------------           ------------
OPERATING EXPENSES
  General and administrative                                    478,678                370,333
  Sales and marketing                                            65,033                186,791
  Research and development                                        2,159                 11,297
  Depreciation                                                   31,166                 29,631
  Amortization                                                  113,083                 11,711

                                                           ------------           ------------
      Total operating expenses                                  690,118                609,763
                                                           ------------           ------------

OPERATING LOSS                                                 (572,875)              (568,154)
                                                           ------------           ------------
OTHER (INCOME)/EXPENSE
  Interest expense and related costs                            102,590                 93,821
  Other (income)/expense                                        (35,890)                11,968
  Interest income                                                    (9)                  (675)
                                                           ------------           ------------
      Total other (income)/expense                               66,691                105,114
                                                           ------------           ------------

LOSS BEFORE INCOME TAXES                                       (639,566)              (673,268)
                                                           ------------           ------------

INCOME TAX  PROVISION                                                --                     --
                                                           ------------           ------------

NET LOSS                                                   $   (639,566)          $   (673,268)
                                                           ============           ============

NET LOSS PER SHARE:
  Basic                                                    $      (0.02)          $      (0.03)
                                                           ============           ============
  Diluted                                                  $      (0.02)          $      (0.03)
                                                           ============           ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                      36,714,919             26,506,805
                                                           ============           ============

  Diluted                                                    36,714,919             26,506,805
                                                           ============           ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            Three Months        Three Months
                                                               Ended               Ended
                                                              March 31,           March 31,
                                                                2007                2006
                                                             ---------           ---------
                                                            (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(639,566)          $(673,268)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                             144,248              41,342
     Loss on disposal of fixed assets                               --              11,968
     Amortization of debt discount                              52,634              55,000
     Stock issued for services                                      --               3,713
     All other operating activities                             26,591                  --
  Changes in assets and liabilities:
     Accounts receivable                                       (53,580)              3,989
     Receivables from officers and employees                        --                 104
     Prepaid and other current assets                           (6,672)             36,232
     Inventory                                                  (5,816)           (112,642)
     Deposits and other assets                                 (33,972)                 --
     Accounts payable                                            2,536             153,315
     Accrued liabilities                                       (15,850)            (30,726)
                                                             ---------           ---------
          Net cash  used in operating activities              (556,038)           (510,973)
                                                             ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of intellectual property                                --              (4,200)
  Purchases of property and equipment                             (666)             (6,858)
                                                             ---------           ---------
          Cash used in investing activities                       (666)            (11,058)
                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                  555,962             450,000
  Proceeds from sales/leaseback transaction                         --              75,000
  Principal repayments on convertible debentures                (4,310)             (3,913)
  Principal repayments on capital lease obligations             (5,123)             (6,843)
  Repayments on notes payable                                  (33,958)           (304,826)
  Proceeds from sale of preferred stock                             --             300,000
                                                             ---------           ---------
          Net cash provided by financing activities            512,571             509,418
                                                             ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                          (44,133)            (12,613)

CASH AND CASH EQUIVALENTS, beginning of period                  80,338             272,648
                                                             ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                     $  36,205           $ 260,035
                                                             =========           =========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

--------------------------------------------------------------------------------

                                                      Three Months        Three Months
                                                         Ended               Ended
                                                        March 31,           March 31,
                                                          2007                2006
                                                       ---------           ---------
                                                      (Unaudited)         (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $   46,024          $   27,526
                                                       ==========          ==========

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Common stock issued in exchange for
   intellectual property                               $        0          $   33,750
                                                       ==========          ==========
  Series B preferred stock issued in exchange
   for patent                                          $        0          $1,950,000
                                                       ==========          ==========
  Conversion of debt and accrued interest to
   common stock                                        $  500,001          $  301,000
                                                       ==========          ==========
  Conversion of preferred shares to common
   shares                                              $2,250,000          $        0
                                                       ==========          ==========

Issuance of notes in exchange of equipment             $    7,000          $        0
                                                       ==========          ==========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
MARCH 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that will be realized for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2006.

     ORGANIZATION

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

     The Company is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company recently acquired the patent to a slow release fertilizer to be used primarily in the turf segment of its business. The Company also has exclusive license rights to the use of patented polymer application techniques as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

     The Company also expanded to provide next-generation and sustainable fertilizers through the acquisition of Smart World Organics, Inc. on December 20, 2006 as well as an Intellectual Property Purchase Agreement with the founder, Ray Nielsen, that includes formulas and intellectual properties used in the business of Smart World Organics, Inc. on December 20, 2006. The product line includes homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has a working capital deficit of $2,766,831 and accumulated deficit of $16,967,462. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

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

     INVENTORIES: consist primarily of purchased polymer soil amendments. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 15 years. Depreciation expense was $31,166 and $29,631 for the three-month periods ended March 31, 2007 and 2006, respectively.

     Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized: other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight-line method over the life of the licenses, which is 14 1/2 years. The patent acquired on March 15, 2006 is being amortized using the straight-line method, over the eight years left to expiration. The Intellectual Property purchased on December 20, 2006 is being amortized at 15 years. The carrying value of these assets is periodically evaluated for impairment. The formulas purchased on December 20, 2006 are valued $2,411,499.

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $65,033 and $186,788 for the three-month periods ended March 31, 2007 and 2006, respectively.

     REVENUE RECOGNITION: Revenue is recognized in accordance with Staff Accounting Bulleting ("SAB No.101), Revenue Recognition in Financial Statements, as revised by SAB 104. The Company recognizes revenue when products are shipped to a customer or if the sale includes installation, upon completion of the installation process and the risks and rewards of ownership have passed based on the terms of the sale.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, debentures and notes payable. Pursuant to SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments, " the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable and selected debentures as the transactions originated with related parties.

     Other than these items, the Company considers the carrying values of its financial instruments in the consolidated financial statements to approximate their fair values.

     RESEARCH AND DEVELOPMENT EXPENSES

     The Company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

     USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of accounts receivable and inventories, the carrying value of the patented licenses and self-constructed machinery.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter company accounts and transactions have been eliminated.

     CONCENTRATION OF CREDIT RISK

     CASH

     The Company maintains its cash and cash equivalent account in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2007, the Company had no cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

     CUSTOMERS

     The Company grants credit to those customers within the United States of America and to a limited number of international customers and do no require collateral. Sales to other international customers are secured by advance payments, letters of credit or cash against documents. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $38,000 as of March 31, 2007 are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

     The Company has foreign sales primarily in Canada, Korea, Israel and United Arab Emirates. Foreign sales are primarily under non-exclusive distribution agreements with international distributors. During the three month periods ended March 31, 2007 and 2006 the Company had foreign sales of approximately $ -0- and $5,837, respectively, which constituted approximately 0% and 5%, respectively, of net sales.

     STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS No. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS No. 123R. As of January 1, 2006 the cumulative effect of adopting the estimated forfeiture method was not material.

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

     There were no stock options granted in the three months ended March 31, 2007 and 2006. No options expired or were exercised during the three-month period ended March 31, 2007. All options outstanding at January 1, 2006 were fully vested. Therefore, no compensation expense was recognized in the period ended March 31, 2007 as a result of the implementation of SFAS No. 123R.

     The Company initiated a stock option plan during the three months ended June 30, 2001 under which the Company could grant up to one million options. Under the plan, all employees and directors, subject to employment terms, have been granted options to purchase 219,998 and 225,002 shares, respectively. The options are exercisable at $3.75 and $4.13 per share, respectively. At the time of the grants the market price of the stock was $3.75. Therefore, 219,998 options were granted at the market price and 225,002 options were granted at 10% in excess of the market price. The options are vested when granted and are exercisable for ten years from the date of grant subject to cancellation upon termination of employment. During the three months ended June 30, 2003, all outstanding options under the 2001 Plan were surrendered by the holders and cancelled by the Company.

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

     The stock issuance program allows eligible persons to purchase shares of common stock at fair market value or at a discount of up to 15% of fair market value. The shares may be fully vested when issued or may vest over time as the recipient provides services or as specified performance objectives are attained. In addition, shares of common t stock may be issued as bonus awards in e recognition of services rendered, without any cash outlay required of the recipient.

     The Board of Directors will initially administer the 2005 Plan, except that the Board may, at its discretion, establish a committee comprised of two or more members of the Board or two or more other persons to administer the 2005 Plan (the "Plan Administrator").

     The following summarizes information at March 31, 2007:

                      Options Outstanding                               Options Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average      Weighted        Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of         March 31,       Contractual Life     Exercise       March 31,      Exercise
     Exercise Prices       2007            (in years)          Price           2007           Price
     ---------------       ----            ----------          -----           ----           -----
         $0.50           680,000              5.75             $0.50         680,000          $0.50

                      Warrants Outstanding                               Warrants Exercisable
    ----------------------------------------------------     ----------------------------------------

                          Number        Weighted Average      Weighted        Number         Weighted
                      outstanding at       Remaining          Average     Exercisable at     Average
        Range of         March 31,       Contractual Life     Exercise       March 31,      Exercise
     Exercise Prices       2007            (in years)          Price           2007           Price
     ---------------       ----            ----------          -----           ----           -----
         $0.23           300,000              1.75             $0.23         300,000          $0.23
         $0.30           100,000               .70             $0.30         100,000          $0.30
         $0.30           634,000              2.70             $0.30         734,000          $0.30

     During the three month period ended March 31, 2007, there were no options and warrants granted.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). SFAS 157 defines fair value establishes a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. This state is effective for financial statements issued for fiscal years beginning Nov. 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108). SAB 108 considers the effects of prior years misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after Nov. 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

     In June 2006, the FASB issued FIN No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have an impact on the consolidated financial statements.

     In March 2006, the FASB issued SFAS no. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140 (SFAS 156). SFAS 156 required recognition of servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after Sept. 15, 2006. We are currently evaluating the impact of SFAS 156 on the consolidated financial statements.

3. INVENTORY

     Inventory consists of the following at March 31, 2007:

          Raw materials        $ 30,406
          Finished goods        311,743
                               --------

          Total                $342,149
                               ========

4. INTELLECTUAL PROPERTY

     On December 31, 1999, the Company purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight-line method over the life of the licenses, which is 141/2 years.

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

     On December 20, 2006, the Company purchased exclusive soil additive formulas, proprietary software trademarks and patents. The intellectual property was valued at $2,411,499, which was purchased with issuance of a $1,500,000 convertible 8% debentures and $911,499 of the Smart World acquisition was added. The intellectual property is being amortized using the straight-line method over 8-15 years. The weighted average remaining life of these assets is 10.81 years.

     The following table summarizes the components of intangible assets:

                                                 As of March 31, 2007
                                       Gross
                                     Carrying       Accumulated
                                      Amount       Amortization         Net
                                    ----------     ------------     ----------
     Patent                         $  679,217      $  337,661      $  341,556
     Turf Trade secrets                 37,950           2,197          35,753
     Soil Medic Patent               1,950,000         249,594       1,700,406
     Formulas, Rights, Patents,      2,411,499          48,525       2,362,974
                                    ----------      ----------      ----------

     Total                          $5,078,666      $  637,977      $4,440,689
                                    ==========      ==========      ==========

     The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $113,083 and $11,711 for the three-month periods ended March 31, 2007 and 2006, respectively.

     The following summarizes the estimated future amortization expense of the intellectual property:

           Year                      Amount
           ----                      ------
     2007 (remaining)               $339,245
           2008                      452,328
           2009                      452,328
           2010                      452,328
           2011                      452,328
        Thereafter                 2,292,132
                                  ----------

          Total                   $4,440,689
                                  ==========

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at March 31, 2007:

     Machinery                                           $ 634,770
     Vehicles                                               57,615
     Office furnishings, fixtures and equipment             44,591
                                                         ---------
       Total                                               736,976
       Less accumulated depreciation                      (358,614)
                                                         ---------

       Property and equipment, net                       $ 378,362
                                                         =========

6. NOTES PAYABLE

     Notes payable at March 31, 2007 are comprised of the following:

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2008.      $  250,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due March 27, 2008.           250,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2007.          25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2007.          25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due August 15, 2007.           20,000

     Note payable to a related party, original balance of
     $32,000, Interest at prime rate payable monthly. Note is
     unsecured and due upon demand.                                      32,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal
     is convertible at a rate of $3.00 for one share of common stock.   187,300

     Convertible debenture to related party, original balance of
     $200,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2008.         200,000

     Convertible debenture to related party, original balance of
     $100,00, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.28 for one share of common stock. Note is unsecured. Principal due
     October 17, 2007                                                   100,000

     Convertible debenture to related party, original balance of
     $1,500,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at the proceeding day's rate for one share of common stock. Note is secured with
     Intellectual Property purchased 12/20/06 from note holder.
     Principal is due January 19, 2008.                               1,500,000

     Convertible debenture to an unrelated party, original
     balance of $30,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate of
     $0.25 for one share of common stock. Note is unsecured.
     Principal due October 1, 2007.                                      30,000

     Convertible debenture to an unrelated party, original
     balance of $30,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate of .30 for one share of common stock. Note is unsecured. Principal
     due on October, 1, 2007.                                            30,000

     Convertible debenture to an unrelated party, original
     balance of $30,000, interest at 8% per annum, interest
     payable quarterly. Principal is convertible at a rate of
     $0.25 for one share of common stock. Note is unsecured.
     Principal due October 1, 2007.                                      30,000

     Convertible debenture to unrelated party, original balance of $30,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.28 for one share of common stock. Note is unsecured. Principal due
     October 1, 2007.                                                    30,000

     Note payable to lending institution, original balance of
     $48,542, and interest at 2.9% per annum. Requires monthly
     principal and interest payments of $736 through 2009.
     Collateralized by vehicle.                                          23,323

     Note payable to finance Company, original balance of
     $75,000, and interest at 17.7% per annum. Requires monthly principal and interest payments of $1,814 through 2009.
     Collateralized by polymer injection machine.                        43,707

     Note payable to lending institution, original balance of
     $28,985, and interest at 6.99% per annum. Requires monthly principal and interest payments for $576 through 2008.
     Collateralized by vehicle.                                          11,395

     Notes payable by various individuals at rates from 6% to
     20%, all due prior to acquisition of Smart World Organics,
     Inc.                                                               260,764

     Note payable to related party, original balance of $516,422,
     Interest at 8.25% per annum and payable monthly. Principal
     is due December 31, 2009                                           460,012
                                                                     ----------

            Total                                                     3,508,501
            Less debt discount                                          118,893
                                                                     ----------
            Total                                                     3,389,608

            Less current portion                                      2,711,785
                                                                     ----------

            Total long-term portion                                  $  677,823
                                                                     ==========

     Future maturities of principal at March 31 are as follows:

     2007 (remaining)                                                $2,830,679
     2008                                                                39,477
     2009                                                               505,423
     2010                                                                23,783
     2011                                                                26,273
     Thereafter                                                          82,866
                                                                     ----------

              Total                                                  $3,508,501
                                                                     ==========

     The note payable of $461,012 and four convertible debentures totaling $800,000 are held by an entity that holds approximately 33% of the Company's common stock. Notes are payable in two years, providing payment is not detrimental to the Company.

     During the three months ended March 31, 2007, $466,410 in related party notes payable and $33,590 in related accrued interest and payables were converted into 2,380,952 shares of common stock based on the closing price of the stock on February 16, 2007, which was $0.21 a share.

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

     On December 20, 2006, the Company purchased intellectual property through the issuance of a convertible 8% debenture.

     Approximately $ 270,000 of notes payable acquired in connection with the purchase of Smart World, Inc. are past due and classified as currently due in the balance sheet. These loans were generally acquired in connection with the acquisition of Smart World, Inc. Management has represented that none of the lenders has commenced actions to collect these notes payable.

7. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the three-month period ended March 31, 2007. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                                Three months ended
                                                  March 31, 2007
                                                  --------------
     Convertible preferred stock  Series A          2,763,699
     Common stock options                             680,000
     Warrants                                       1,055,000
     Convertible debt                               1,609,193
                                                    ---------
                                                    6,107,892
                                                    =========

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                Three Months Ended                    Three Months Ended
                                                  March 31, 2007                        March 31, 2006
                                    -----------------------------------       -----------------------------------
                                     Amount         Shares                      Amount         Shares
                                     ------         ------                      ------         ------
     Net  Loss                      $(639,566)                                 $(673,268)

     Preferred stock dividends             --                                         --
                                    ---------                                  ---------
     Loss available to common
     Stockholders                   $(639,566)                                 $(673,268)
                                    =========                                  =========
    BASIC EARNINGS PER SHARE:
      Loss available to common
       stockholders                 $(639,566)    36,714,919    $(0.02)        $(673,268)    26,506,805     $(0.03)
                                    =========                   ======         =========                    ======

      Effect of dilutive securities     N/A          N/A                          N/A            N/A

    DILUTED EARNINGS PER SHARE      $(639,566)    36,714,919    $(0.02)        $(673,268)    26,506,805     $(0.03)
                                    =========                   ======         =========                    ======

 8. RELATED PARTY TRANSACTIONS

     During the three month periods ended March 31, 2007 and March 31, 2006, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & Officers

     Diana Visco, Company Secretary, has a $20,000 Debenture with the Company, which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2007 as well as a $29,000 note payable at prime rate and a short-term $3,000 note at no interest. Interest incurred on this debenture and notes was $992 and $1,574 during the three-month period ended March 31, 2007 and 2006, respectively.

     The holders of the two $25,000 convertible debentures and the $187,300 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the three-month period ended March 31, 2007 and 2006 were $5,676 and $6,073 respectively.

     Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two $250,000, one $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2008. In addition, there is one $100,000 debenture convertible at $0.50 per share with interest at 8% that matures in the third quarter of 2007 and a $460,012 note payable at 8.25% which matures December 2009. During the three months ended March 2007, notes payable and accrued interest and payables due to this entity totaling $500,000 were converted at a rate of $0.21 per share for a total of 2,380,952 shares of common stock. Interest incurred on these debentures and notes during the three-month period ended March 31, 2007 and 2006 was $25,131 and $19,163 respectively.

     Employee advances of $6,681 as of March 31, 2007 are included in prepaid expenses and other current assets.

     AFFILIATED ENTITIES

     The Company also entered into an operating lease in 2004 for its office space and in 2006 additionally rented warehouse space, with Customized Box Company, an entity beneficially owned by Louie Visco. Rents charged by this entity for the three months ended March 31, 2007 and 2006 were $7,962 and $1,662, respectively.

9. COMMITMENTS

     OPERATING LEASES

     The Company leases real property located in Pacoima California from an entity owned by a Director and majority shareholder under a long-term operating lease (see Note 10). The lease began April 2004 and expires December 2008. The Company also leases warehouse as of October of 2006. Rent expense under these leases for the 3 months ended March 31, 2007 and 2006 was $7,962 and $1,662 respectively.

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

     On December 19, 2006, the Company closed its acquisition of Smart World Organics, Inc, which had current operating leases for warehouse and office space for $2,440 per month. Leases expire on June 30, 2007 and November 30, 2007.

     Future minimum lease payments under operating leases at March 31 are as follows:

      2007 (remaining)                 $139,213
      2008                              131,849
      2009                              131,849
      2010                              100,000
      Thereafter                        200,000
                                       --------
                                       $702,911
                                       ========

     CAPITAL LEASES

     The Company leases certain equipment under capital leases that expire through 2010. Minimum required lease payments under the lease agreements at March 31 are as follows:

        2007 (remaining)                                       $ 24,427
        2008                                                     25,256
        2009                                                     21,600
        2010                                                     19,800
        2011                                                          0
        Thereafter                                                    0
                                                               --------
              Total                                              91,083
     Less: Amount representing interest                         (21,085)
                                                               --------
              Total payments, net of interest                    69,998
     Less: Current portion                                      (22,719)
                                                               --------

              Total long term minimum lease payments           $ 47,279
                                                               ========

     Equipment under capital leases is included in machinery and equipment as follows:

                                                             March 31, 2007
                                                             --------------

     Machinery and equipment                                   $ 107,000
     Less: Accumulated depreciation                              (48,285)
                                                               ---------
                                                               $  58,715
                                                               =========

10. ACQUISITION

     SMART WORLD ORGANICS, INC.

     On December 19, 2006, the Company acquired 100% of the outstanding shares of Smart World Organics, Inc., a privately held company located in Hudson, Florida, for $150,000 in cash and 2,300,000 shares of the Company's common stock. The Company also assumed trade payables and notes payable in the amount of $495,781. This acquisition is consistent with the Company's continuing efforts to make selective acquisitions of dealers and partners that will enhance the Company's product line and distribution.

     In accordance with SFAS No. 141, "Business Combinations," the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Smart World Organics' tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 19, 2006. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management's estimate of fair value. The following table summarizes the components of the purchase price:

     The pro forma impact of this acquisition was not significant to the Company's historical results of operations.

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
                                                               =========

     PRO FORMA INFORMATION

     Actual results of operations of the companies acquired in 2006 are included in the unaudited consolidated financial statements from the dates of acquisition. The unaudited pro forma statement of operations data of the Company set forth below gives effect to the acquisition by the Company of Smart World, Inc. using the purchase method as if it occurred on January 1, 2006. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the financial position or result of operations that actually would have been realized had the acquisition occurred at the time. There is no significant effect on per share data to disclose.

                                                           Three Months Ended
                                                             March 31, 2006
                                                             --------------
                                                              (Unaudited)
     Total revenues                                            $ 252,548
                                                               ---------
     Net loss                                                  $(690,657)
                                                               =========


11. PRIOR PERIOD ADJUSTMENT

     Accumulated deficit at the beginning of 2007 has been adjusted to correct an error in 2006 for debt discount expense not previously reported of $25,540. Had the error not been made, net loss would have increased by $25,540 with no significant effect on net loss per share.


                                  * * * * * * *

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

On July 7, 2006, we signed an agreement to acquire Smart World Organics, Inc., located in Hudson, Florida, as a wholly owned subsidiary. The acquisition closed on December 19, 2006.

Smart World's founder, Ray Nielsen, with degrees in animal and soil science, has 35 years' experience developing organic solutions. Their organic and sustainable products have been developed through a unique research approach that appears to have separated Smart World from much of the competition in the market place. Smart World manufactures almost all of its products based on formulas developed by the founder, Mr. Nielsen, over a 30-year period. The products are sold directly to the end user and through distributors on a worldwide basis.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                     Three Months Ended     Three Months Ended
                                       March 31, 2007         March 31, 2006
                                       --------------         --------------
                                        (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
  Revenue                              $    254,939           $    124,426
  (Loss)                               $   (639,566)          $   (673,268)
  (Net Loss) Per Share                 $      (0.02)          $      (0.03)

BALANCE SHEET DATA:
  Current Assets                       $    615,273           $    772,930
  Total Property & Equipment, Net      $    378,362           $    350,913
  Patents, Net                         $  4,440,689           $  2,374,396
  Net Deferred Tax Asset               $          0           $          0
  Total Assets                         $  5,568,296           $  3,561,105
  Total Current Liabilities            $  3,382,104           $    555,251
  Accumulated Deficit                  $(16,967,462)          $(14,663,677)

THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

REVENUES

Revenues for the three months ended March 31, 2007 were $254,939 compared to $124,426 for the same period in 2006, an increase of approximately 204%. This increase in revenue was the result of the revenues of our wholly owned subsidiary, Smart World Organics, in the amount of $107,635 and our revenue increase of $22,879.

COST OF SALES

Cost of goods sold for the three months ended March 31, 2007 were $137,697 compared to $82,817 for the three months ended March 31, 2006, an increase of 40%. The increase in the cost of sales is the result of the increase revenues during this period.

INVENTORY

Inventory balances were $342,149 as of March 31, 2007 compared to $325,602 as of March 31, 2006.

OPERATING EXPENSES

Operating expenses increased by approximately 11.7% from $609,763 for the three months ended March 31, 2006 compared to $690,118 for the three months ended March 31, 2007. This increase in operating expenses is a result of many factors. General and administrative expenses increased approximately 22% for the period ended December 31, 2006 due to the additional cost of operations for our wholly-owned subsidiary Smart World Organics. Sales and marketing expenses decreased approximately 65% do to cost reductions in advertising and trade show appearances as exhibitors. We increased our intellectual property holdings to $4,440,689 for the period ended March 31, 2007 from $2,374,396 for the period ended March 31, 2006 resulting in an increase in amortization expense to $113,083 for the period ended March 31, 2007 from $11,711 for the period ended March 31, 2006.

INCOME TAXES

We did not provide for income tax expense or provision for the period ended March 31, 2007 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

We experienced a net loss from operations of $(639,566) for the three months ended March 31, 2007 as compared to a net loss of $(673,268) for the three months ended March 31, 2006. The decrease in the net loss is directly related to our decrease in sales and marketing expenses from $186,791 in the three months ended March 31, 2006 to $65,033 for the three months ended March 31, 2007. Our general and administrative expenses increased by $108,345. We also decreased our expenses for research and development by $9,138. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products increased from $124,426 for the three months ended March 31, 2006 to $254,939 for the three months ended March 31, 2007. This increase in revenue was the result of the additional revenue from our wholly-owned subsidiary, Smart World Organics, Inc.

SEASONALITY

Our efforts in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. International sales have not been sufficient enough or the geographic distribution of sales concentrated enough to determine if a seasonal trend exists although the initial indication is that our markets will become diverse and therefore not indicate significant seasonal variations. As we expand into the residential and commercial segments nationally, we will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates. As we expand into the hydroponics organic market we should experience a significant lessening of seasonal variations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $36,205 and $260,035 at March 31, 2007 and 2006, respectively. Net cash used by operations was $(530,498) for the period ended March 31, 2007 compared to net cash used by operations of $(510,973) for the comparable period ended March 31, 2006. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at March 31, 2007, the outstanding balance of the debentures was $2,558,406 and at March 31, 2006, the outstanding balance of the debentures was $973,666. At March 31, 2007, convertible debentures consisted of one $1,500,000 of 8% debenture convertible at the closing price on the day immediately preceding the day of conversion, convertible debentures consisted of $770,000 of 8% per annum debentures at a rate of $0.50 per share, $100,000 of 8% debenture convertible at $0.28 per share, $120,000 of 8% per annum debentures at a rate of $0.30 per share, and $187,300 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted today, we would issue an additional 7,603,870 shares. Interest expense for the three months ended March 31, 2007 was $46,024 and interest expense for the three months ended March 31, 2006 was $93,821.

We have a working capital deficit (current assets less current liabilities) of $(2,869,372) as of March 31, 2007 compared to working capital of $217,679 as of March 31, 2006. Our increase in current liabilities is directly related to the current liabilities of Smart World Organics, Inc and the current portion of debentures payable to related parties.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(16,967,462) and a working capital deficit of approximately $(2,869,372) as of March 31, 2007. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

We have capitalized approximately $380,199 less accumulated depreciation of $260,760 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which we based our plan of operations. The carrying value of these licensing rights was $341,556 at March 31, 2007.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective May 1, 2007, the Board of Directors of American Soil Technologies, Inc. (the "Company") dismissed Epstein Weber & Conover, PLC, Certified Public Accountants ("Epstein") as its independent auditors for the fiscal year ended December 31, 2007 and approved the engagement of KMJ/Corbin and Company, LLP ("KMJ") as Epstein's replacement. The decision to change auditors was approved by the Company's Board of Directors.

For the last two fiscal years, Epstein's reports on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles. For the last two fiscal years and any subsequent interim period preceding the dismissal, there were no disagreements with Epstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Epstein would have caused Epstein to make reference to the matter in their reports.

The Company has provided a copy of this disclosure to Epstein and requested Epstein to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Epstein agrees with the statements made by the Company in this report, and, if not, stating the respects in which they do not agree. A copy of Epstein's response is included as an exhibit to this report.

On April 30, 2007, we entered into a Dealer Agreement with Innovative Growing Solutions of San Diego, California.

On May 9, 2007, we entered into a Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC of Irvine, California.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

      No.                                 Title
      ---                                 -----
     10.1     Dealer Agreement, dated April 30, 2007 with Innovative Growing
              Solutions

     10.2 Placement Agent and Advisory Services Agreement, dated May 8, 2007 with Monarch Bay Associates, LLC

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

DATED: May 21, 2007                 AMERICAN SOIL TECHNOLOGIES, INC.


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