Form 10QSB/A
period 2007-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2007-06-08
CIK 1031896

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

As of June 4, 2007, the number of shares of common stock issued and outstanding was 47,265,590. Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Unaudited Consolidated Balance Sheet -March 31, 2007                2

         Unaudited Consolidated Statements of Operations -
         For the three months ended March 31, 2007 and 2006                  3

         Unaudited Consolidated Statements of Cash Flow -
         For the three months ended March 31, 2007 and 2006                  4

         Consolidated Notes to Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                               21

Item 3.  Controls and Procedures                                            26

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        27

Item 3.  Defaults Upon Senior Securities                                    27

Item 4.  Submission of Matters to a Vote of Security Holders                27

Item 5.  Other Information                                                  27

Item 6.  Exhibits                                                           28

SIGNATURES                                                                  29

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

                                                                                               March 31,
                                                                                                 2007
                                                                                             ------------
                                                                                              (Unaudited)
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                                 $     36,205
   Accounts receivable, net of allowance of doubtful accounts of $37,556                          123,435
   Inventory                                                                                      342,149
   Prepaid expenses and other current assets                                                      113,484
                                                                                             ------------
      Total current assets                                                                        615,273
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $358,614                               378,362
INTELLECTUAL PROPERTY, net of accumulated amortization of $637,977                              4,440,689
DEPOSITS AND OTHER ASSETS                                                                         133,972
                                                                                             ------------
      TOTAL ASSETS                                                                           $  5,568,296
                                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                          $    624,350
   Accrued liabilities                                                                             23,250
   Notes payable to related parties                                                                32,000
   Notes payable to nonrelated parties                                                            290,599
   Capital lease obligations                                                                       22,719
   Debentures payable to related parties, net of unamortized discount of $50,946                2,337,133
   Debentures payable to nonrelated parties, net of unamortized discount of $67,947                52,053
                                                                                             ------------
      Total current liabilities                                                                 3,382,104

NOTES PAYABLE TO RELATED PARTIES, net of current portion                                          460,012
NOTES PAYABLE TO NONRELATED PARTIES, net of current portion                                        48,590
CAPITAL LEASE OBLIGATIONS, net of current portion                                                  47,279
DEBENTURES PAYABLE TO RELATED PARTIES, net of current portion                                     169,221
                                                                                             ------------
      Total liabilities                                                                         4,107,206

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.50 stated value, 25,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                                         1,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    43,556,850 shares issued and outstanding                                                       43,557
   Paid in capital                                                                             17,003,146
   Accumulated deficit, end of quarter                                                        (16,967,462)
                                                                                             ------------
      Total stockholders' equity                                                                1,461,090
                                                                                             ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  5,568,296
                                                                                             ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months           Three Months
                                                              Ended                  Ended
                                                             March 31,              March 31,
                                                               2007                   2006
                                                           ------------           ------------
                                                            (Unaudited)            (Unaudited)
NET REVENUES                                               $    254,939           $    124,426
                                                           ------------           ------------
COST OF GOODS SOLD
(exclusive of deprecation shown separately below)               137,697                 82,817
                                                           ------------           ------------
GROSS PROFIT                                                    117,242                 41,609
                                                           ------------           ------------
OPERATING EXPENSES
   General and administrative                                   478,676                370,333
   Sales and marketing                                           65,033                186,791
   Research and development                                       2,159                 11,297
   Depreciation                                                  31,166                 29,631
   Amortization                                                 113,083                 11,711
                                                           ------------           ------------
      Total operating expenses                                  690,117                609,763
                                                           ------------           ------------

OPERATING LOSS                                                 (572,875)              (568,154)
                                                           ------------           ------------
OTHER (INCOME)/EXPENSE
   Interest expense and related costs                           102,590                 93,821
   Other (income)/expense                                       (35,890)                11,968
   Interest income                                                   (9)                  (675)
                                                           ------------           ------------
      Total other (income)/expense                               66,691                105,114
                                                           ------------           ------------

LOSS BEFORE INCOME TAXES                                       (639,566)              (673,268)
                                                           ------------           ------------

INCOME TAX  PROVISION                                                --                     --
                                                           ------------           ------------

NET LOSS                                                   $   (639,566)          $   (673,268)
                                                           ============           ============
NET LOSS PER SHARE:
   Basic:                                                  $      (0.02)          $      (0.03)
                                                           ============           ============
   Diluted:                                                $      (0.02)          $      (0.03)
                                                           ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                     36,714,919             26,506,805
                                                           ============           ============
   Diluted                                                   36,714,919             26,506,805
                                                           ============           ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Three Months         Three Months
                                                              Ended                Ended
                                                             March 31,            March 31,
                                                               2007                 2006
                                                           ------------         ------------
                                                            (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(639,566)          $(673,268)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                             144,248              41,342
     Loss on disposal of fixed assets                               --              11,968
     Amortization of debt discount                              52,634              55,000
     Stock issued for services                                      --               3,713
  Changes in assets and liabilities:
     Accounts receivable                                       (53,580)              3,989
     Receivables from officers and employees                        --                 104
     Prepaid and other current assets                           (6,672)             36,232
     Inventory                                                  (5,816)           (112,642)
     Deposits and other assets                                 (33,972)                 --
     Accounts payable                                            2,536             153,315
     Accrued liabilities                                       (15,850)            (30,726)
                                                             ---------           ---------
          Net cash used in operating activities               (556,038)           (510,973)
                                                             ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of intellectual property                                --              (4,200)
  Purchases of property and equipment                             (666)             (6,858)
                                                             ---------           ---------
          Cash used in investing activities                       (666)            (11,058)
                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                  555,962             450,000
  Proceeds from sales/leaseback transaction                         --              75,000
  Principal repayments on convertible debentures                (4,310)             (3,913)
  Principal repayments on capital lease obligations             (5,123)             (6,843)
  Repayments on notes payable                                  (33,958)           (304,826)
  Proceeds from sale of preferred stock                             --             300,000
                                                             ---------           ---------
          Net cash provided by financing activities            512,571             509,418
                                                             ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                          (44,133)            (12,613)

CASH AND CASH EQUIVALENTS, beginning of period                  80,338             272,648
                                                             ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                     $  36,205           $ 260,035
                                                             =========           =========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.


                                                                  Three Months       Three Months
                                                                     Ended              Ended
                                                                    March 31,          March 31,
                                                                      2007               2006
                                                                  ------------       ------------
                                                                   (Unaudited)        (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $   46,024          $   27,526
                                                                   ==========          ==========

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Common stock issued in exchange for intellectual
  property                                                         $        0          $   33,750
                                                                   ==========          ==========

  Series B preferred stock issued in exchange for patent           $        0          $1,950,000
                                                                   ==========          ==========

  Conversion of debt and accrued interest to common stock          $  500,000          $  301,000
                                                                   ==========          ==========

  Conversion of preferred shares to common shares                  $2,250,000          $        0
                                                                   ==========          ==========

  Issuance of notes in exchange of equipment                       $    7,000          $        0
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

     The Company also expanded to provide next-generation and sustainable fertilizers thru the acquisition of Smart World Organics, Inc. on December 20, 2006 as well as an Intellectual Property Purchase Agreement with the founder, Ray Nielsen, that includes formulas and intellectual properties used in the business of Smart World Organics, Inc. on December 20, 2006. The product line includes homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

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

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight-line method over the life of the licenses, which is 14 1/2 years. The patent acquired on March 15, 2006 is being amortized using the straight-line method, over the eight (8) years left to expiration. The intellectual property purchased on December 20, 2006 is being amortized at 15 years. The carrying value of these assets is periodically evaluated for impairment. The formulas purchased on December 20, 2006 are valued $2,411,499.

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $65,033 and $186,788 for the three-month periods ended March 31, 2007 and 2006, respectively.

     REVENUE RECOGNITION: Revenue is recognized in accordance with Staff Accounting Bulleting ("SAB No.101), Revenue Recognition in Financial Statements, as revised by SAB 104. The Company recognizes revenue when products are shipped to a customer or if the sales includes installation, upon completion of the installation process and the risks and rewards of ownership have passed based on the terms of the sale.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related party notes payable, debentures and notes payable. Pursuant to SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments, " the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable and selected debentures as the transactions originated with related parties.

     Other than these items, the Company considers the carrying values of its financial instruments in the consolidated financial statements to approximate their fair values.

     RESEARCH AND DEVELOPMENT EXPENSES: The Company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

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

     The Company has foreign sales primarily in Canada, Korea, Israel and United Arab Emirates. Foreign sales are primarily under non-exclusive distribution agreements with international distributors. During the three month periods ended March 31, 2007 and 2006 the Company had foreign sales of approximately $ 0 and $5,837, respectively, which constituted approximately 0% and 5%, respectively, of net revenue.

     STOCK-BASED COMPENSATION: Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS No 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS No 123R. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not material.

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

     There were no stock options granted in the three months ended March 31, 2007 and 2006. No options expired or were exercised during the three-month period ended March 31, 2007. All options outstanding at January 1, 2006 were fully vested. Therefore, no compensation expense was recognized in the period ended March 31, 2007 as a result of the implementation of SFAS No 123R.

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

     During the three-month period ended March 31, 2007, there were no options and warrants granted.

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

     On December 20, 2006 the Company purchased exclusive soil additive formulas, proprietary software trademarks and patents. The intellectual property was valued at $2,411,499, which was purchased with issuance of a $1,500,000 convertible 8% debentures and $911,499 of the Smart World acquisition was added. The intellectual property is being amortized using the straight-line method over 8-15 years. The weighted average remaining life of these assets is 10.56 years.

     The following table summarizes the components of intangible assets:

                                          As of March 31, 2007 (Unaudited)
                                       Gross
                                     Carrying       Accumulated
                                      Amount       Amortization         Net
                                    ----------     ------------     ----------
     Patent                         $  679,217      $  337,661      $  341,556
     Turf Trade secrets                 37,950           2,197          35,753
     Soil Medic Patent               1,950,000         249,594       1,700,406
     Formulas, Rights and Patents    2,411,499          48,525       2,362,974
                                    ----------      ----------      ----------
     Total                          $5,078,666      $  637,977      $4,440,689
                                    ==========      ==========      ==========

     The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $113,083 and $11,711 for the three-month periods ended March 31, 2007 and 2006, respectively.

     The following summarizes the estimated future amortization expense of the intellectual property:

           Year                                                         Amount
           ----                                                         ------
     2007 (remaining)                                                  $339,245
           2008                                                         452,328
           2009                                                         452,328
           2010                                                         452,328
           2011                                                         452,328
        Thereafter                                                    2,292,132
                                                                     ----------
          Total                                                      $4,440,689
                                                                     ==========

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at March 31, 2007:

     Machinery                                                        $ 634,770
     Vehicles                                                            57,615
     Office furnishings, fixtures and equipment                          44,591
                                                                      ---------
     Total                                                              736,976
     Less accumulated depreciation                                     (358,614)
                                                                      ---------
     Property and equipment, net l                                    $ 378,362
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
     Principal due October 1, 2007.                                      30,000

     Convertible debenture to unrelated party, original balance of $30,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.28 for one share of common stock. Note is unsecured. Principal due
     October 1, 2007.                                                    30,000

     Note payable to lending institution, original balance of
     $48,542, and interest at 2.9% per annum. Requires monthly
     principal and interest payments of $736 through 2009.
     Collateralized by vehicle.                                          23,323

     Note payable to finance company, original balance of
     $75,000, and interest at 17.7% per annum. Requires monthly principal and interest payments of $1,814 through 2009.
     Collateralized by polymer injection machine.                        43,707

     Note payable to lending institution, original balance of
     $28,985, and interest at 6.99% per annum. Requires monthly principal and interest payments of $576 through 2008.
     Collateralized by vehicle.                                          11,395

     Notes payable to various individuals at rates from 6% to
     20%, all due prior to acquisition of Smart World Organics,
     Inc.                                                               260,764

     Note payable to related party, original balance of $516,422,
     Interest at 8.25% per annum and payable monthly. Principal
     is due December 31, 2009                                           460,012
                                                                     ----------
            Total                                                     3,508,501

            Less debt discount                                          118,893
                                                                     ----------
            Total                                                     3,389,608

            Less current portion                                      2,711,785
                                                                     ----------
            Total long-term portion                                  $  677,823
                                                                     ==========

     Future maturities of principal at March 31 are as follows:

     2007 (remaining)                                                $2,830,679
     2008                                                                39,477
     2009                                                               505,423
     2010                                                                23,783
     2011                                                                26,273
     Thereafter                                                          82,866
                                                                     ----------
              Total                                                  $3,508,501
                                                                     ==========

     The note payable of $461,012 and four convertible debentures totaling $800,000 are held by an entity that holds approximately 33% of the Company's common stock. These notes payable are due in two years providing the Company is in a financial position to make payments which includes, among other things, adequate cash flows.

     During the three months ended March 31, 2007, $466,410 in related party notes payable and $33,590 in related accrued interest and payables were converted into 2,380,952 shares of common stock based on the closing price of the stock on February 16, 2007, which was $0.21 per share.

     Approximately $ 270,000 of notes payable acquired in connection with the purchase of Smart World, Inc. are past due and classified as currently due in the balance sheet. These loans were generally acquired in connection with the acquisition of Smart World, Inc. Management has represented that none of the lenders has commenced actions to collect these notes payable.

7. STOCKHOLDERS' EQUITY

     COMMON STOCK

     The Company has 100,000,000 shares authorized. At March 31, 2007, the Company had 43,556,850 shares of $0.001 par value common stock outstanding.

     SERIES A CONVERTIBLE PREFERRED STOCK

     The Company has 25,000,000 shares of Series A Convertible Preferred Stock authorized. At March 31, 2007 and 2006, the Company had 2,763,699 shares of $0.50 stated value Series A preferred stock issued and outstanding. The holders of the preferred stock have the option to convert to common stock at a rate of one share of common stock for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred stock have no voting rights.

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

     SERIES B CONVERTIBLE PREFERRED STOCK

     The Company has 4,500,000 shares of Series B Convertible Preferred Stock authorized. On March 16, 2006, the Company issued 4,500,000 shares of Series B convertible preferred stock for conversion of debt in the principal amount of $2,250,000. On March 14, 2007, the closing price of the Company's common stock was $0.32 and 4,500,000 shares of the Company's Series B Preferred Stock valued at $2,250,000 automatically converted into 7,031,250 shares of common stock. There are no shares of Series B Convertible Preferred Stock outstanding at March 31, 2007.

8. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There was no preferred stock dividend in the three-month period ended March 31, 2007. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                     Three months ended       Three months ended
                                       March 31, 2007           March 31, 2006
                                       --------------           --------------
                                        (Unaudited)              (Unaudited)
     Convertible preferred stock        $ 2,763,699              $ 7,263,699
     Common stock options                   680,000                  680,000
     Warrants                             1,034,000                  321,000
     Convertible debt                     7,094,219                1,607,888
                                        -----------              -----------
                                        $11,571,918              $ 9,872,587
                                        ===========              ===========

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                                        Unaudited
                                     -----------------------------------------------------------------------------
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

     The holders of the two (2) $25,000 convertible debentures and the $187,300 convertible debenture are personally related to Louis Visco. Interest incurred on these debentures during the three-month period ended March 31, 2007 and 2006 were $5,676 and $6,073 respectively.

     Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two (2) $250,000, one (1) $200,000 debentures converstible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2008. In addition, there is one (1) $100,000 debenture convertible at $0.50 per share with interest at 8% that matures in the third quarter of 2007 and a $460,012 note payable at 8.25% which matures December 2009. During the three months ended March 2007, notes payable and accrued interest and payables due to this entity totaling $500,000 were converted at a rate of $0.21 per share for a total of 2,380,952 shares of common stock. Interest incurred on these debentures and notes during the three-month period ended March 31, 2007 and 2006 was $25,131 and $19,163 respectively.

     Employee advances of $6,681 as of March 31, 2007 included in prepaid expenses and other current assets.

     AFFILIATED ENTITIES

     The Company also entered into an operating lease in 2004 for its office space and in 2006 additionally rented warehouse space, with Customized Box Company, an entity beneficially owned by Louie Visco. Rents charged by this entity for the three months ended March 31, 2007 and 2006 were $7,962 and $1,662, respectively.

10. COMMITMENTS

     OPERATING LEASES

     The Company leases real property located in Pacoima California from an entity owned by a Director and majority shareholder under a long-term operating lease (see Note 9). The lease began April 2004 and expires December 2008. The Company also leases warehouse as of October 2006. Rent expense under these leases for the 3 months ended March 31, 2007 and 2006 was $7,962 and $1,662 respectively.

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

     On December 20, 2006, the Company acquired Smart World Organics, Inc, which had current operating leases for warehouse and office space for $2,440 per month. Leases expire on June 30, 2007 and November 30, 2007.

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
                                                                  =========

11. ACQUISITION

     SMART WORLD ORGANICS, INC.

     On December 20, 2006, the Company acquired 100% of the outstanding shares of Smart World Organics, Inc., a privately held company located in Hudson, Florida, for $150,000 in cash and 2,300,000 shares of the Company's common stock. The Company also assumed trade payables and notes payable in the amount of $495,781 This acquisition is consistent with the Company's continuing efforts to make selective acquisitions of dealers and partners that will enhance the Company's product line and distribution.

     In accordance with SFAS No. 141, "Business Combinations," the acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to Smart World Organics' tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 20, 2006. Management is responsible for determining the fair value of these assets. The fair value of the assets acquired and liabilities assumed represent management's preliminary estimate of fair value. The following table summarizes the components of the purchase price:

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


                                                              Three Months Ended
                                                                March 31, 2007
                                                                --------------
                                                                  (Unaudited)

     Total revenues                                                $ 252,548
     Net loss                                                       (690,657)


12. PRIOR PERIOD ADJUSTMENT

     Accumulated deficit at the beginning of 2007 has been adjusted to correct an error in 2006 for debt discount expense not previously reported of $25,540. Had the error not been made, net loss would have increased by $25,540 with no significant effect on net loss per share.

13. SUBSEQUENT EVENT

     On May 29, 2007, $628,012.04 in related party notes payable and interest in the amount of $23,472.59 as well as other expenses in the amount of $1,253.60 were converted into 3,708,740 shares of common stock of the Company. The conversion was based on the closing price of the stock on May 27, 2007, which was $0.176 per share.


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

On December 20, 2006, we acquired Smart World Organics, Inc. as a wholly owned subsidiary. Smart World is a "C" corporation located in Hudson, Florida. The transaction was not closed until December 20, 2006.

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

On December 20, 2006, the Company acquired 100% of the outstanding shares of Smart World Organics, Inc., a privately held company located in Hudson, Florida, for $150,000 in cash and 2,300,000 shares of common stock issued to the shareholders of Smart World and assumed approximately $400,000 in notes and trade payables.

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

The Convertible Debenture is secured by the Intellectual Property. The principal of the Convertible Debenture and any unpaid accrued interest thereon is due and payable on January 19, 2008. We will make quarterly interest payments until the Maturity Date. The Convertible Debenture is convertible at the option of Mr. Nielsen at any time prior to the Maturity Date into shares of our common stock at a conversion price equal to the closing price of the Company's common stock for the day immediately preceding the date of conversion.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2007         March 31, 2006
                                         --------------         --------------
                                          (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
  Revenue                                 $    254,939           $    124,426
  (Loss)                                  $   (639,566)          $   (673,268)
  (Net Loss) Per Share                    $      (0.02)          $      (0.03)

BALANCE SHEET DATA:
  Current Assets                          $    615,273           $    772,930
  Total Property & Equipment, Net         $    378,362           $    350,913
  Intellectual Property, Net              $  4,440,689           $  2,374,396
  Net Deferred Tax Asset                  $          0           $          0
  Total Assets                            $  5,568,296           $  3,561,105
  Total Current Liabilities               $  3,382,104           $    555,251
  Accumulated Deficit                     $(16,967,462)          $(14,663,677)

THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

REVENUES

Revenues for the three months ended March 31, 2007 were $254,939 compared to $124,426 for the same period in 2006, an increase of 205%. This increase in revenue was the result of the revenues of our wholly owned subsidiary Smart World Organics in the amount of $107,635 and our revenue increase of $22,879.

COST OF SALES

Cost of goods sold for the three months ended March 31, 2007 were $137,697 compared to $82,817 for the three months ended March 31, 2006, an increase of 40%. The increase in the cost of sales is the result of the increase in revenues during this period.

INVENTORY

Inventory balances were $342,149 as of March 31, 2007 compared to $325,602 as of March 31, 2006.

OPERATING EXPENSES

Operating expenses increased by approximately 11.7% from $609,763 for the three months ended March 31, 2006 compared to $690,118 for the three months ended March 31, 2007. This increase in operating expenses is a result of many factors. General and Administrative expenses increased approximately 29% for the period ended December 31, 2006 due to the additional cost of operations for our wholly-owned subsidiary Smart World Organics. Sales and Marketing expenses decreased approximately 65% do to cost reductions in advertising and trade show appearances as exhibitors. We increased our intellectual property holdings to $4,440,689 for the period ended March 31, 2007 from $2,374,396 for the period ended March 31, 2006 resulting in an increase in amortization expense to $113,083 for the period ended March 31, 2007 from $11,711 for the period ended March 31, 2006.

INCOME TAXES

We did not provide for income tax expense or provision for the period ended March 31, 2007 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

We experienced a net loss from operations of $(639,566) for the three months ended March 31, 2007 as compared to a net loss of $(673,268) for the three months ended March 31, 2006. The decrease in the net loss is directly related to our decrease in sales and marketing expenses from $186,791 in the three months ended March 31, 2006 to $65,033 for the three months ended March 31, 2007. Our general and administrative expenses increased by $108,345. We also decreased our expenses for research and development by $9,138. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products increased from $124,426 for the three months ended March 31, 2006 to $254,939 for the three months ended March 31, 2007. This increase in revenue was the result of the additional revenue from our wholly owned subsidiary Smart World Organics, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $36,205 and $260,035 at March 31, 2007 and 2006, respectively. Net cash used in operations was $(556,038) for the period ended March 31, 2007 compared to net cash used in operations of $(510,973) for the comparable period ended March 31, 2006. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at March 31, 2007, the outstanding balance of the debentures was $2,558,406 and at March 31, 2006, the outstanding balance of the debentures was $973,666. At March 31, 2007, convertible debentures consisted of one $1,500,000 of 8% debenture convertible at the closing price on the day immediately preceding the day of conversion, convertible debentures consisted of $770,000 of 8% per annum debentures at a rate of $0.50 per share, $100,000 of 8% debenture convertible at $0.28 per share, $120,000 of 8% per annum debentures at a rate of $0.30 per share, and $187,300 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted today, we would issue an additional 7,094,219 shares. Interest expense for the three months ended March 31, 2007 was $46,024 and interest expense for the three months ended March 31, 2006 was $93,821.

We have a working capital deficit (current assets less current liabilities) of $(2,766,831) as of March 31, 2007 compared to working capital of $217,679 as of March 31, 2006. Our increase in current liabilities is directly related to the current liabilities of Smart World Organics, Inc and the current portion of debentures payable to related parties.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(16,967,462) and a working capital deficit of approximately $(2,776,831) as of March 31, 2007. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing and are the same as reported in our December 31, 2006 10-KSB filing dated April 18, 2007

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have recorded a net deferred income tax asset of $5,535,000. Management determined that because we had yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

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

DATED: June 8, 2007                 AMERICAN SOIL TECHNOLOGIES, INC.


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