Form 10QSB
period 2007-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2007-08-20
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

As of August 15, 2007, the number of shares of common stock, $0.001 par value issued and outstanding was 47,365,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)
         Unaudited Consolidated Balance Sheet - June 30, 2007                2

         Unaudited Consolidated Statements of Operations -
         For the three and six months ended June 30, 2007 and 2006           3

         Unaudited Consolidated Statements of Cash Flow -
         For the six months ended June 30, 2007 and 2006                     4

         Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis or Plan of Operation          22

Item 3.  Controls and Procedures                                            26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        27
Item 3.  Defaults Upon Senior Securities                                    27
Item 4.  Submission of Matters to a Vote of Security Holders                27
Item 5.  Other Information                                                  27
Item 6.  Exhibits                                                           27

SIGNATURES                                                                  28

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                               June 30,
                                                                                                 2007
                                                                                             ------------
                                                                                             (Unaudited)
ASSETS:

CURRENT ASSETS
   Cash and cash equivalents                                                                 $     20,574
   Accounts receivable, net of allowance of doubtful accounts of $37,556                           85,100
   Inventories                                                                                    347,534
   Prepaid expenses and other current assets                                                       73,200
                                                                                             ------------
      Total current assets                                                                        526,408
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $389,788                               347,189
INTELLECTUAL PROPERTY, net of accumulated amortization of $751,058                              4,327,608
DEPOSITS AND OTHER ASSETS                                                                         133,972
                                                                                             ------------
    TOTAL ASSETS                                                                             $  5,335,177
                                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                          $    722,531
   Accrued liabilities                                                                             82,090
   Notes payable to unrelated parties                                                             289,812
   Current portion of capital lease obligations                                                    21,825
   Current portion of debentures payable to related parties                                     1,568,534
   Debentures payable to nonrelated parties, net of unamortized discount of $38,827                81,173
                                                                                             ------------
      Total current liabilities                                                                 2,765,965
NOTES PAYABLE TO RELATED PARTIES                                                                  139,000
NOTES PAYABLE TO UNRELATED PARTIES, net of current portion                                         42,244
CAPITAL LEASE OBLIGATIONS, net of current portion                                                  42,836
DEBENTURES PAYABLE TO RELATED PARTIES, net of current portion, net of unamortized
 discount of $27,432                                                                              956,967
                                                                                             ------------
      Total liabilities                                                                         3,947,012

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.50 stated value, 25,000,000 shares
    authorized, 2,763,699 shares issued and outstanding                                         1,381,849
   Common stock, $0.001 par value, 100,000,000 shares authorized,
    47,265,590 shares issued and outstanding                                                       47,265
   Paid in capital                                                                             17,652,175
   Accumulated deficit                                                                        (17,693,124)
                                                                                             ------------
      Total stockholders' equity                                                                1,388,165
                                                                                             ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  5,335,177
                                                                                             ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                               Three Months      Three Months       Six Months       Six Months
                                                  Ended             Ended             Ended            Ended
                                                 June 30,          June 30,          June 30,         June 30,
                                                   2007              2006              2007             2006
                                               -----------       -----------       -----------      -----------
NET REVENUES                                   $   325,077       $   236,438       $   580,016      $   360,863
                                               -----------       -----------       -----------      -----------

COST OF GOODS SOLD                                 164,107           153,003           301,804          235,820
                                               -----------       -----------       -----------      -----------
GROSS PROFIT                                       160,970            83,435           278,212          125,043
                                               -----------       -----------       -----------      -----------
OPERATING EXPENSES:
  General and administrative                       525,032           348,165         1,003,708          718,452
  Sales and marketing                               57,000           152,349           122,033          339,138
  Research and development                           4,135             5,168             6,294           16,465
  Depreciation                                      31,174            29,264            62,340           58,895
  Amortization                                     113,081            78,492           226,164           90,203
                                               -----------       -----------       -----------      -----------
      Total operating expenses                     730,422           613,438         1,420,539        1,223,153
                                               -----------       -----------       -----------      -----------

OPERATING LOSS                                    (569,452)         (530,003)       (1,142,327)      (1,098,110)
                                               -----------       -----------       -----------      -----------
OTHER (INCOME)/EXPENSE:
  Interest expense and related costs               162,042            51,312           264,632          145,133
  Other expense                                         --               244                --              289
  Other income                                      (5,985)               --           (41,875)              --
  Loss on sale                                          --                --                --           11,968
  Interest income                                       (2)             (684)              (11)          (1,359)
                                               -----------       -----------       -----------      -----------
      Total other (income)/expense                 156,055            50,872           222,746          156,031
                                               -----------       -----------       -----------      -----------

LOSS BEFORE INCOME TAXES                          (725,507)         (580,875)       (1,365,073)      (1,254,141)
                                               -----------       -----------       -----------      -----------

INCOME TAX PROVISION                                    --                --                --               --
                                               -----------       -----------       -----------      -----------

NET LOSS                                       $  (725,507)      $  (580,875)      $(1,365,073)     $(1,254,141)
                                               ===========       ===========       ===========      ===========
NET LOSS PER SHARE:
  Basic:                                       $     (0.02)      $     (0.02)      $     (0.03)     $     (0.05)
                                               ===========       ===========       ===========      ===========
  Diluted:                                     $     (0.02)      $     (0.02)      $     (0.03)     $     (0.05)
                                               ===========       ===========       ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         44,887,159        27,063,772        40,137,461       26,784,929
                                               ===========       ===========       ===========      ===========
  Diluted                                       44,887,159        27,063,772        40,137,461       26,784,929
                                               ===========       ===========       ===========      ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                                              Six Months            Six Months
                                                                Ended                 Ended
                                                               June 30,              June 30,
                                                                 2007                  2006
                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,365,073)          $(1,254,141)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                288,504               149,098
    Loss on disposal of fixed assets                                  --                11,968
    Amortization of debt discount                                105,268                55,000
    Stock issued for services                                         --                34,000
  Changes in assets and liabilities:
    Accounts receivable                                          (15,245)               53,273
    Prepaid expenses and other current assets                     33,608                52,580
    Deposits and other assets                                    (33,972)                   --
    Inventories                                                  (11,198)             (177,311)
    Accounts payable                                             100,717               292,926
    Accrued liabilities                                          100,100               (13,778)
                                                             -----------           -----------
          Net cash used in operating activities                 (797,291)             (796,385)
                                                             -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of intellectual property                                  --                (4,200)
  Purchases of property and equipment                               (666)              (13,643)
                                                             -----------           -----------
          Net cash used for investing activities                    (666)              (17,843)
                                                             -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes payable                      801,422               472,000
  Proceeds from sales/leaseback transaction                           --                75,000
  Principal repayments on convertible debentures                  (8,677)               (7,869)
  Principal repayments on capital lease obligations              (10,460)              (11,377)
  Repayments on notes payable                                    (44,092)             (310,349)
  Proceeds from sale of preferred stock                               --               300,000
  Proceeds from stock issuances                                       --                50,000
                                                             -----------           -----------
          Net cash provided by financing activities              738,193               567,405
                                                             -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                            (59,764)             (246,823)

CASH AND CASH EQUIVALENTS, beginning of period                    80,338               272,648
                                                             -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                     $    20,574           $    25,825
                                                             ===========           ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Six Months          Six Months
                                                           Ended               Ended
                                                          June 30,            June 30,
                                                            2007                2006
                                                         ----------          ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                          $   59,960          $   41,494
                                                         ==========          ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Common stock issued in exchange for
   intellectual property                                 $        0          $   33,750
                                                         ==========          ==========
  Series B preferred stock issued in exchange
   for patent                                            $        0          $1,950,000
                                                         ==========          ==========
  Conversion of debt and accrued interest to
   common stock                                          $1,152,738          $  338,673
                                                         ==========          ==========
  Conversion of preferred shares to common
   shares                                                $2,250,000          $        0
                                                         ==========          ==========
  Common stock issued in exchange for equipment
   and inventory                                         $        0          $   16,128
                                                         ==========          ==========
  Issuance of notes in exchange of equipment             $    7,000          $        0
                                                         ==========          ==========


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE  30, 2007 AND JUNE 30, 2006 (UNAUDITED)
--------------------------------------------------------------------------------


1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that will be realized for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

     The Company also expanded to provide next-generation and sustainable fertilizers through the acquisition of Smart World Organics, Inc. on December 20, 2006 as well as an Intellectual Property Purchase Agreement with the founder, Ray Nielsen, that includes formulas and intellectual properties used in the business of Smart World Organics, Inc, ("Smart World") on December 20, 2006. The product line includes homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

     GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has sustained significant losses and has a working capital deficit of $2,212,125 and an accumulated deficit of $17,693,124. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flow from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability.

     These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 15 years. Depreciation expense was $31,174 and $62,340, and $29,264 and $58,895 for the three and six month periods ended June 30, 2007 and 2006, respectively.

     Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized: other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

     INTELLECTUAL PROPERTY: The exclusive licenses to the patented polymer application techniques purchased December 31, 1999, are being amortized using the straight-line method over the life of the licenses, which is 14 1/2 years. The patent acquired on March 15, 2006 is being amortized using the straight-line method, over the eight (8) years left to expiration. The intellectual property purchased on December 20, 2006 is being amortized at 15 years. The carrying value of these assets is periodically evaluated for impairment. The formulas purchased on December 20, 2006 are valued at $2,411,499.

     ADVERTISING: The Company expenses advertising costs as incurred. Advertising expense was $57,000 and $122,033, and $132,782 and $301,888 for the three and six month periods ended June 30, 2007 and 2006, respectively.

     REVENUE RECOGNITION: Revenue is recognized in accordance with Staff Accounting Bulleting ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as revised by SAB 104. The Company recognizes revenue when products are shipped to a customer or if the sale includes installation, upon completion of the installation process and the risks and rewards of ownership have passed based on the terms of the sale.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, related party notes payable, debentures and notes payable. Pursuant to SFAS No. 107, "DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS", the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of related-party notes payable and selected debentures as the transactions originated with related parties. Other than these items, the Company considers the carrying values of its financial instruments in the unaudited consolidated financial statements to approximate their fair values.

     RESEARCH AND DEVELOPMENT EXPENSES: The Company expenses internal research and development costs as incurred. Third party research and development costs are expensed when the contracted work has been performed.

     USE OF ESTIMATES: The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Significant estimates made in connection with the preparation of the unaudited consolidated accompanying financial statements include the carrying value of accounts receivable and inventories, the carrying value of the patented licenses and self-constructed machinery and other long-lived assets.

     PRINCIPLES OF CONSOLIDATION: The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     CONCENTRATION OF CREDIT RISK

     CASH

     The Company maintains its cash and cash equivalent account in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2007, the Company had no cash balances, which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

     CUSTOMERS

     The Company grants credit to customers within the United States of America and to a limited number of international customers and does not require collateral. Sales to other international customers are secured by advance payments, letters of credit or cash against documents. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts, totaling approximately $38,000 as of June 30, 2007 are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

     The Company has foreign sales primarily in Canada, Korea, Israel and United Arab Emirates. Foreign sales are primarily under non-exclusive distribution agreements with international distributors. During the three and six month periods ended June 30, 2007 and 2006, the Company had foreign sales of approximately $0, $0, $0 and $5,837, respectively, which constituted approximately $0, $0, $0 and 2%, respectively, of net sales.

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

     Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations and elected the disclosure option of SFAS no. 123 as amended by SFAS no. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - COMPENSATION AND DISCLOSURE." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price.

     There were no stock options granted in the six months ended June 30, 2007 and 2006. No options expired or were exercised during the six-month period ended June 30, 2007. All options outstanding at January 1, 2006 were fully vested. Therefore, no compensation expense was recognized in the periods ended June 30, 2007 and 2006 as a result of the implementation of SFAS No 123R.

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

     The following summarizes information at June 30, 2007:

                      Options Outstanding                                       Options Exercisable
    --------------------------------------------------------------------    -----------------------------

                          Number        Weighted Average      Weighted            Number         Weighted
                      outstanding at       Remaining          Average         Exercisable at     Average
        Range of         June 30,       Contractual Life      Exercise            June 30,       Exercise
     Exercise Prices       2007            (in years)          Price               2007           Price
     ---------------       ----            ----------          -----               ----           -----
         $ 0.50          680,000              5.50            $ 0.50              680,000        $ 0.50

                      Warrants Outstanding                                       Warrants Exercisable
    --------------------------------------------------------------------    -----------------------------

                          Number        Weighted Average      Weighted            Number         Weighted
                      outstanding at       Remaining          Average         Exercisable at     Average
        Range of         June 30,       Contractual Life      Exercise           June 30,        Exercise
     Exercise Prices       2007            (in years)          Price               2007           Price
     ---------------       ----            ----------          -----               ----           -----

         $ 0.23          300,000              1.50            $ 0.23              300,000        $ 0.23
         $ 0.30          100,000              0.45            $ 0.30              100,000        $ 0.30
         $ 0.30          634,000              2.45            $ 0.30              634,000        $ 0.30

     During the six month period ended June 30, 2007, there were no options and warrants granted.

     IMPAIRMENT OF LONG-LIVED ASSETS:

     The Company's management assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2007 the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" ("FAS 159"). FAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. FAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its consolidated financial position, results of operations and cashflow.

3. INVENTORIES

     Inventories consist of the following at June 30, 2007:


     Raw materials                                   $ 48,352
     Finished goods                                   299,182
                                                     --------
     Total                                           $347,534
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

     On December 20, 2006, the Company purchased exclusive soil additive formulas, proprietary software trademarks and patents. The intellectual property was valued at $2,411,499, which was purchased with issuance of a $1,500,000 convertible 8% debentures and $911,499 of the Smart World acquisition was added. The intellectual property is being amortized using the straight-line method over 8-15 years. The weighted average remaining life of these assets is 10.3 years.

     The following table summarizes the components of intangible assets:

                                           As of June 30, 2007 (Unaudited)
                                       Gross
                                     Carrying      Accumulated
                                      Amount       Amortization         Net
                                    ----------     ------------     ----------
     Patent                         $  679,217      $ (348,982)    $  330,235
     Turf Trade Secrets                 37,950          (2,829)        35,121
     Soil Medic Patent               1,950,000        (310,531)     1,639,469
     Formulas, Rights and Patents    2,411,499         (88,716)     2,322,783
                                    ----------      ----------     ----------
     Total                          $5,078,666      $ (751,058)    $4,327,608
                                    ==========      ==========     ==========

     The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $113,081 and $226,164 and $78,492 and $90,203 for the three and six month periods ended June 30, 2007 and 2006, respectively.

     The following summarizes the estimated future amortization expense of the intellectual property:

        Year                                          Amount
        ----                                          ------
     2007 (remaining)                               $  226,164
     2008                                              452,328
     2009                                              452,328
     2010                                              452,328
     2011                                              452,328
     Thereafter                                      2,292,132
                                                    ----------
          Total                                     $4,327,608
                                                    ==========

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2007:

     Machinery                                      $ 634,770
     Vehicles                                          57,615
     Office furnishings, fixtures and equipment        44,591
                                                    ---------
     Total                                            736,976
     Less accumulated depreciation                   (389,787)
                                                    ---------
     Property and equipment, net                    $ 347,189
                                                    =========

6. NOTES PAYABLE

     Notes payable at June 30, 2007 are comprised of the following:

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2009.      $  250,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due March 27, 2009.           250,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2008.          25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2008.          25,000

     Convertible debenture to related party, original balance of
     $25,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due August 15, 2009.           20,000

     Note payable to a related party, original balance of
     $32,000, interest at prime rate payable monthly. Note is
     unsecured and due January 2009.                                     29,000

     Convertible debenture to related party, original balance of
     $250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal is convertible at a rate of $3.00 for one share of common
     stock.                                                             182,933

     Convertible debenture to related party, original balance of
     $200,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.50 for
     one share of common stock. Principal due February 1, 2009.         200,000

     Convertible debenture to related party, original balance of
     $100,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.28 for one share of common stock. Note is unsecured. Principal due
     October 17, 2009.                                                  100,000

     Convertible debenture to related party, original balance of
     $1,500,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at the proceeding day's rate for one share of common stock. Note is secured by
     Intellectual Property purchased 12/20/06 from note holder.
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
     Principal due October 1, 2007.                                      30,000

     Convertible debenture to unrelated party, original balance of $30,000, interest at 8% per annum, interest payable
     quarterly. Principal is convertible at a rate of $0.28 for one share of common stock. Note is unsecured. Principal due
     October 1, 2007.                                                    30,000

     Note payable to lending institution, original balance of
     $48,542, and interest at 2.9% per annum. Requires monthly
     principal and interest payments of $736 through 2009.
     Collateralized by vehicle.                                          21,279

     Note payable to finance company, original balance of
     $75,000, and interest at 17.7% per annum. Requires monthly principal and interest payments of $1,814 through 2009.
     Collateralized by polymer injection machine.                        40,150

     Note payable to lending institution, original balance of
     $28,985, and interest at 6.99% per annum. Requires monthly principal and interest payments of $576 through 2008.
     Collateralized by vehicle.                                           9,863

     Notes payable to various individuals at rates from 6% to
     20%, all due prior to acquisition of Smart World Organics, Inc.    260,764

     Note payable to related party, original balance of
     $516,422, interest at 8.25% per annum and payable monthly.
     Principal is due December 31, 2009.                                110,000
                                                                     ----------
Total                                                                 3,143,989

Less debt discount                                                      (66,259)
                                                                     ----------

Total                                                                 3,077,730

Less current portion                                                  1,939,519
                                                                     ----------

Total long-term portion                                              $1,138,211
                                                                     ==========

     Future maturities of principal at June 30 are as follows:

        Year                                          Amount
        ----                                          ------
     2007 (remaining)                               $1,939,519
     2008                                                  849
     2009                                            1,004,410
     2010                                               23,783
     2011                                               26,273
     Thereafter                                         82,896
                                                    ----------
           Total                                    $3,077,730
                                                    ==========

     The note payable of $110,000 and four convertible debentures totaling $800,000 are held by an entity that holds approximately 33% of the Company's common stock. These notes payable are due in two years providing the Company is in a financial position to make payments, which includes, among other things, adequate cash flows.

     During the three months ended March 31, 2007, $466,410 in related party notes payable and $33,950 in related accrued interest and payables were converted into 2,380,952 shares of common stock based on the closing price of the stock on February 16, 2007, which was $0.21 per share.

     During the six months ended June 30, 2007, $628,012 in related party notes payable and $24,726 in related accrued interest and payables were converted into 3,708,740 shares of common stock based on the closing price of the stock on May 29, 2007, which was $0.176 per share.

     Approximately $270,000 of notes payable acquired in connection with the purchase of Smart World, Inc. are past due and classified as currently due in the balance sheet. Management has represented that none of the lenders has commenced actions to collect these notes payable.

7. STOCKHOLDERS' EQUITY

     COMMON STOCK

     The Company has 100,000,000 shares authorized. At June 30, 2007, the Company had 47,265,590 shares of $0.001 par value common stock outstanding.

     SERIES A CONVERTIBLE PREFERRED STOCK

     The Company has 25,000,000 shares of Series A Convertible Preferred Stock authorized. At June 30, 2007, the Company had 2,763,699 shares of $0.50 stated value Series A preferred stock issued and outstanding. The holders of the preferred stock have the option to convert to common stock at a rate of one share of common stock for each share of preferred stock tendered. Except as otherwise required by law or pursuant to any other provision, the holders of Series A Preferred stock have no voting rights.

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

     SERIES B CONVERTIBLE PREFERRED STOCK

     The Company has 4,500,000 shares of Series B Convertible Preferred Stock authorized. On March 16, 2006, the Company issued 4,500,000 shares of Series B convertible preferred stock for conversion of debt in the principal amount of $2,250,000. On March 14, 2007, the closing price of the Company's common stock was $0.32 and 4,500,000 shares of the Company's Series B Preferred Stock valued at $2,250,000 automatically converted into 7,031,250 shares of common stock. There are no shares of Series B Convertible Preferred Stock outstanding at June 30, 2007.

8. NET LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There was no preferred stock dividend in the six-month period ended June 30, 2007. The following securities have been excluded from the calculation because inclusion of such would be anti-dilutive:

                                           Six months           Six months
                                             ended                ended
                                            June 30,             June 30,
                                              2007                 2006
                                           -----------          -----------
                                           (Unaudited)          (Unaudited)
      Convertible preferred stock            2,763,699            7,263,699
      Common stock options                     680,000              680,000
      Warrants                               1,034,000              321,000
      Convertible debt                       9,905,264            1,606,570
                                           -----------          -----------
                                            14,382,963            9,871,269
                                           ===========          ===========

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                                       Unaudited
                                    --------------------------------------------------------------------------------
                                             Six Months Ended                          Six Months Ended
                                              June 30, 2007                              June 30, 2006
                                   ------------------------------------       --------------------------------------
                                     Amount         Shares                      Amount         Shares
                                     ------         ------                      ------         ------
     Net Loss                      $(1,365,073)                               $(1,254,141)

     Preferred stock dividends              --                                         --
                                   -----------                                -----------

     Loss available to common
     Stockholders                  $(1,365,073)                               $(1,254,141)
                                   ===========                                ===========

     BASIC EARNINGS PER SHARE:
       Loss available to common
       stockholders                $(1,365,073)   40,137,461    $(0.03)       $(1,254,141)    26,784,929     $(0.05)
                                   ===========                  ======        ===========                    ======

       Effect of dilutive                  N/A           N/A                          N/A            N/A
       securities

     DILUTED EARNINGS PER SHARE    $(1,365,073)   40,137,461    $(0.03)       $(1,254,141)    26,784,929     $(0.05)
                                   ===========                  ======        ===========                    ======

9. RELATED PARTY TRANSACTIONS

     During the three and six month periods ended June 30, 2007 and June 30, 2006, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

     DIRECTORS & OFFICERS

     Diana Visco, Company Secretary, has a $20,000 Debenture with the Company, which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2009 as well as a $29,000 note payable at prime rate due January 1, 2009. Interest incurred on this debenture and notes was $995 and $1,987 and $394 and $1,574 during the three and six month periods ended June 30, 2007 and 2006, respectively.

     The holders of the two (2) $25,000 convertible debentures and the $187,300 convertible debenture are personally related to Louie Visco, Director. Interest incurred on these debentures during the three and six-month periods ended June 30, 2007 and 2006 were $5,631 and $11,307, $6,073 and
     $12,115, respectively.

     Louie Visco, Director, is an owner and director of the FLD Corporation, the holder of two (2) $250,000, one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2009. In addition, there is one (1) $100,000 debenture convertible at $0.50 per share with interest at 8% that matures in the third quarter of 2009 and a $110,000 note payable at 8.25% which matures December 2009. During the three months ended June 30 2007, notes payable and accrued interest and payables due to this entity totaling $652,738 were converted at a rate of $0.176 per share for a total of 3,708,740 shares of common stock. Interest incurred on these debentures and notes during the three and six month periods ended June 30, 2007 and 2006 was $23,863 and $52,876 and $48,102 and $73,612, respectively.

     Employee advances of $4,346 as of June 30, 2007 are included in prepaid expenses and other current assets.

     AFFILIATED ENTITIES

     The Company also entered into an operating lease in 2004 for its office space and in 2006 additionally rented warehouse space, with Customized Box Company, an entity beneficially owned by Louie Visco. Rents charged by this entity for the three and six months ended June 30, 2007 and 2006 were $8,127 and $16,089 and $5,862 and $7,525, respectively.

10. COMMITMENTS

     OPERATING LEASES

     The Company leases real property located in Pacoima California from an entity owned by a Director and majority shareholder under a long-term operating lease (see Note 9). The lease began April 2004 and expires December 2008. The Company also leases warehouse as of October 2006. Rent expense under these leases for the three and six months ended June 30, 2007 and 2006 was $8,127 and $16,089 and $5,862 and $7525, respectively.

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

     On December 20, 2006, the Company acquired Smart World Organics, Inc, which had current operating leases for warehouse and office space for $3,697 per month. Leases expire on April 30, 2008 and November 30, 2007.

     Future minimum lease payments under operating leases at June 30 are as follows:

     2007 (remaining)                                              $ 67,699
     2008                                                           112,090
     2009                                                           100,000
     2010                                                           100,000
     Thereafter                                                     191,667
                                                                   --------
                                                                   $571,456
                                                                   ========

     CAPITAL LEASES

     The Company leases certain equipment under capital leases that expire through 2010. Minimum required lease payments under the lease agreements at June 30 are as follows:

     2007 (remaining)                                             $ 19,090
     2008                                                           25,256
     2009                                                           21,600
     2010                                                           19,800
     2011                                                                0
     Thereafter                                                          0
                                                                  --------
           Total                                                    85,746
     Less: Amount representing interest                            (21,085)
                                                                  --------
           Total payments, net of interest                          64,661
     Less: Current portion                                         (21,825)
                                                                  --------
           Total long term minimum lease payments                 $ 42,836
                                                                  ========

     Equipment under capital leases is included in machinery and equipment as follows:

                                                                June 30, 2007
                                                                -------------
     Machinery and equipment                                      $ 107,000
     Less: Accumulated depreciation                                 (38,500)
                                                                  ---------
                                                                  $  68,500
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

                                                              Six Months Ended
                                                               June 30, 2006
                                                               -------------
                                                                (Unaudited)

     Total revenues                                             $   638,461
     Net loss                                                    (1,260,576)

12. PRIOR PERIOD ADJUSTMENT

     Accumulated deficit at the beginning of 2007 has been adjusted to correct an error in 2006 for debt discount expense not previously reported of $25,540. Had the error not been made, net loss would have increased by $25,540 with no significant effect on net loss per share.

13. SUBSEQUENT EVENTS

     On July 14, 2007, we issued 100,000 shares of common stock at $0.20 per share to Grosvenor Financial Partners for services rendered. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule
     506 of Regulation D promulgated pursuant thereto. We believe that Grosvenor Financial Partners is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us through its relationship with us.

     On July 19, 2007 we issued a Convertible Debenture in the total amount of $75,000 payable in one year with an interest rate of 10% and a warrant exercisable in three years for 100,000 shares of stock at $0.30 per share. The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that the investors are "accredited investors" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

                                  * * * * * * *

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We own patents and operating rights to certain polymer based soil enhancements designed to increase production and reduce costs to the agriculture industry. During the last six years, we have devoted substantial resources, including executive time and money, to the development of strategic relationships and contracts for the marketing and distribution of our polymer products. Additionally, we developed the M-216 Polymer Injector, an injection machine designed to install our products accurately and quickly on all types and sizes of turf including golf courses, sport fields, as well as commercial and private lawns. On March 21, 2006, we acquired the US Patent on a slow release liquid fertilizer through our acquisition of Advanced Fertilizer Technologies, Inc.

On December 20, 2006, we acquired Smart World Organics, Inc., located in Hudson, Florida, as a wholly owned subsidiary. We acquired 100% of the outstanding shares of Smart World in exchange for $150,000 in cash and 2,300,000 shares of common stock issued to the shareholders of Smart World and assumed approximately $400,000 in notes and trade payables. Smart World provides next-generation organic and sustainable fertilizers to commercial and residential customers worldwide. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments. The product line includes homogenized fertilizers, non-toxic insect controls, plant protectants, seed, and soil and silage inoculants.

On December 20, 2006, we purchased from Ray Nielsen any and all intellectual property of Mr. Nielsen, including all formulas developed by Mr. Nielsen over the past 30 years, including but not limited to all formulas and intellectual property used in the business of Smart World Organics, Inc., including all graphics and logos; all domain names and URL's; any proprietary software and its source code; all existing content and HTML files; all branding and trademarks; all trade names; all services marks; all copywritten material; all patents; and all products and proceeds of the foregoing, in any form whatsoever and wheresoever located (collectively the "Intellectual Property"), in exchange for a convertible debenture in the amount of $1,500,000 and bearing an interest rate of 8% per annum (the "Convertible Debenture").

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                      Six Months Ended       Six Months Ended
                                        June 30, 2007          June 30, 2006
                                        -------------          -------------
                                         (Unaudited)            (Unaudited)
Statement of Operations Data:
  Revenue                               $    580,016           $    360,863
  (Loss)                                $ (1,365,073)          $ (1,254,141)
  (Net Loss) Per Share                  $      (0.03)          $      (0.05)

Balance Sheet Data:
  Current Assets                        $    526,408           $    538,018
  Total Property & Equipment, Net       $    347,189           $    344,562
  Intellectual Property, Net            $  4,327,608           $  2,295,904
  Net Deferred Tax Asset                $          0           $          0
  Total Assets                          $  5,335,177           $  3,241,193
  Total Current Liabilities             $  2,738,533           $    698,688
  Accumulated Deficit                   $(17,693,124)          $(15,244,552)

SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

REVENUES

Revenues for the six months ended June 30, 2007 were $580,016 compared to $360,863 for the same period in 2006, an increase of approximately 38%, this increase in revenue was the result of the revenues of our wholly owned subsidiary, Smart World Organics, in the amount of $310,386 and our revenue decrease of $74,931 which was a result of our customers returning defective product we received from our supplier.

COST OF GOODS SOLD

Cost of goods sold for the six months ended June 30, 2007 were $301,804 compared to $235,820 for the six months ended June 30, 2006, an increase of 22%. The increase in the cost of sales is the result of the increase revenues during this period.

INVENTORIES

Inventories were $347,534 as of June 30, 2007 compared to $390,271 as of June 30, 2006.

OPERATING EXPENSES

Operating expenses increased by approximately 16% from $1,223,153 for the six months ended June 30, 2006 compared to $1,420,539 for the six months ended June 30, 2007. This increase in operating expenses is a result of many factors. General and administrative expenses increased approximately 40% for the period ended December 31, 2006 due to the additional cost of operations for our wholly-owned subsidiary Smart World Organics. Sales and marketing expenses decreased approximately 178% due to cost reductions in advertising and trade show appearances as exhibitors. We increased our intellectual property holdings to $4,327,608 for the period ended June 30, 2007 from $2,295,904 for the period ended June 30, 2006 resulting in an increase in amortization expense to $226,164 for the period ended June 30, 2007 from $90,203 for the period ended June 30, 2006.

INCOME TAXES

We did not provide for income tax expense or provision for the period ended June 30, 2007 because any income tax benefit generated from taxable losses incurred is equally offset by an increase in the valuation allowance for the deferred income tax asset.

NET LOSS

We experienced a net loss from operations of $(1,365,073) for the six months ended June 30, 2007 as compared to a net loss of $(1,254,141) for the six months ended June 30, 2006. Our sales and marketing expenses decreased from $339,138 in the six months ended June 30, 2006 to $171,411 for the six months ended June 30, 2007. The increase in the net loss is directly related to an increase in our general and administrative expenses by $285,286. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products increased from $360,863 for the six months ended June 30, 2006 to $580,016 for the six months ended June 30, 2007. This increase in revenue was the result of the additional revenue from our wholly-owned subsidiary, Smart World Organics, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $20,574 and $25,825 at June 30, 2007 and 2006, respectively. Net cash used in operations was $(854,557) for the period ended June 30, 2007 compared to net cash used by operations of $(796,385) for the comparable period ended June 30, 2006. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at June 30, 2007, the outstanding balance of the debentures was $2,606,673 and at June 30, 2006, the outstanding balance of the debentures was $969,710. At June 30, 2007, convertible debentures consisted of: (a) $1,500,000 worth of 8% per annum debentures convertible at the closing price on the day immediately preceding the day of conversion, (b) $770,000 worth of 8% per annum debentures convertible at a rate of $0.50 per share; (c) $100,000 worth of 8% debentures convertible at $0.28 per share; (d) $60,000 worth of 8% per annum debentures convertible at a rate of $0.25 per share; and (e) $182,933 worth of 10% per annum debentures convertible at a rate of $3.00 per share; (f) $30,000 worth at $0.30 per share . If the remaining debt is converted today, we would issue an additional 9,905,264 shares. Interest expense for the six months ended June 30, 2007 was $264,632 and interest expense for the six months ended June 30, 2006 was $145,133.

We have a working capital deficit (current assets less current liabilities) of $(2,212,125) as of June 30, 2007 compared to working capital deficit of $(160,670) as of June 30, 2006. Our increase in current liabilities is directly related to the current liabilities of Smart World Organics, Inc and the current portion of debentures payable to related parties.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(17,693,124) and a working capital deficit of approximately $(2,212,125) as of June 30, 2007. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

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

We have capitalized approximately $380,199 less accumulated depreciation of $298,372. associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The acquisition price of these rights was approximately $679,000. Management periodically evaluates the carrying value of these assets for impairment. The application techniques are critical to the process by which we based our plan of operations. The carrying value of these licensing rights was $330,235 at June 30, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2007, FLD Corporation elected to convert a total of $652,738.23 of debt owed to it from American Soil Technologies, Inc. (the "Company") into 3,708,740 shares of common stock of the Company valued at $0.176 per share. The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the "Act") and/or Rule 506 of Regulation D promulgated pursuant thereto. The Company believes that FLD Corporation is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about the Company through its relationship with the Company.

On July 14, 2007, we issued 100,000 shares of common stock at $0.20 per share to Grosvenor Financial Partners for services rendered. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the the"Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that Grosvenor Financial Partners is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us through its relationship with us.

On July 19, 2007 we issued a Convertible Debenture in the total amount of $75,000 payable in one year with an interest rate of 10% and a Warrant exercisable in three years for 100,000 shares of stock at $0.30 per share. The Company relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that the investors are "accredited investors" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

      No.                                    Title
      ---                                    -----
     10.1 Convertible Debentured issued July 19, 2007 with attached warrant agreement
     31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 15, 2007              AMERICAN SOIL TECHNOLOGIES, INC.


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