Form 10-KT
period 2007-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2008-02-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from January 1, 2007 to September 30, 2007

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

For the nine months ended September 30, 2007, our revenue was $764,591.

As of February 11, 2008, the number of shares of common stock outstanding was 55,752,717. As of February 11, 2008, the aggregate market value of our common stock held by non-affiliates was approximately $1,342,030 (based upon 13,429,030 shares at $0.10 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998; (iii) Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000; (iv) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); (v) Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004; (vi) Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005;
(vii) Form 10-KSB for the fiscal year ended September 30, 2006, filed on April 3, 2006; (viii) Form 10-QSB for the quarterly period ended March 30, 2006, filed on May 17, 2006 ; (ix) Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006; (x) Form 10-QSB for the quarterly period ended September 30, 2006, filed on November 14, 2006; and (xi) Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007 are incorporated in
Part III, Item 13.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

ITEM 1   DESCRIPTION OF BUSINESS............................................   1

ITEM 2   DESCRIPTION OF PROPERTY............................................   6

ITEM 3   LEGAL PROCEEDINGS..................................................   6

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   7

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........   7

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.........................................   9

ITEM 7   FINANCIAL STATEMENTS...............................................  17

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE..........................................  17

ITEM 8A  CONTROLS AND PROCEDURES............................................  18

ITEM 8B  OTHER INFORMATION..................................................  18

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................  18

ITEM 10  EXECUTIVE COMPENSATION.............................................  20

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS...................................  25

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  26

ITEM 13  EXHIBITS...........................................................  26

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................  27

SIGNATURES..................................................................  29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DEVELOPMENT OF BUSINESS

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., was incorporated in California on September 22, 1993 in the soil remediation business. In May 2002, we discontinued the soil remediation business.

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

Pure Chemicals              Nutrimoist and        Israel
                            future products

Pure Chemicals              Nutrimoist and
                            future products       Israel

Echo Trading Company        Agriblend             Country of Morocco
                            Nutrimoist

Hydroponic Organic          Hydroponic organic     Southern portion of the State
Partners                    growing of vegetables  of California below a line
                            and other produce      running east and west along
                                                   the northern boundary of the
                                                   City of Bakersfield,
                                                   California to the Mexican
                                                   border (excluding al lands
                                                   owned by the Native American
                                                   Tribes located in the State
                                                   of California)

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

On July 7, 2006, we acquired Smart World Organics, Inc. ("Smart World") as a wholly-owned subsidiary. Smart World is a "C" corporation located in Hudson, Florida. Smart World has developed organic and sustainable products through a unique research approach. The products are sold directly to the end user and through distributors on a worldwide basis.

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

On December 20, 2006, we entered into an Intellectual Property Purchase Agreement with Ray Nielsen whereby we purchased from Mr. Nielsen any and all intellectual property of Mr. Nielsen, including all formulas developed by Mr. Nielsen over the past 30 years, including but not limited to all formulas and intellectual property used in the business of Smart World, including all graphics and logos; all domain names and URL's; any proprietary software and its source code; all existing content and HTML files; all branding and trademarks; all trade names; all services marks; all copywritten material; all patents; and all products and proceeds of the foregoing, in any form whatsoever and wheresoever located (collectively the "Intellectual Property"), in exchange for a convertible debenture in the amount of $1,500,000 and bearing an interest rate of 8% per annum (the "Convertible Debenture").

The Convertible Debenture is secured by the Intellectual Property. The principal of the Convertible Debenture and any unpaid accrued interest thereon is due and payable on January 19, 2008. We were to make quarterly interest payments until the maturity date. The Convertible Debenture is convertible at the option of Mr. Nielsen at any time prior to the maturity sate into shares of our common stock at a conversion price equal to the closing price of our common stock for the day immediately proceeding the date of conversion. A dispute has arisen between Mr. Nielsen and us regarding the Convertible Debenture and the uniqueness and value of the Intellectual Property. See "Legal Proceedings."

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

We are not aware of any competition to Nutrimoist(R) L other than from our manufacturer(s) who would have to use our polymer to manufacture the product pursuant to our agreement.

The newly acquired slow release fertilizer Soil Medic does not seem to have competition at this time.

There is competition for the organic products that we distribute and manufacture through Smart World.

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

We have exclusive worldwide manufacturing/marketing rights to patented super absorbent cross-linked polymer application technology. The underlying patents include United States Patent number 5,649,495 and 5,868,087, commonly known and described as "Agricultural Retention Mixture and Application Technique."

We have exclusive worldwide marketing rights to the patent pending linear polymer product known as the Sircle Saver Sack(TM).

We own registered trademarks on the names, Agriblend(R), Nutrimoist(R) and Prosper(R).

We have world wide marketing rights to a patented product known as the Agro
Tower.

We own the right to numerous formulas used to manufacture organic and sustainable soil amendments, fertilizers and insecticides.

GOVERNMENT APPROVAL

Agriblend(R) and our other polymers are subject to regulatory standards developed by the Environmental Protection Agency ("EPA") that are applicable to maximum monomer concentrations in polymers. Polymer products cannot exceed monomer concentrations of 200 mg/kg. All of the polymers we use are well below the maximum monomer standard.

Many of our products are organically approved through the National Organic Program ("NOP") and registered under EPA section 25B.

RESEARCH AND DEVELOPMENT COSTS

We spent $9,801 on research and development during the nine months ended September 30, 2007 as compared to $18,329 spent on research and development during the year ended December 31, 2006.

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

EMPLOYEES

As of the date hereof, we have eleven full-time employees and one part-time employee. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement terminates on December 31, 2008. We also rent storage space in Tucson and Phoenix, Arizona for approximately $200 per month. On February 20, 2006, we assumed a commercial lease on 2,000 square feet of industrial property in Valley Springs, California. This facility is used to store equipment and the special blend, Soil Medic. This is a month-to-month lease with payments of approximately $2,100 per month. On June 1, 2007 we entered into a one year Lease Agreement to lease 6,800 square feet located in Hudson Florida for $2,914 per month. This facility is used for office and manufacturing of our Smart World products.

ITEM 3. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. The parties are currently engaging in settlement discussions.

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which we anticipate will be scheduled for hearing on February 21, 2008. It is our position that the intellectual property we purchased from the Plaintiffs is not what it was represented to be and we may file a counterclaim against the Plaintiffs.

To the best knowledge of our management, there are no other legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                    High         Low
                                                    ----         ---
2005
     First Quarter.............................     0.85         0.36
     Second Quarter............................     0.55         0.35
     Third Quarter.............................     0.63         0.30
     Fourth Quarter............................     0.40         0.21

2006
     First Quarter.............................     0.34         0.18
     Second Quarter............................     0.95         0.22
     Third Quarter.............................     0.44         0.22
     Fourth Quarter............................     0.40         0.17

2007
     First Quarter.............................     0.35         0.19
     Second Quarter............................     0.30         0.16
     Third Quarter.............................     0.25         0.09
     Fourth Quarter............................     0.15         0.06

On February 11, 2008, the closing sale price was $0.10.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of February 11, 2007, there were 292 shareholders holding certificated securities and approximately 430 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On July 14, 2007, we issued 100,000 shares of common stock to Grosvenor Financial Partners for consulting services rendered. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the "Act") and/or Rule 506 of Regulation D of the Act. We believe that the investor had adequate access to information about us through the investor's relationship with us.

On September 28, 2007, we issued 162,197 shares of common stock to a former employee for services rendered. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to
Section 4(2) under the Act and/or Rule 506 of Regulation D of the Act. We believe that the investor had adequate access to information about us through the investor's relationship with us.

On December 7, 2007, we issued 500,000 shares of common stock to a creditor as consideration for a short-term loan in the amount of $150,000 which has since been paid in full. We relied on the exemption from registration relating to offerings that do not involve any public offering pursuant to Section 4(2) under the Act and/or Rule 506 of Regulation D of the Act. We believe that the investor had adequate access to information about us through the investor's relationship with us.

From December 21, 2007 through January 22, 2008, we sold 646,000 shares of our common stock to four non-United States residents for gross proceeds of $39,510. These transactions are exempt from registration under Regulation S of the Act as no sales efforts were made in the United States. All proceeds were used for operating capital.

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

OVERVIEW

We develop, manufacture and market cutting-edge technology that decreases the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture. Our main revenue has been historically generated through the sale of our polymer product used in agriculture irrigation. During the nine months ended September 30, 2007, we lost $100,000 in sales because of defective product received from our supplier.

Our patented Soil Medic slow release fertilizer developed a market in southern California during the fiscal year-end December 31, 2006. However, a problem in the manufacturing of the product resulted in the loss of the anticipated sales. We believe the problem has been resolved and we are launching a new marketing plan that will be expanded on a national basis over the next few years.

RESULTS OF OPERATIONS

On September 21, 2007, our Board adopted a resolution amending our bylaws for the purpose of changing our fiscal year. The amendment serves to change our fiscal year end from December 31 to September 30. This is a transition report and includes information for the transitional nine-month period from January 1, 2007 through September 30, 2007.

The following table sets forth, for the periods indicated, our selected financial information:

                                                Nine Months Ended      Fiscal Year Ended
                                                September 30, 2007     December 31, 2006
                                                ------------------     -----------------
                                                  (Audited)              (Restated and
                                                                            Audited)
STATEMENT OF OPERATIONS DATA:
Revenue                                           $    764,591           $    586,002
(Net Loss)                                          (3,122,030)            (3,203,173)

(Net Loss) Per Share                                     (0.07)                 (0.11)

BALANCE SHEET DATA:
Current Assets                                    $    378,904           $    592,878

Property & Equipment, net                              304,470                401,862
Intangible Assets net, including goodwill            3,124,700              4,233,772

Total Assets                                         3,942,044              5,693,584
Total Current Liabilities                            2,672,426                975,230
Accumulated Deficit                                (20,305,614)           (17,561,850)
Stockholders' Decifit                                 (482,455)            (1,758,299)

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006 (AS RESTATED)

REVENUES

Revenues for the nine months ended September 30, 2007 were $764,591 compared to $586,002 for the fiscal year ended December 31, 2006, an increase of 30.4%. This increase in revenue is directly related to revenues of Smart World in the amount of $400,955.

COST OF SALES

Cost of goods sold increased to $473,147 for the nine months ended September 30, 2007 from $412,720 for the fiscal year ended December 31, 2006. The increase in the cost of sales is the result of the increase revenues during this period. Our gross margins were 38% and 30% for the nine months ended September 30, 2007 and the fiscal year ended December 31,2006, respectively. The increase in our gross margins was due to a combination of a decrease in operating expenses and increased margins for our Smart World products.

OPERATING EXPENSES

Operating expenses decreased approximately 40.3% for the nine months ended September 30, 2007. This decrease in operating expenses is a result of this shorter transitional period, as well as other factors.

General and administrative expenses increased approximately 3% for the nine months ended September 30, 2007 due to increased rent and payroll expenses associated with Smart World.

Sales and marketing expenses decreased approximately 57.6% because we reduced the number of trade shows we attended and reduced our print advertising.

Research and development costs decreased approximately 46.5% because we have substantially completed our research and development on our existing products.

Amortization of intangible assets was $693,672 for the nine months ended September 30, 2007 from $2,123,834 for the year ended December 31, 2006. During the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, we recorded an impairment charge of $400,000 and $1,100,000 relating to the viability of certain intellectual property acquired from Ray Nielsen.

INTEREST EXPENSE

Interest expense increased 63% for the nine months ended September 30, 2007 from the year ended December 31, 2006. The increase primarily resulted from non-cash interest expense relating to the amortization of a debt discounts, and a on-time accretion of a discount totaling $894,083 as a result of the default on the convertible 8% promissory note totaling $1,500,000.

CHANGE IN THE FAIR VALUE OF DERIVATIVE LIABILITY

There was an unrealized gain resulting from a decrease in our stock price from December 31, 2006 to September 30, 2007.

NET LOSS

For the reasons detailed above, we experienced losses in the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006. We expect that as a result of our efforts during the last three years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenue from the sale of products increased from $586,002 during our prior fiscal year to $764,591 in the nine month period ended September 30, 2007. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year ending September 30, 2008. However, given the gross margins of our new products in turf and our acquisition of Smart World, future operating results should improve.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $34,855 and $80,388 at September 30, 2007 and December 31, 2006, respectively. Net cash used by operations was $1,369,526 for the nine months ended September 30, 2007 as compared to $1,662,935 for the year ended December 31, 2006. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at September 30, 2007, the outstanding balance of the debentures was $2,824,300 and at December 31, 2006, the outstanding balance of the debentures was $2,681,610. At September 30, 2007, convertible debentures consisted of one $1,500,000 of 8% debenture convertible at the closing price on the day immediately preceding the day of conversion, $770,000 of 8% per annum debentures at a rate of $0.50 per share, $130,000 of 8% debenture convertible at $0.28 per share, $30,000 of 8% per annum debentures at a rate of $0.30 per share, $60,000 of 8% per annum debentures at a rate of $0.25 per share, and $178,508 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted today, we would issue an additional 17,403,788 shares. Interest expense for the nine months ended September 30, 2007 was $164,683 and interest expense for the year ended December 31, 2006 was $191,598.

As of September 30, 2007, we had a working capital deficit (current assets less current liabilities) of $2,293,522 compared to a deficit of $382,352 as of December 31, 2006. The increase in the working capital deficit has been caused by a decrease in our current assets and an increase of the current portion of a debenture payable to a related party. On October 29, 2007, FLD Corporation converted $700,000 of its debentures to common stock at $0.50 per share and $100,000 of its remaining debenture to common stock at $0.28 per share.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $20,305,614 and a working capital deficit of $2,293,522 as of September 30, 2007. This working capital deficit is directly related to the current portion of debentures payable to related parties in the amount of $1,788,997. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the consolidated financial statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to the allowance for doubtful accounts, inventories and related reserves, long-lived assets, income taxes, litigation and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

We generate our revenues from the sale of products and services and recognize revenue when the following fundamental criteria are met:

     *    persuasive evidence that an arrangement exists;
     *    the products and services have been delivered;
     * selling prices are fixed and determinable and not subject to refund or adjustment; and
     *    collection of amounts due is reasonably assured.

Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We provide for sales returns and allowances in the same period as the related revenues are recognized. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns differ from our estimates; our future results of operations may be affected. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

ACCOUNTS RECEIVABLE

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Our accounts receivable are concentrated in a relatively few number of customers. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

INVENTORIES

We seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We also review our inventories for changes in the market prices of our products and provide reserves as deemed necessary. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. We state our inventories at the lower of cost, using the first-in, first-out method on an average costs basis, or market.

We adopted SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4" beginning January 1, 2006, with no material effect on our financial condition or results of operations. Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities. We utilize an expected normal level of production units, based on our plant capacity. To the extent we do not achieve a normal expected production levels, we charge such under-absorption of fixed overhead to operations.

LONG-LIVED ASSETS

We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. If the sums of the cash flows are less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

We evaluated the Soil Medic intangible asset totaling $1,578,531, net, consisting of the slow release patent, undiscounted cash flows, and recently identified customers that we believe will sublicense our patent and pay us royalties of $1.50 per gallon on certain products. We estimate that sublicense fees will be generated in the middle of fiscal 2008 and continue through 2014, at which time the patent expires. The marketing plan will be further developed and we anticipate it being expanded throughout the country.

We also evaluated the Smart World intangible assets, consisting of the formulas, trade secrets and goodwill, aggregating $1,200,183, net. We evaluated undiscounted cash flows for definite lived intangible assets and fair value related to goodwill. We believe that with the entrance into the retail market with a major retailer beginning in 2008, that no impairment of the Smart World intangible assets is required, as future expected cash flows should recover such assets. The retail market is designed to meet the needs of the consumer to be used in home gardens and lawns.

ACCOUNTING FOR INCOME TAXES

We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly.

STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment." SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period. The fair value of stock options is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

ACCOUNTING FOR NON-EMPLOYEE STOCK-BASED COMPENSATION

We measure compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force
(EITF) Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

ACCOUNTING FOR CONVERSION FEATURES AND WARRANTS ISSUED WITH CONVERTIBLE DEBT

Our derivative financial instruments consisted of embedded derivatives related to the issuance of our $1.5 million convertible note payable to Ray Nielsen. These embedded derivatives included the conversion feature that was not considered conventional as defined in EITF 05-2, "The Meaning of Conventional Convertible Debt Instruments" in issue No. 00-19). The accounting treatment of derivative financial instruments requires that we record the derivative at its fair value and record it at fair value as of each subsequent balance sheet date.

Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes Option Pricing Model

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $35,133 and $46,844 for the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, respectively.

On March 15, 2006, we acquired a patent and $300,000 of cash from Advanced Fertilizer Technologies, Inc. ("AFT") in exchange for 4,500,000 shares of Series B preferred stock with a stated value of $0.50 per share, or $2,250,000. We recorded an intangible asset of $1,950,000. AFT had no operations and owned the intellectual property, including patents on a slow release fertilizer used primarily in the turf segment of its business. We will collect royalty revenues from two existing licenses and plan to sell products derived from the patents directly to our customers including qualified distributors. The patent has approximately eight years left to expiration. Amortization expense of the patent rights was $693,672 and $243,834 for the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, respectively.

We have capitalized approximately $380,199 less accumulated depreciation of $276,444 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

We had constructed equipment with a carrying value of approximately $134,000. In February 2006, we entered into the sale-leaseback transaction. We recorded an impairment loss for the equipment in fiscal 2005 on the basis that it was evident that the carrying value at September 30, 2006 was impaired due to the valuation received as part of the sale-leaseback transaction. We received proceeds of $75,000 in February 2006. Since the equipment was written down to the present value of lease arrangement in 2005, there was no gain or loss recorded or deferred in connection with this transaction in 2006.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 4, 2007, KMJ/Corbin and Company, LLP ("KMJ") resigned as our independent registered public accounting firm for the fiscal year ended December 31, 2007 because of an internal risk review KMJ did in August which revealed that KMJ had to reduce the number of public company clients KMJ serviced, and we ended up being one of the clients that KMJ resigned from as its auditor.

We engaged KMJ on May 1, 2007. KMJ's services to us were limited to a review of our Quarterly Reports on Form 10-QSB for the quarter ended March 31, 2007 and the quarter ended June 30, 2007. Therefore, KMJ never issued a report on our financial statements. During their engagement, there were no disagreements with KMJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KMJ would have caused KMJ to make reference to the matter in their reports.

Effective September 21, 2007, our Board of Directors appointed McKennon, Wilson & Morgan, LLP ("McKennon") as our new registered independent certified public accounting firm. McKennon is located at 2020 Main Street, Suite 500, Irvine, California 92614.

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

ITEM 8B OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------
Carl P. Ranno             67       Director, Chief Executive Officer, President,
                                   Chief Financial Officer
Neil C. Kitchen           59       Director, Vice President
Diana Visco               48       Secretary
Scott Baker               49       Director
Johnny Dickinson          65       Vice President Marketing
Donette Lamson            42       Vice President Turf and Horticulture

MR. CARL P. RANNO, DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER, received a degree in Economics from Xavier University in Cincinnati, Ohio and his Juris Doctor from the University of Detroit School of Law. Mr. Ranno became a Director in September 2001 and Chief Executive Officer and President in May 2002. For the five years prior to becoming the President/CEO of the Company, he has acted as an advisor in strategic planning, mergers and acquisitions and as a securities attorney to numerous public companies. He has served as president and CEO of public and private companies. He is also a member of the board of directors of Central Utilities Production Company.

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

Based solely upon a review of the copies of such forms, we believe that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them, except that our former director, Louie Visco, who has since passed away, filed one late report on Form 4 disclosing his conversion of debt to equity.

ITEM 10. EXECUTIVE COMPENSATION

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

      Name and                                                                   Non-Equity
      Principal                                            Stock      Option    Incentive Plan     All Other
      Position          Year    Salary ($)    Bonus($)   Awards($)   Awards($)  Compensation($)  Compensation($)  Total($)
      --------          ----    ----------    --------   ---------   ---------  ---------------  ---------------  --------

Carl P. Ranno, CEO,     2007     $120,000        $0         $0          $0            $0               $0         $120,000
President, CFO          2006     $120,000        $0         $0          $0            $0               $0         $120,000
(Principal Executive
Officer)

Neil C. Kitchen,        2007     $79,484         $0         $0          $0            $0               $0          $79,484
Vice President          2006     $79,484         $0         $0          $0            $0               $0          $79,484

Donette Lamson, Vice    2007     $75,000         $0         $0          $0            $0               $0          $75,000
President (1)           2006     $75,000         $0         $0          $0            $0               $0          $75,000


Johnny Dickinson,       2007     $75,000         $0         $0          $0            $0               $0          $75,000
VP -Marketing           2006     $75,000         $0         $0          $0            $0               $0          $75,000

Diana Visco             2007     $52,000         $0         $0          $0            $0               $0          $52,000
Secretary               2006     $52,000         $0         $0          $0            $0               $0          $52,000

----------
1. Joined us in January 2006.

GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during the nine month period ended September 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2007.

                                                  Option Awards                                             Stock Awards
                  --------------------------------------------------------------------------   -------------------------------------
                                                                                                                            Equity
                                                                                                                           Incentive
                                                                                                                             Plan
                                                                                                              Equity        Awards
                                                                                                             Incentive      Market
                                                                                                               Plan           or
                                                                                                              Awards:       Payout
                                                 Equity                                                     Number of      Value of
                                               Incentive                                          Market     Unearned      Unearned
                                              Plan Awards:                         Number of     Value of     Shares,       Shares,
                  Number of      Number of     Number of                           Shares of      Shares     Units or      Units of
                 securities     securities     Securities                           Units of     or Units      other        other
                 Underlying     Underlying     Underlying                            Stock       of Stock     rights        rights
                 Unexercised    Unexercised    Unexercised   Option      Option    that have       that      that have       that
                   Options(#)    Options(#)     Unearned    Exercise   Expiration     not        have not       not        have not
Name             Exercisable   Unexercisable   Options(#)   Price($)      Date      vested(#)    vested($)    vested(#)    vested($)
----             -----------   -------------   ----------   --------      ----      ---------    ---------    ---------    ---------

Carl P. Ranno,     150,000           0              0        $0.50       6/30/12        0            0            0            0
CEO, President,
CFO (Principal
Executive
Officer)

Neil C.            150,000           0              0        $0.50       6/30/12        0            0            0            0
Kitchen, Vice
President

Donette                 0            0              0         N/A          N/A          0           N/A           0            0
Lamson, Vice
President

EMPLOYMENT AGREEMENTS

We have an employment agreement Donette Lamson as our Vice President in charge of the Turf, Horticulture and Landscape Division. The agreement has a term of three years from January 2006. Per the terms of the agreement, Ms. Lamson is to receive a salary of $75,000 per year, bonus compensation based upon sales in her division, and standard employee benefits. If we terminate Ms. Lamson without cause, we shall continue to pay her salary and all other benefits for the remainder of the term of the agreement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 55,752,717 issued shares of common stock.

   Name and Address                               Amount and Nature of         Percent
 of Beneficial Owners (1)                         Beneficial Ownership       Ownership (2)
 ------------------------                         --------------------       -------------
Carl P. Ranno, CEO, President, CFO, Director           1,602,900 (3)             2.9%
Neil C. Kitchen, Vice President, Director              1,551,455 (4)             2.8%
Diana Visco, Secretary                                   712,000                 1.3%
Scott Baker, Director                                    504,818 (5)             1.0%
Johnny Dickinson, Vice President                         174,000 (6)               *
Donette Lamson, Vice President                            75,000                   *
All executive officers and directors
 as a group (six persons)                              4,620,173                 8.2%
Louie Visco (Estate of)                               24,302,921 (7)            43.3%
The Benz Group                                         2,819,061                 5.1%
FLD Corporation                                       21,483,860 (8)            38.3%
UTEK Corporation                                       6,889,390                12.4%

----------
*  Less than 1%.
1. C/o our address, 12224 Montague Street Pacoima, CA 91331, unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012.
4. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012.
5. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012.
6. Includes options to purchase 60,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012.
7. Consists of 2,819,061 shares of common stock held in the name of The Benz Group, a company in which Mr. Visco's estate owns a majority interest; and a warrant exercisable for 334,000 shares of common stock expiring on October 15, 2009, and 21,149,860 shares held in the name of FLD Corporation, a company in which Mr. Visco's estate owns a majority interest.
8. Consists of a warrant exercisable for 334,000 shares of common stock expiring on October 15, 2009, and 21,149,860 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Louie Visco, our former Director, was an owner and director of FLD Corporation, which holds a warrant exercisable for 334,000 shares of common stock expiring on October 15, 2009 and 21,149,860 shares of common stock.

Louie Visco, our former Director, was an owner and director of Benz Group, the holder of 2,819,061 shares of common stock.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement terminates on December 31, 2008.

ITEM 13. EXHIBITS

3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (1)
3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (1)
3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000 (2)
3.4 Amendment to Articles of Incorporation of American Soil Technologies, Inc., dated August 4, 2003 (3)
3.4      Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (1)
3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (4)
3.6      Amendment to Articles of Incorporation, dated November 30, 2006
4.1      Convertible Debenture - Lump Sum Contribution (Form) (5)
4.2      Convertible Debenture - Incremental (Form) (5)
10.1 License Agreement between Ron Salestrom, American Soil Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000 (2)
10.2     Sublease Agreement with The Customized Box Company, dated April 1, 2004
         (6)
10.3 Advertising and Marketing Agreement with Hortus, Ltd., dated October 3, 2005 (7)
10.4 Promissory Note with Gary D. Willis and Cynthia A. Willis, dated December 15, 2005 (3)
10.5 Professional Services Agreement with Grosvenor with Financial Partners, LLC, dated March 6, 2006 (3)
10.6 Brokerage Services Agreement with Alchemy Alternatives, Inc., dated March 8, 2006 (3)
10.7 Agreement and Plan of Acquisition with UTEK Corporation and Advanced Fertilizer Technologies, Inc., dated March 14, 2006 (3)
10.8     Employment Contract with Donette Lamson, dated January 18, 2006 (8)
10.9     Assignment Agreement from Donette Lamson, dated January 18, 2006 (8)
10.10    Employment Contract with Woodrow Thorpe II, dated January 22, 2006 (8)
10.11    Assignment Agreement from Woodrow Thorpe II, dated February 20, 2006
         (8)
10.12    Acquisition Agreement for Smart World Organics, dated July 7, 2006 (9)

10.13    Land Lease with Zion Half Moon, L.P., dated November 3, 2006 (10)
10.14 Intellectual Property Purchase Agreement with Ray Nielsen, dated December 20, 2006 (11)
10.15    Security Agreement with Ray Nielsen, dated December 22, 2006 (11)
10.16 Purchase and Sale Agreement and Joint Escrow Instructions for Silver Terrace Nurseries, dated November 27, 2007
10.17    Lease Agreement, dated June 1, 2007
21       Subsidiaries: Smart World Organics Inc. a Florida corporation
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

----------
1. Incorporated by reference from our Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006.
4. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
5. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
6. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
7. Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005.
8. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2006, filed on May 17, 2006.
9. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006.
10. Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2006, filed on November 14, 2006.
11. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MCKENNON, WILSON & MORGAN, LLP ("MCKENNON")

McKennon was our independent auditor and examined our financial statements for the nine months ended September 30, 2007. McKennon performed the services listed below and was paid the fees listed below for the nine months ended September 30, 2007.

AUDIT FEES

McKennon was paid aggregate fees of approximately $105,000 for the nine months ended September 30, 2007 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these periods.

AUDIT RELATED FEES

McKennon was not paid additional fees for either the nine months ended September 30, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Mc Kennon was not paid fees for the nine months ended September 30, 2007 or professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

ALL OTHER FEES

McKennon was not paid any other fees for professional services during the nine months ended September 30, 2007 or the fiscal year ended December 31, 2006.

EPSTEIN WEBER & CONOVER, PLC, CERTIFIED PUBLIC ACCOUNTANTS ("EPSTEIN")

TAX FEES

Epstein was paid fees in the amount of $ 4,920 for the fiscal year ended December 31, 2006 and no fees for the nine months ended September 30, 2007 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

AUDIT COMMITTEE

We do not have an audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: February 13, 2008       By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Soil Technologies, Inc. (the "Company") as of September 30, 2007, and the related statements of operations, stockholders' deficit and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. as of September 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has incurred losses in recent history, and has significant working capital and accumulated deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ McKennon Wilson & Morgan LLP
                                      -------------------------------------

Irvine, California
February 14, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of American Soil Technologies, Inc.:

We  have  audited  the  accompanying   consolidated  statements  of  operations,
stockholders' deficit and cash flows for the year ended December 31, 2006 of American Soil Technologies, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American Soil Technologies, Inc. for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2006 and there was negative cash flow from operations of $1,662,935 for the year ended December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in Note 3 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, SHARE-BASED PAYMENT.

As discussed in Note 2, to the consolidated financial statements, American Soil Technologies, Inc. has restated its financial statements for the year ended December 31, 2006.


/s/ Epstein, Weber & Conover, PLC
-------------------------------------
Scottsdale, Arizona
April 13, 2007, except as to Note 2
which is as of February 13, 2008

AMERICAN SOIL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

Assets:
Current assets
  Cash and cash equivalents                                                      $     34,855
  Accounts receivable, net of allowance of doubtful accounts of $61,128                61,008
  Inventories                                                                         250,066
  Prepaid expenses and other current assets                                            32,975
                                                                                 ------------
      Total current assets                                                            378,904
Property and equipment, net                                                           304,470
Deposits and other assets                                                             133,970
Goodwill                                                                              364,600
Intangible assets                                                                   2,760,100
                                                                                 ------------
Total assets                                                                     $  3,942,044
                                                                                 ============
Liabilities and Stockholders' Deficit:
Current liabilities
  Accounts payable                                                               $    579,320
  Accrued liabilities                                                                 195,148
  Notes payable to related parties                                                     89,005
  Capital lease obligations                                                            19,956
  Notes payable                                                                     1,788,997
                                                                                 ------------
      Total current liabilities                                                     2,672,426
Capital lease obligations                                                              39,147
Notes payable                                                                         206,096
Notes payable to related parties                                                    1,035,303
Derivative liability                                                                  471,527
                                                                                 ------------
Total liabilities                                                                   4,424,499
                                                                                 ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares
   authorized, 2,763,699 shares issued and outstanding                              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   52,674,574 shares issued and outstanding                                            52,674
  Paid in capital                                                                  18,388,636
  Accumulated deficit                                                             (20,305,614)
                                                                                 ------------
      Total stockholders' deficit                                                    (482,455)
                                                                                 ------------
Total liabilities and stockholders' deficit                                      $  3,942,044
                                                                                 ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Nine Months
                                                           Ended               Year Ended
                                                        September 30,          December 31,
                                                            2007                  2006
                                                        -----------           -----------
                                                                             (as restated)
Revenue                                                 $   764,591           $   586,003
Cost of goods sold                                          473,147               412,720
                                                        -----------           -----------
Gross profit                                                291,444               173,283
                                                        -----------           -----------
Operating expenses:
  General and administrative                              1,557,532             1,513,888
  Sales and marketing                                       190,261               448,799
  Research and development                                    9,801                18,329
  Amortization of intangible assets                         293,672             1,023,834
  Impairment of intangible assets and goodwill              400,000             1,100,000
                                                        -----------           -----------
Total operating expenses                                  2,451,266             4,104,850
                                                        -----------           -----------

Loss from operations                                     (2,159,822)           (3,931,567)

Other (income) expense
  Interest expense                                        1,328,291               402,025
  Interest income                                               (27)               (1,383)
  Change in fair value of derivative liability             (371,179)              (51,377)
  Other                                                     (17,226)               66,941
  Loss on sale of property and equipment                     11,549                    --
                                                        -----------           -----------
Loss before income taxes                                 (3,111,230)           (4,347,773)
Income tax provision (benefit)                                  800            (1,144,600)
                                                        -----------           -----------

Net loss                                                $(3,112,030)          $(3,203,173)
                                                        ===========           ===========

Net loss per share basic and diluted                    $     (0.07)          $     (0.11)
                                                        ===========           ===========

Weighted average common shares outstanding
 used in per share calculations                          44,527,215            28,338,775
                                                        ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                           Series A Preferred                        Common
                                                                        Shares            Amount            Shares           Amount
                                                                        ------            ------            ------           ------
Balance at December 31, 2005                                           2,763,699        $1,381,849        25,436,174        $25,436
  Conversion of debt to common stock                                          --                --         1,204,000          1,204
  Common stock issued for trade secrets                                       --                --           150,000            150
  Unvested shares as paid-in capital                                          --                --            29,715             --
  Common stock issued for cash                                                --                --           250,000            250
  Conversion of debt and accrued into common stock                            --                --            72,449             72
  Common stock issued in exchange for assets of an acquired company           --                --            43,595             44
  Conversion of debt to common stock                                          --                --           600,000            600
  Conversion of accounts payable into common stock                            --                --            45,828             45
  Conversion of debt and accounts payable into common stock                   --                --         4,042,602          4,044
  Common stock issued in exchange for shares of acquired company              --                --         2,300,000          2,300
  Fair value of warrants issued with convertible debt                         --                --                --             --
  Discount on Series B preferred stock                                        --                --                --             --
  Net loss                                                                    --                --                --             --
                                                                       ---------        ----------        ----------        -------
Balance at December 31, 2006 (as restated)                             2,763,699         1,381,849        34,144,648         34,145
  Conversion of debt to common stock                                          --                --         2,380,952          2,381
  Conversion of Series B preferred stock to common stock                      --                --         7,031,250          7,031
  Fair value of warrants issued with convertible debt                         --                --                --             --
  Conversion of debt and accrued interest to common stock                     --                --         8,855,527          8,855
  Issued common stock for services rendered                                   --                --           262,197            262
  Net loss                                                                    --                --                --             --
                                                                       ---------        ----------        ----------        -------
Balance at September 30, 2007                                          2,763,699        $1,381,849        52,674,574        $52,674
                                                                       =========        ==========        ==========        =======

                                                                         Paid-in           Accumulated
                                                                         Capital             Deficit               Total
                                                                         -------             -------               -----
Balance at December 31, 2005                                           $12,000,411        $(13,990,411)        $  (582,715)
  Conversion of debt to common stock                                       299,796                  --             301,000
  Common stock issued for trade secrets                                     33,600                  --              33,750
  Unvested shares as paid-in capital                                        29,715
  Common stock issued for cash                                              49,750                  --              50,000
  Conversion of debt and accrued into common stock                          37,600                  --              37,672
  Common stock issued in exchange for assets of an acquired company         16,087                  --              16,131
  Conversion of debt to common stock                                       149,400                  --             150,000
  Conversion of accounts payable into common stock                          11,411                  --              11,456
  Conversion of debt and accounts payable into common stock              1,006,608                  --           1,010,652
  Common stock issued in exchange for shares of acquired company           411,700                  --             414,000
  Fair value of warrants issued with convertible debt                      116,480                  --             116,480
  Discount on Series B preferred stock                                     225,000                  --             225,000
  Net loss                                                                      --          (3,203,173)         (3,203,173)
                                                                       -----------        ------------         -----------
Balance at December 31, 2006 (as restated)                              14,387,558         (17,193,584)         (1,390,032)
  Conversion of debt to common stock                                       497,620                  --             500,001
  Conversion of Series B preferred stock to common stock                 2,242,969                  --           2,250,000
  Fair value of warrants issued with convertible debt                      112,195                  --             112,195
  Conversion of debt and accrued interest to common stock                1,107,092                  --           1,115,947
  Issued common stock for services rendered                                 41,202                  --              41,464
  Net loss                                                                      --          (3,112,030)         (3,112,030)
                                                                       -----------        ------------         -----------
Balance at September 30, 2007                                          $18,388,636        $(20,305,614)        $  (482,455)
                                                                       ===========        ============         ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           Nine Months
                                                                              Ended              Year Ended
                                                                           September 30,         December 31,
                                                                              2007                  2006
                                                                           -----------           -----------
                                                                                                 (restated)
Cash flows from operating activities:
  Net loss                                                                 $(3,112,030)          $(3,203,173)
  Adjustments to reconcile net loss to net cash
    Provision for doubtful accounts                                            (22,492)               65,200
    Loss on disposal of assets                                                  11,549                11,968
    Impairment of goodwill                                                          --             1,880,000
    Impairment of intangible assets                                            400,000                    --
    Depreciation and amortization                                              387,182               362,427
    Stock-based compensation                                                    41,464               (22,013)
    Change in derivative liabilities                                          (371,179)                   --
    Deferred income taxes                                                           --            (1,144,000)
    Amortization of debt discount                                            1,074,828               281,377
  Changes in operating assets and liabilities:
    Accounts receivable                                                         33,964                67,027
    Inventory                                                                   86,270               (90,776)
    Prepaid expenses and other assets                                           37,249              (108,118)
    Accounts payable                                                           (47,205)              266,614
    Accrued expenses                                                           110,875               (29,468)
                                                                           -----------           -----------
        Net cash used in operating activities                               (1,369,525)           (1,662,935)
                                                                           -----------           -----------
Cash flows from investing activities:
  Capital expenditures                                                          (7,665)              (37,466)
  Investments                                                                       --              (150,000)
  Purchase of intellectual property                                                 --                (4,200)
  Cash acquired in business acquisition                                             --                 2,172
                                                                           -----------           -----------
        Net cash used in investing activities                                   (7,665)             (189,494)
                                                                           -----------           -----------
Cash flows from financing activities:
  Proceeds from related party notes                                          1,360,829             1,372,841
  Proceeds from the issuance of convertible debentures                              --               220,000
  Repayament on convertible debentures                                              --               (15,968)
  Payments on capital lease obligations                                        (16,020)              (21,018)
  Repayments on issued notes payable                                           (13,102)             (320,736)
  Proceeds from the issuance of common stock                                        --                50,000
  Proceeds from the issuance of preferrred stock                                    --               300,000
  Proceeds from sale-leaseback                                                      --                75,000
                                                                           -----------           -----------
        Net cash provided by (used in) financing activities                  1,331,707             1,660,119
                                                                           -----------           -----------
        Net increase (decrease) in cash and cash equivalents                   (45,483)             (192,310)
Cash and cash equivalents at beginning of period                                80,338               272,648
                                                                           -----------           -----------
Cash and cash equivalents at end of period                                 $    34,855           $    80,338
                                                                           ===========           ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                 $    78,977                72,708
  Cash paid during the period for income taxes                             $       845           $       800
Supplemental disclosure of non-cash investing and financing activities:
  Stock issued for intellectual property                                   $        --           $ 1,983,750
  Stock issued for business acquisition                                    $        --           $   564,000
  Issuance of common stock for equipment                                   $        --           $    16,128
  Issuance of convertible debtenture for business acquisition              $        --           $ 1,500,000
  Conversion of accrued interest into notes payable                        $    96,746           $        --
  Conversion of debt and accrued interest into common stock                $ 1,615,948           $ 1,510,782
  Conversion of Series B preferred stock into common stock                 $ 2,250,000           $        --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMERICAN SOIL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The Company is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company recently acquired the patent to a slow release fertilizer to be used primarily in the turf segment of its business. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

The Company also expanded to provide next-generation and sustainable fertilizers thru the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006.Simulataneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen, that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World Organics, Inc.. The formulas acquired from Nielsen were deemed not to be proprietary and subsequently deemed to be on little or no value (see Note 4). Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

GOING CONCERN AND MANAGEMENT'S PLANS

The Company has sustained significant losses and has a working capital deficit of $2,293,522 and accumulated deficit of $20,305,614. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. There are no assurances that such financing will be obtained by management. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. RESTATEMENT

The financial statements for the year ended December 31, 2006 are being restated to reflect changes in the accounting for the following:

     * Accounting for $1,500,000 of convertible debt issued on December 20, 2006. The Company has reevaluated its accounting and determined the embedded conversion feature did not meet the criteria for equity classification as the Company cannot determine whether the issued and outstanding shares authorized at the date issuance are sufficient to cover the conversion of the debt into common stock as there is no floor on the conversion price of the stock as defined in EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". As a result, the Company was required to record discount on the convertible note of $894,083 equal to the fair value of the embedded conversion feature on the date of issuance (see Note 9 for the accounting). The Company was also required to record a derivative liability equal to $894,083 on the date of issuance.

     * Classification of 4,500,000 shares Series B convertible preferred stock ("Series B Preferred") with a stated value of $2,250,000 issued on March 16, 2006. The Company has reevaluated its accounting and determined that since the number of shares of common stock to be issued upon conversion is based on the closing bid price of the Company's common stock on the date of conversion, it was more akin to debt than equity as defined in paragraph 12 of SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". In addition, the Series B Preferred did not have a stated interest rate and the Company did not impute an interest rate. As a result of this restatement, the Series B Preferred has been reclassified from equity to debt, a discount on the note has been recorded from the original issuance date and is being accreted to its face value over the conversion date.

     * Purchase accounting related to the acquisition of Advanced Fertilizer Technologies, Inc. ("AFTI"). The Company has reevaluated its accounting for the fair value of the assets acquired. The acquisition was not deemed a business, and no goodwill resulted. Because the acquisition was specifically agreed to be a tax-free exchange, the Company is required to record a deferred income tax liability in an amount equal to the effective tax totaling approximately $780,000. Accordingly, the Company recorded a charge to the statement of operations on the date of acquisition for the excess of purchase price over the fair value of the assets. This resulted in an income tax benefit and deferred income tax assets totaling $780,000, since the deferred tax asset will be recovered through the establishment of the deferred income tax liability discussed above.

     * Purchase accounting related to the acquisition of Smart World Organics, Inc. The Company has reevaluated its accounting for the non-deductibility of intangible assets and goodwill. As a result, the Company has recorded a deferred tax liability of $364,600 on the date of acquisition.

     * Purchase accounting related to the acquisition of intellectual property from Raymond Nielsen. After further analysis of the fair value of the intellectual property acquired, the Company recorded a "day one" impairment of $1,100,000 due to the validity of the application of the underlying formulas and the related cash flows.

The following table reflects the effect of the restatement on each of the financial statement line items for the year ended December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007:

                                                                          Year Ended December 31, 2006
                                                                -----------------------------------------------
                                                                As Filed          Adjustment        As Restated
                                                                --------          ----------        -----------
Consolidated Statement of Operations:
  Impairment of goodwill                                      $         --       $  1,100,000       $  1,100,000
  Excess purchase price over fair value of assets (AFTI)                --            780,000            780,000
  Change in fair value of derivative liabilities                        --            (51,377)           (51,377)
  Amortization of debt discount                                         --             28,841             28,841
  Interest expense                                                 191,598            178,125            369,723
  Income tax benefit                                                    --         (1,144,000)        (1,144,000)

Net loss                                                        (2,311,945)          (891,589)        (3,203,534)
Net loss per share, basic and diluted                         $      (0.08)                         $      (0.11)

Consolidated Balance Sheet:
  Intangible assets                                              4,553,772         (1,100,000)         3,453,772
  Goodwill                                                              --            364,600            364,600
  Deferred tax asset                                                    --          1,144,000          1,144,000
  Notes payable                                                  2,443,969           (865,241)         1,578,728
  Series B preferred stock (liability)                                  --          2,203,125          2,203,125
  Series B preferred stock (equity)                              2,250,000         (2,250,000)                --
  Deferred tax liability                                                --          1,144,600          1,144,600
  Derivative liability - embedded conversion feature                    --            842,705            842,705
  Additional paid in capital                                    14,162,558            225,000         14,387,558
  Accumulated deficit                                          (16,302,356)          (891,589)       (17,193,945)

Consolidated Statement of Cash Flows                               192,310                 --            192,310

Consolidated Statement of Stockholders' Equity (Deficit)      $  1,526,196       $ (2,916,589)      $ (1,390,393)

                                                                              Three Months Ended
                                                                                March 31, 2007
                                                                -----------------------------------------------
                                                                As Filed         Adjustment         As Restated
                                                                --------         ----------         -----------
Consolidated Statement of Operations:
  Impairment of goodwill                                      $         --       $        --       $         --
  Excess purchase price over fair value of assets (AFTI)                --                --                 --
  Change in fair value of derivative liabilities                        --          (100,349)          (100,349)
  Amortization of debt discount                                         --           235,975            235,975
  Interest expense                                                 102,590            46,875            149,465
  Income tax benefit                                                    --                --                 --

Net loss                                                          (639,566)         (182,501)          (822,067)
Net loss per share, basic and diluted                         $      (0.02)                        $       0.02)

Consolidated Balance Sheet:
  Intangible assets                                              4,440,689        (1,100,000)         3,340,689
  Goodwill                                                              --           364,600            364,600
  Deferred tax asset                                                    --         1,144,000          1,144,000
  Notes payable                                                  4,107,206          (629,266)         3,477,940
  Series B preferred stock (liability)                                  --                --                 --
  Series B preferred stock (equity)                                     --                --                 --
  Deferred tax liability                                                --         1,144,600          1,144,600
  Derivative liability - embedded conversion feature                    --           742,356            742,356
  Additional paid in capital                                    17,003,146           225,000         17,228,146
  Accumulated deficit                                          (16,967,462)       (1,074,090)       (18,041,552)

Consolidated Statement of Cash Flows                                44,133                --             44,133

Consolidated Statement of Stockholders' Equity (Deficit)      $  1,461,090       $  (849,090)      $    612,000

                                                                                  Three Months Ended
                                                                                     June 30, 2007
                                                                 ----------------------------------------------
                                                                 As Filed          Adjustment       As Restated
                                                                 --------          ----------       -----------
Consolidated Statement of Operations:
  Impairment of goodwill                                       $         --       $        --       $         --
  Excess purchase price over fair value of assets (AFTI)                 --                --                 --
  Change in fair value of derivative liabilities                         --          (110,340)          (110,340)
  Amortization of debt discount                                          --           235,975            235,975
  Interest expense                                                  162,042                --            162,042
  Income tax benefit                                                     --                --                 --

Net loss                                                           (725,507)         (125,635)          (851,142)
Net loss per share, basic and diluted                          $      (0.02)                        $      (0.02)

Consolidated Balance Sheet:
  Intangible assets                                               4,327,608        (1,100,000)         3,227,608
  Goodwill                                                               --           364,600            364,600
  Deferred tax asset                                                     --           780,000            780,000
  Notes payable                                                     956,967          (393,291)           563,676
  Series B preferred stock (liability)                                   --                --                 --
  Series B preferred stock (equity)                                      --                --                 --
  Deferred tax liability                                                 --         1,144,600          1,144,600
  Derivative liability - embedded conversion feature                     --           632,017            632,017
  Additional paid in capital                                     17,652,175           225,000         17,877,175
  Accumulated deficit                                           (17,693,124)       (1,199,725)       (18,892,849)

Consolidated Statement of Cash Flows                                 80,338                --             80,338

Consolidated Statement of Stockholders' Equity (Deficit)       $  1,338,165       $  (974,725)      $    363,440

The restatement has no effect on our cash flows from operating, investing or financing activities, and none of the adjustments resulting from the restatement has any impact on cash balances for any period.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On September 17, 2007 the Company changed its (YEAR END) from December 31, to September 30.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

ACCOUNTS AND NOTES RECEIVABLE
The Company utilizes the allowance method to provide a reserve for uncollectible accounts. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company records a reserve account for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

The Company performs ongoing credit evaluations and continually monitors its collection of amounts due from its customers. The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer's current creditworthiness. The Company does not require collateral from its customers to secure amounts due from them. Historically, the Company has not experienced collection issues. Reserves for uncollectible amounts, were approximately $61,128 as of September 30, 2007 are provided based on past experience and a specific analysis of the accounts which management believes are sufficient.

INVENTORIES
Inventories consist primarily of purchased polymer soil amendments. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to 15 years. Depreciation expense was $93,509 and $118,593, for the year ended September 30, 2007 and December 31, 2006, respectively.

Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized: other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

GOODWILL AND OTHER INTANGIBLE ASSETS
SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS No. 142, requires that an acquired intangible asset meeting certain criteria shall be initially recognized, and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived assets should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

In accordance with SFAS No. 142, the goodwill impairment test has two steps. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination.

ACCOUNTING FOR CONVERTIBLE DEBT
Convertible debt is accounted for under the guidelines established by APB Opinion No. 14 "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants" under the direction of Emerging Issues Task Force 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, ("EITF 98-5") EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments ("EITF 00-27"), and EITF 05-8 Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features. The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments, as defined in SFAS 133, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including convertible preferred stock, as debt financing arrangements and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by SFAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of its derivative financial instruments using the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results will reflect the volatility in these estimate and assumption changes.

ACCOUNTING FOR STOCK OPTIONS ISSUED TO NON-EMPLOYEES
The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18 " Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ". The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

INTELLECTUAL PROPERTY Intellectual property includes the exclusive licenses to the patented polymer application techniques purchased December 31, 1999 and certain intellectual property purchased on December 20, 2006, are being amortized using the straight-line method with estimated remaining useful lives ranging from 3 to 7 years at September 30, 2007. The carrying value of these assets is periodically evaluated for impairment.

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expense was $78,475 and $243,834, for the nine-month period ended September 30, 2007 and the year ended December 31, 2006, respectively.

REVENUE RECOGNITION
Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB No.101), Revenue Recognition in Financial Statements, as revised by SAB 104. The Company recognizes revenue when products are shipped to a customer and the risks and rewards of ownership have passed based on the terms of the sale.

INCOME TAXES
The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

NET LOSS PER SHARE
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the years ended:

                                             September 30,        December 31,
                                                 2007                2006
                                              ----------          ----------
Series A convertible preferred stock           2,763,699           2,763,699

Series B convertible preferred stock                  --          10,714,285
Common stock options                           4,010,840             680,000
Warrants                                       1,034,000           1,055,000
 Convertible debt                              9,466,668           9,551,013
                                              ----------          ----------
                                              17,275,207          24,763,997
                                              ==========          ==========

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments are recorded on the consolidated balance sheets. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. The fair value of notes payable to related parties cannot readily be determined.

RESEARCH AND DEVELOPMENT EXPENSES
The Company expenses research and development costs as incurred.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories, impairment of goodwill, the carrying value of the intangible assets, the fair value options and warrants to purchase common stock.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK
The Company maintains its cash and cash equivalent account in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2007, the Company had no cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

During the nine months ended September 30, 2007 sales to two customers aggregated to approximately 15% of total sales for the period. Approximately 81% of the accounts receivable balance at September 30, 2007 was comprised of balances due from six customers.

The Company has an agreement with a supplier that grants the Company exclusive rights to sell and distribute the supplier's products in the western United States. This supplier's products represent approximately 35% and 35% of product in inventory at September 30, 2007 and December 31, 2006, respectively, and represents 54% and 60% of the products sold in the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

The Company grants credit to those customers within the United States of America and to a limited number of international customers and do not require collateral. Sales to other international customers are secured by advance payments, letters of credit or cash against documents. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company.

STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS No 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS No 123R.

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

LONG-LIVED ASSETS
The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 will be effective for the Company beginning October 1, 2007. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

4. ACQUISITIONS

In March 2006, the Company acquired the issued and outstanding common stock of AFTI in a tax-free stock-for-stock exchange. AFTI owns patent rights to products under Soil Medic for a purchase price of $1,950,000. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops. Because the exchange was specifically agreed to be a tax-free exchange, the Company recorded a deferred income tax liability in an amount equal to the effective tax totaling approximately $780,000. The acquisition was not deemed a business, and no goodwill resulted. Accordingly, the Company recorded a charge to the statement of operations for the excess of purchase price over the fair value of the assets of $1,950,000. This resulted in an income tax benefit and a deferred tax asset totaling $780,000.

Effective December 31, 2006, the Company acquired 100% of the outstanding of Smart World for an aggregate purchase price of $564,000. The Company also purchased intellectual property from Raymond J. Nielsen ("Nielsen IP") for $1,500,000, a stockholder of Smart World. The acquisition of Smart World has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), whereby the estimated purchase price has been allocated to tangible and intangible net assets acquired based upon their fair values at the date of acquisition. The acquisition of the Nielsen intellectual property did not constitute a business.

The purpose of this acquisition was to enhance the Company's product lines and intellectual portfolios.

The purchase price of Smart World consisted of $150,000 in cash and the issuance of 2,300,000 shares of common stock. The value assigned to the common stock was based on the closing stock price on the date of the acquisition. The intellectual property acquired from Raymond Nielsen was paid through the issuance of a $1,500,000 convertible promissory note. The purchase price of

Smart  World  and the  Nielsen  IP has been  allocated  to assets  acquired  and
liabilities   assumed  based  on  their  estimated  fair  values  determined  by management as follows:

                                              Smart World          Nielsen IP           Total
                                              -----------         -----------        -----------
PURCHASE PRICE:
  Cash                                        $   150,000         $        --        $   150,000
  Issuance of common stock                        414,000                  --            414,000
  Issuance of convertible note payable                 --           1,500,000          1,500,000
                                              -----------         -----------        -----------
                                              $   564,000         $ 1,500,000        $ 2,064,000
                                              ===========         ===========        ===========

                                              Smart World          Nielsen IP           Total
                                              -----------         -----------        -----------
ASSETS ACQUIRED (LIABILITIES ASSUMED):
  Cash                                        $    15,899         $        --        $    15,899
  Accounts receivable                               9,060                  --              9,060
  Inventory                                        32,853                  --             32,853
  Prepaid assets                                    1,375                  --              1,375
  Property, plant and equipment                    89,095                  --             89,095
  Intangible assets                               911,499             400,000          1,311,499
  Goodwill                                        364,600                  --            364,600
  Assumed liabilities                            (495,781)                 --           (495,781)
  Deferred tax liability                         (364,600)                 --           (364,600)
                                              -----------         -----------        -----------
                                              $   564,000         $   400,000        $   964,000
                                              ===========         ===========        ===========

The purchase price of the Nielsen IP represented a premium over its estimated fair value resulting in the recognition of an impairment on the date of acquisition of $1,100,000. The purchase price represented a premium over Smart World's and the Nielsen IP resulted in the recognition of $364,600 and $0 of goodwill, respectively.

The fixed assets are being depreciated from the date of acquisition with estimated useful lives ranging from 5 to 15 years. The intellectual property and patents are considered intangible asset and are being amortized over their respective estimated useful lives, ranging from 8 to 15 years from the date of acquisition. The goodwill is not subject to amortization and the amount assigned to goodwill is not deductible for tax purposes.

5. INVENTORIES

Inventories consist of the following at September 30, 2007:

Raw materials                                       $ 95,970
Finished goods                                       154,095
                                                    --------
Total                                               $250,065
                                                    ========

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2007:

Machinery                                           $ 622,900
Vehicles                                               57,615
Office furnishings, fixtures and equipment             44,591
                                                    ---------
Total                                                 725,106
Less accumulated depreciation                        (420,637)
                                                    ---------
Property and equipment, net                         $ 304,469
                                                    =========

The Company constructed certain equipment with an original cost of approximately $209,000 and carrying value of $134,000. The equipment was completed in 2006. In February 2006, the Company entered into the sale-leaseback transaction relating to this equipment and received proceeds of $75,000. The Company recorded an impairment loss of $134,000 for the equipment in fiscal 2005 on the basis that it was evident that the carrying value at December 31, 2005 was impaired due to the valuation received as part of the sale-leaseback transaction. Since the equipment was written down to the present value of the capital lease arrangement in 2005, there was no gain or loss recorded or deferred in connection with this transaction in 2006. The related capital lease is for a term of 60 months at a monthly cost of $1,949 (Note 11).

Depreciation expense for the years ended September 30, 2007 and December 31, 2006 was $93,509 and $118,593, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

On December 31, 1999, the Company purchased exclusive license rights to patented polymer application techniques.

On March 15, 2006, the Company acquired a patent and $300,000 of cash from Advanced Fertilizer Technologies, Inc. ("AFT") in exchange for 4,500,000 shares of Series B preferred stock with a stated value of $0.50 per share, or $2,250,000. The Company recorded an intangible asset of $1,950,000 related to patents held by AFT. AFT had no operations and owned the intellectual property, including patents on a slow release fertilizer used primarily in the turf segment of its business. The Company will collect royalty revenues from two existing licenses and will sell products derived from the patents directly to its customers including qualified distributors. The patent has approximately seven years left to expiration.

Amortization expense of intangible assets rights including impairment was $293,672 and $243,834 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

The weighted average remaining life of these assets is approximately 6 years.

The following table summarizes the components of intangible assets as of September 30, 2007:

                                        Gross
                                      Carrying      Accumulated
                                       Amount       Amortization          Net
                                     ----------     ------------      ----------
Polymer application                  $  679,217      $ (367,719)      $  311,498
patents
Turf trade secrets                       37,950          (3,462)          34,488
Soil Medic patent                     1,950,000        (371,469)       1,578,531
Smart World patents and
formulas                                911,499         (75,916)         835,583
                                     ----------      ----------       ----------

Total intangible assets,             $3,578,666      $ (811,566)      $2,760,100
                                     ==========      ==========       ==========

Goodwill                             $  364,600              --       $  364,600
                                     ==========      ==========       ==========

The above intangible assets, excluding goodwill, have definite lives. Accordingly, these are amortized over the periods to be benefited. As of September 30, 2007, management evaluated the carrying value of these assets for impairment, and they believe the above carrying values of intangible assets with definite lives will be recovered through future cash flows from new customer relationships beginning in fiscal 2008. The amortization expense was $339,246 and $243,834 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

The following summarizes the estimated future annual amortization expense of the intellectual property:

Years ending September 30:
     2008                                     $  507,157
     2009                                        507,157
     2010                                        507,157
     2011                                        391,829
     2012                                        391,829
     Thereafter                                  454,971
                                              ----------
     Total                                    $2,760,100
                                              ==========

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2007:

Accrued interest                              $178,162
  Payroll liabilities                           13,985
  Other                                          3,010
                                              --------
Total                                         $195,147
                                              ========

9. NOTES PAYABLE

Notes payable at September 30, 2007 are comprised of the following:

Convertible  debenture to related party, original balance of          $ 250,000
$250,000,   interest  at  8%  per  annum,  interest  payable
quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Balance was converted into common stock on October 29, 2008.

Convertible  debenture to related party, original balance of            250,000
$250,000,   interest  at  8%  per  annum,  interest  payable
quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Balance was converted into common stock on October 29, 2008.

Convertible  debenture to related party, original balance of             25,000
$25,000,   interest  at  8%  per  annum,   interest  payable
quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Principal due February 1, 2008.

Convertible  debenture to related party, original balance of             25,000
$25,000,   interest  at  8%  per  annum,   interest  payable
quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
February 1, 2008.

Convertible  debenture to related party, original balance of             20,000
$25,000,   interest  at  8%  per  annum,   interest  payable
quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Note is unsecured. Principal due
August 15, 2009.

Note  payable  to a related  party,  interest  at prime rate             75,800
payable  monthly.  Note is unsecured and due upon  September
2009.

Convertible  debenture to related party, original balance of            178,508
$250,000, interest at 10% per annum. Monthly principal and interest payments of $3,000 are due through 2014. Principal is convertible at a rate of $3.00 for one share of common stock. Note is unsecured.

Convertible  debenture to related party, original balance of            200,000
$200,000,   interest  at  8%  per  annum,  interest  payable
quarterly. Principal is convertible at a rate of $0.50 for one share of common stock. Balance was converted into common stock on October 29, 2008.

Convertible  debenture to related party, original balance of            100,000
$100,000,   interest  at  8%  per  annum,  interest  payable
quarterly. Principal is convertible at a rate of $0.28 for one share of common stock. Balance was converted into common stock on October 29, 2008.

Convertible  debenture to unrelated party,  original balance          1,500,000
of $1,500,000,  interest at 8% per annum,  interest  payable quarterly.  Principal is convertible at the proceeding  days rate for one share of common  stock.  Note is secured by the
intellectual   property   acquired   from  the   noteholder.
Principal due January 19, 2008. Balance includes debt discount.

Convertible   debenture  to  an  unrelated  party,  original             30,000
balance of $30,000, interest at 8% per annum, interest payable quarterly. Principal is convertible at a rate of $0.25 for one share of common stock. Note is unsecured.
Principal due October 1, 2008.

Convertible   debenture  to  an  unrelated  party,  original             30,000
balance of $30,000, interest at 8% per annum, interest payable quarterly. Principal is convertible at a rate of $0.30 for one share of common stock. Note is unsecured.
Principal due October 1, 2008.

Convertible   debenture  to  an  unrelated  party,  original             30,000
balance of $30,000, interest at 8% per annum, interest payable quarterly. Principal is convertible at a rate of $0.25 for one share of common stock. Note is unsecured.
Principal due October 1, 2008.

Convertible   debenture  to  an  unrelated  party,  original             30,000
balance of $30,000, interest at 8% per annum, interest payable quarterly. Principal is convertible at a rate of $0.28 for one share of common stock. Note is unsecured.
Principal due October 1, 2008.

Note  payable to lending  institution,  original  balance of             19,220
$48,542, and interest at 2.9% per annum. Requires monthly principal and interest payments of $736 through 2009.
Collateralized by vehicle.

Note  payable  to  finance  company,   original  balance  of             36,433
$75,000, and interest at 17.7% per annum. Requires monthly principal and interest payments of $1,814 through 2009.
Collateralized by polymer injection machine.

Note  payable to lending  institution,  original  balance of              8,271
$28,985, and interest at 6.99% per annum. Requires monthly principal and interest payments of $576 through 2008.
Collateralized by vehicle.

Notes  payables by various  individuals  at rates from 6% to            260,764
20%, all due prior to the acquisition of Smart World

Convertible   debenture  to  an  unrelated  party,  original             75,000
balance of  $75,000,  interest  at 10% per  annum,  interest payable  quarterly.  Principal is  convertible  at a rate of
$0.19  for one  share of common  stock.  Note is  unsecured.
Principal due July 18, 2009.
                                                                     ----------
   Total                                                              3,143,996

   Less debt discounts                                                  (24,595)
                                                                     ----------

   Total                                                              3,119,401

   Less: current portion                                             (1,878,001)
                                                                     ----------
   Total long-term portion                                           $1,241,400
                                                                     ==========

Future annual maturities of principal at September 30, 2007, excluding $800,000 of notes payable to related parties which were converted into common stock on October 29, 2007, and classified as long-term portion, are follows:

         2008                         $1,878,001
         2009                            205,289
         2010                             25,391
         2011                             25,622
         2012                             28,306
         Thereafter                       61,387
                                      ----------
                  Total               $2,223,996
                                      ==========

In connection with the issuance of the four separate $30,000 convertible notes and one $100,000 convertible debenture issued to a related party during the year ended December 31, 2006, the Company issued 734,000 warrants to purchase the Company's common stock at $0.30 per share. The warrants expire three years from date of issuance. The fair value of the warrants was determined to be $216,480 using the Black-Scholes option pricing model. The factors used in this calculation were: stock price $0.28, risk free interest rate 4.7% and volatility of 187%. This value is a component of the total discount on the debt. The discount takes into account the value of the warrants and the resulting effective beneficial conversion features. The discount is being amortized as additional interest expense over the life of the debt using the effective interest method.

During the nine months ended September 30, 2007, notes payable and accrued interest of $1,517,061 and 98,887, respectively were converted into 11,236,479 shares of common stock based on the closing stock price on the date of conversion.

Approximately $270,000 of notes payable acquired in connection with the purchase of Smart World are past due and classified as currently due in the balance sheet. These loans were generally acquired in connection with the acquisition of Smart World, Inc. Management has represented that none of the lenders has commenced actions to collect these notes payable.

8% CONVERTIBLE DEBENTURE(RESTATED)
On December 20, 2 006, the Company purchased exclusive soil additive formulas, proprietary software, trademarks and patents. The Company funding the acquisition through the issuance of $1,500,000 of 8% Convertible Debenture ("Convertible Note") to Raymond Nielsen ("Holder"). The Debenture is convertible at any time prior to maturity into common stock at the option of the Holder. The conversion price is equal to the closing price of the Company's common stock for the day immediately preceding the date of the conversion.

The  Convertible  Note  contained  an  embedded  conversion  feature  ("ECF") as prescribed in paragraph 12 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company also assessed whether bifurcation of the ECF from the debt host met certain criteria. The ECF met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the ECF meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in Emerging Issues Task Force ("EITF") 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Convertible Note was considered "conventional." EITF 00-19 and EITF 05-2, "The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19," defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. As a result of the ECF not being convertible into a fixed number of shares of stock and that the Company not ultimately knowing the number of common shares that could be issued upon exercise (no floor on the ECF) management determined the Convertible Note was not "conventional".

This caused the ECF of on the Convertible Note to be classified as derivative financial instruments under SFAS 133. The accounting treatment for the ECF requires that the Company record the ECF as a derivative liability on the balance sheet at its fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivative was valued using the Black-Scholes option pricing model has been classified in the consolidated balance sheet as a long-term liability.

On the date of issuance of the Convertible Note, the estimated fair market value of the ECF was $894,083. The recording of the fair value of the ECF reduced the carrying value of the Convertible Note to $605,917. Since the carrying amount of the Convertible Note was reduced below its stated amount, the Company recorded a discount. The accretion of the discount is being charged to interest expense over the term of the Convertible Note. The fair value of the ECF was determined using the Black-Scholes option pricing model with the following assumptions at September 30, 2007:

Fair value of underlying common stock         $ 0.23
Expected life (in years)                        1.08
Risk-free interest rate                         4.96%
Expected volatility                            156.7%
Dividend yield                                     0%

The fair value of the ECF was $471,527 and $842,706 at September 30, 2007 and December 31, 2006, respectively.

Since the carrying amount of the Convertible Note was reduced below its stated amount, the Company recorded a discount. The accretion of the discount was being charged to interest expense over the term of the Convertible Note until such note was deemed in default in 2007. At the time management determined the note was in default, they accreted the remaining discount on the note and charged operations.

10. PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for the nine months ended September 30, 2007 and the year ended December 31, are summarized as follows:

                                              September 30,      December 31,
                                                  2007              2006
                                                ---------         ---------
Current provision                               $     800        $       800
Deferred provision (benefit)                           --        $(1,145,400)
                                                ---------        -----------

Net income tax provision (benefit)              $      --        $(1,144,600)
                                                =========        ===========

A reconciliation of the differences between the effective and statutory income tax rates ended September 30, 2007 and December 31, 2005, is as follows:

                                        September 30, 2007               December 31, 2006
                                    -------------------------        -------------------------
Federal                             $(929,269)        (34.0)%       $ (765,380)          (34)%
State                                  78,242           2.86%         (135,067)           (6)%
Amortization of debt discount         280,825          10.27%               --            --
Derivative liability                    9,799           0.36%               --            --
Change in valuation allowance         557,070          20.38%          255,359          39.5%
Other                                  11,132            .15%           11,206          -0.5%
                                    ---------        -------        ----------       -------
Provision                           $     800              0%       $1,144,600             0%
                                    =========        =======        ==========       =======

The major components of the deferred taxes are as follows at September 30, 2007:

Current:
  Reserves and accruals                173,587
Noncurrent:
  Intangible assets                    577,896
  Intangible assets                   (960,817)
  Net operating losses               5,653,403
  Other                                 28,663
  Valuation allowance               (5,472,732)
                                    ----------
Net deferred tax asset                      --
                                    ==========

The acquisition of AFT described in Note 4 was structured as a tax-free acquisition. Accordingly, the difference between the recognized fair values of the acquired net assets and their historical tax base are not deductible for tax purposes. As a result, aggregate deferred tax liabilities of $780,000 were established for financial reporting purposes for an amount equal to the Company's statutory tax rate multiplied by the difference between the allocated book value of acquired non-goodwill assets and the tax bases of those assets. In addition, the Company recorded a deferred tax liability of $364,000 in connection with the tax-free acquisition of Smart World.

At September 30, 2007, deferred income tax assets totaling $5,084,000 was comprised of $5,024,000 related to the tax effect of the federal and state net operating losses, and $60,000 related to differences in the book and tax bases of notes receivable, accounts receivable and intangible assets. The valuation allowance was increased by a total of $889,000 during the period ended December 31, 2006. At December 31, 2006, the Company had federal net operating loss carryforwards of $15,868,000 that expire from 2008 through 2025 and state net operating carryforwards of $5,535,000 expiring from 2008 through 2011.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company leases real property located in Pacoima, California from an entity owned by a member of its Board of Directors who is also a majority shareholder under a long-term operating lease. The lease began in April 2004 and expires in December 2008. Rent expense under this lease for the years ended September 30, 2007 and December 31, 2006 was $17,855 and $24,449, respectively.

On November 3, 2006, the Company entered into a seven year agreement to lease approximately 100 acres of land in San Mateo, California. Per the terms of the agreement, the Company is required to pay rent of $100,000 per year through November 2013. The annual rent is due in advance each year of the agreement.

In connection with the acquisition Smart World, the Company assumed leases for a warehouse and office space which expire on April 30, 2008 and November 30, 2007., respectively. The monthly rental payment is $2,582.

Future annual minimum lease payments under operating leases at September 30 include:

Years ending September 30:
     2008                              $118,537
     2009                               101,765
     2010                               100,000
     2011                               100,000
     Thereafter                          16,667
                                       --------
                                       $436,969
                                       ========

CAPITAL LEASES
The Company leases certain equipment under capital leases that expire through 2011. Minimum annual required lease payments under the lease agreements at September 30 are as follows:

Years ending September 30:
     2008                                               $ 27,999
     2009                                                 21,600
     2010                                                 21,600
     2011                                                  3,600
     Thereafter                                                0
                                                        --------
        Total                                             74,799
Less: amount representing interest                       (15,696)
                                                        --------
        Total payments, net of interest                   54,103
Less: current portion                                    (19,956)
                                                        --------
        Total long term minimum lease payments          $ 39,157
                                                        ========

Equipment under capital leases included in machinery and equipment at September 30, 2007 are as follows:

Machinery and equipment                                 $ 107,000
Less - accumulated depreciation                           (38,500)
                                                        ---------
                                                        $  68,500
                                                        =========

LITIGATION

In September 2007, a former vendor of the Company filed a complaint with the United States District Court seeking a judgment in the amount of $188,180 plus interest, lost profits and attorneys' fees. The vendor alleges that the Company breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. The Company believes the claim to be without merit as the vendor provided defective products. The Company believes the claim is without merit and will vigorously defend it. In November 2007, the Company filed its answer to the complaint and a cross complaint against the vendor.

In October 2007, the former owners of Smart World Organics, Inc. filed a complaint with the Circuit Court in the Six Judicial District of Pasco County, Florida, against the Company seeking damages, declaratory and injunctive relief consisting relating to the $1,500,000 convertible debenture and the associated accrued interest thereon. The plaintiffs allege that the Company failed to pay accrued interest when due and, thus, the entire amount of the convertible debenture of $1,500,000 is due and payable. The Company alleges that the jurisdiction of this matter belongs in the California court system per the terms of the debenture agreement and thus has filed a motion to dismiss.

EMPLOYMENT AGREEMENTS

We have an employment agreement Donette Lamson as our Vice President in charge of the Turf, Horticulture and Landscape Division. The agreement has a term of three years from January 2006. Per the terms of the agreement, Ms. Lamson is to receive a salary of $75,000 per year, bonus compensation based upon sales in her division, and standard employee benefits. If we terminate Ms. Lamson without cause, we shall continue to pay her salary and all other benefits for the remainder of the term of the agreement.

12. PREFERRED STOCK

The Company has 10,000,000 preferred stock authorized.

At September 30, 2007,  the Company had  2,763,699  shares of $0.50 stated value
Series  A  convertible   preferred  stock  ("Series  A  Preferred")  issued  and
outstanding. The Series A Preferred has the following characteristics:

DIVIDENDS
Each holder is entitled to receive preferential quarterly dividends equal to the prime interest rate as quoted in the Wall Street Journal when and if declared by the Board of Directors, out of any assets that are legally available. If the Board of Directors declares that such dividends may only be payable in shares of common stock for any quarter, holders of Series A preferred stock have the option of accepting the dividend paid in shares of common stock of the Company, or letting the dividend accrue for a cash payment. No dividends have been declared, accrued or paid.

CONVERSION
Each holder has the option to convert each share of Series A Preferred into common stock at a rate of one share of common stock for each share of preferred stock tendered

VOTING
The holders have no voting rights.

LIQUIDATION PREFERENCE
Each holder is entitled to be paid the stated value of their holdings out of the assets of the Company, prior and in preference to any payment or distribution out of the assets of the Company to the holders of Series B convertible preferred stock, common stock or any other class or series of capital stock.

The Company has 4,500,000 shares of Series B convertible preferred stock ("Series B Preferred") authorized. On March 16, 2006, in connection with the acquisition of AFTI, the Company issued 4,500,000 shares of Series B Preferred for the conversion of debt in the principal amount of $2,250,000.

On March 14, 2007, the holders of 4,500,000 shares of the Company's Series B Preferred Stock were converted into 7,031,250 shares of common stock. The closing price of the Company's common stock was $0.32.

While outstanding, the Series B Preferred has the following characteristics:

DIVIDENDS
The holders of Series B Preferred are not entitled to receive dividends.

CONVERSION
Each share of Series B Preferred will be automatically converted into shares of common stock on the date which is twelve months after the acquisition of Advanced Fertilizer Technologies, Inc. The number of shares of common stock to be converted into is equal to the stated value of $2,250,000 of the shares, divided by the closing bid price of the Company's common stock on the date of conversion.

VOTING
The Series B Preferred is non-voting.

LIQUIDATION PREFERENCE
Each holder of the Series B Preferred is entitled to receive a liquidation preference equal to an amount equal to the assets available for distribution to shareholders, after payment to the holders of Series A Preferred at an amount equal to $0.50 per share. Remaining proceeds, if any are to be distributed ratably to the holders of common stock, Series A Preferred and Series B Preferred on an as-if converted basis.

REDEMPTION
The Series B Preferred is non-redeemable.

The Company has accounted for the Series B Preferred in accordance with SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and accordingly as a result of the conversion feature, classified the amount as a liability in the accompanying balance sheet.

13. COMMON STOCK

The Company has 100,000,000 shares of common stock authorized. At September 30, 2007, the Company had 52,674,574 shares of $0.001 par value common stock outstanding.

STOCK OPTIONS
In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized for grant. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value or in the case of a grant of an incentive stock option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option is granted. The 2002 Plan terminates in November 2012. The options are fully-vested when granted and are exercisable for a period of 10 years from the date of grant and are subject to cancellation upon termination of employment. The Company has granted options to purchase 1,010,000 shares and 300,000 shares at $0.50 and $0.25, respectively. The market price at the date of grant was $0.12. At September 30, 2007, 690,000 stock options are available for grant.

On January 6, 2005, the Company enacted the 2005 Stock Option/Stock Issuance Plan (the "2005 Plan. The 2005 Plan provides for the issuance of up to 10,000,000 shares of common stock to our directors, officers, employees and consultants in the form of stock options and shares of common stock. The 2005 Plan has two separate components: the option grant program and the stock issuance program. As of September 30, 2007, no shares of common stock or stock options have been issued pursuant to the 2005 Plan.

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

During the year ended September 30, 2007, there were no stock options were granted, and no options expired or were cancelled.

The following summarizes information at September 30, 2007:

                  Options Outstanding                                     Options Exercisable
-------------------------------------------------------      -------------------------------------------
                      Number           Weighted Average      Weighted           Number          Weighted
                  outstanding at          Remaining          Average        Exercisable at      Average
    Range of       September 30,       Contractual Life      Exercise       September 30,       Exercise
Exercise Prices        2007               (in years)          Price              2007            Price
---------------        ----               ----------          -----              ----            -----
   $ 0.50             680,000                5.00             $ 0.50            680,000         $ 0.50
   $ 0.11           3,330,840                5.00             $ 0.11          3,380,840         $ 0.11

                  Warrants Outstanding                                    Warrants Exercisable
-------------------------------------------------------      -------------------------------------------
                      Number           Weighted Average      Weighted           Number          Weighted
                  outstanding at          Remaining          Average        Exercisable at      Average
    Range of       September 30,       Contractual Life      Exercise       September 30,       Exercise
Exercise Prices        2007               (in years)          Price              2007            Price
---------------        ----               ----------          -----              ----            -----
   $ 0.23             300,000                0.25             $ 0.23            300,000         $ 0.23
   $ 0.30             634,000                2.10             $ 0.30            634,000         $ 0.30
   $ 0.30             100,000                2.60             $ 0.30            100,000         $ 0.30

On September 28, 2007, the board of directors approved the issuance of 2,968,840 stock options to certain employees and members of the Board of Directors of the Company at an exercise price of $0.11 per share; these options expire five years from the date of approval. The share were granted and communicated on October 10, 2007, the measurement date. See Note 15 for further discussion. On the same date, the board of directors approved the issuance of 362,000 stock options to certain employees

14. RELATED PARTY TRANSACTIONS

During the years ended September 30, 2007 and December 31, 2006, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

DIRECTORS AND OFFICERS
Diana Visco, the Company's Corporate Secretary, has outstanding $20,000 of convertible debenture with the Company, which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2009 as well as a $75,800 note payable at prime rate due January 1, 2009. Interest incurred on this debenture and notes was $3,087 and $9,277 during the years ended September 30, 2007 and December 31, 2006, respectively.

The holders of the two (2) $25,000 convertible debentures and the $187,300 convertible debenture are personally related to Louie Visco. Interest incurred on these debentures during the years ended September 30, 2007 and December 31, 2006 were $16,890 and $24,032, respectively.

Louie Visco, a former director of the Company and the director of FLD Corporation is the holder of two (2) $250,000, one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2009. In addition, there is one (1) $100,000 debenture convertible at $0.50 per share with interest at 8% that matures in the third quarter of 2009 and a $460,012 note payable at 8.25% which matures December 2009. During the six months ended June 30 2007, notes payable and accrued interest and payables due to this entity totaling $652,738. were converted at a rate of $0.176 per share for a total of 2,380,952 shares of common stock. On September 28, 2007, an additional $423,000 note payable and $40,211 of interest due to this entity totaling $463,211 were converted at a rate of $0.09 per share for a total of 5,146,787 shares of common stock. Interest incurred on these debentures and notes during the nine monts ended September 30, 2007 and the year ended December 31, 2006 was $70,603 and $100,567 respectively.

Employee advances of $3,710 as of September 30, 2007 are included in prepaid expenses and other current assets.

AFFILIATED ENTITIES
The Company also entered into an operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. Rents charged by this entity for the years ended September 30, 2007 and December 31, 2006 were $8,127 and $16,089, respectively.

15. SUBSEQUENT EVENTS

On February 8, 2008, the Company and Diana Visco increased the face value of the outstanding notes of $75,800 for an aggregate amount outstanding of $395,061.

On October 29, 2007, FLD Corporation converted all of its Debentures to stock, $700,000 at $0.50 cents a share and $100,000 at $0.28 cents a share for 1,757,143 shares of stock.

On October 25, 2007, the Company and holders of outstanding convertible debentures totaling $120,000 agreed to extend the maturity date from October 1, 2007 to October 1, 2008. The Company also agreed to reduce the conversion price the outstanding principal balance is convertible into from $0.30 to $0.10.

On October 10, 2007, the Company granted 2,968,840 stock options to certain employees and members of the Board of Directors of the Company at an exercise price of $0.11 per share. The closing price of the Company's common stock on the date of grant was $0.12. The options vest ratably over four years and require continued employment with the Company. The stock options expire ten years from the date of grant.

On October 10, 2007, the Company granted 362,000 warrants to consultants at an exercise price of $0.11 per share. The closing price of the Company's common stock on the date of grant was $0.12. The warrants vest ratably over four years and require the consultant to provide services during this period to the Company. The stock options expire ten years from the date of grant.

On November 27, 2007, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions agreement to acquire real property in Pescadero, California for a purchase price of $5,400,000. The property has been improved with approximately 700,000 square feet of greenhouses and the Company will continue to operate the property as a nursery. In connection with the agreement, the Company deposited $50,000 with the escrow agent of which a $10,000 non-refundable deposit was released to the sellers. In December 2007, per the terms of the agreement the Company was to have deposited an additional $100,000 into the escrow account on or before December 14, 2007 if the Company's due diligence had been completed. Said due diligence was not completed therefore the deposit has not been made. The remaining $5,350,000 was due prior to December 28, 2007 the original closing date. As of the current date the remaining amounts payable has not been paid in that the due diligence has not been completed and the part ies have verbally agreed to set the closing date as soon as possible after the completion of the due diligence.

On December 7, 2007, the Company issued 500,000 shares of common stock to a creditor as consideration for a short-term loan for $150,000 that has been paid in full.

From December 21, 2007 through January 22, 2008, the Company sold 646,000 shares of its common stock to four non-United States residents for gross proceeds of $39,510.