Form 10QSB
period 2007-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2008-02-19
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2007

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

As of February 15, 2008, the number of shares of common stock issued and outstanding was 55,752,717.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet - December 31, 2007            2

         Unaudited Consolidated Statements of Operations -
         For the three months ended December 31, 2007 and 2006               3

         Unaudited Consolidated Statements of Cash Flow -
         For the three months ended December 31, 2007 and 2006               4

         Consolidated Notes to Financial Statements (Unaudited)              5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

Item 3.  Controls and Procedures                                            13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  15

Item 6.  Exhibits                                                           15

SIGNATURES                                                                  16

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007
                                   (UNAUDITED)

Assets:
Current assets
  Cash and cash equivalents                                                      $         --
  Accounts receivable, net of allowance of doubtful accounts of $46,759                27,229
  Inventories                                                                         234,747
  Prepaid expenses and other current assets                                            13,176
                                                                                 ------------
      Total current assets                                                            275,152
Property and equipment, net                                                           256,250
Deposits and other assets                                                             183,756
Goodwill                                                                              364,600
Intangible assets                                                                   2,633,310
                                                                                 ------------
      Total assets                                                               $  3,713,068
                                                                                 ============

Liabilities and Stockholders' Deficit:
Current liabilities
  Accounts payable                                                               $    618,875
  Accrued liabilities                                                                 218,836
  Notes payable                                                                     2,061,748
  Capital lease obligations                                                            18,007
  Notes payable to related parties                                                     70,987
                                                                                 ------------
      Total current liabilities                                                     2,988,453
Capital lease obligations                                                              35,304
Notes payable                                                                          72,911
Notes payable to related parties                                                      430,264
Derivative liability                                                                  205,541
                                                                                 ------------
      Total liabilities                                                             3,732,473
                                                                                 ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares
   authorized, 2,763,699 shares issued and outstanding                              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   55,427,717 shares issued and outstanding                                            55,427
  Paid in capital                                                                  19,263,276
  Accumulated deficit                                                             (20,719,957)
                                                                                 ------------
      Total stockholders' deficit                                                     (19,405)
                                                                                 ------------
      Total liabilities and stockholders' deficit                                $  3,713,068
                                                                                 ============

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended December 31,
                                                         ---------------------------------
                                                            2007                  2006
                                                         -----------           -----------
Revenue                                                  $    82,179           $   145,035
Cost of goods sold                                            59,422               126,558
                                                         -----------           -----------
      Gross profit                                            22,757                18,477
                                                         -----------           -----------
Operating expenses:
  General and administrative                                 437,512               356,545
  Sales and marketing                                         28,082                64,498
  Amortization of intangible assets                          126,789                80,591
  Impairment of intangible assets and goodwill                    --             1,100,000
                                                         -----------           -----------
      Total operating expenses                               592,383             1,601,634
                                                         -----------           -----------

Loss from operations                                        (569,626)           (1,583,157)

Other (income) expense
  Interest expense                                            96,792               141,615
  Interest income                                             (3,156)                   --
  Change in fair value of derivative liability              (265,986)              (51,377)
  Other                                                         (560)                   --
  (Gain) loss on sale of property and equipment               17,027                  (357)
                                                         -----------           -----------
Loss before income taxes                                    (413,743)           (1,673,038)
Income tax provision (benefit)                                    --              (364,000)
                                                         -----------           -----------

Net loss                                                 $  (413,743)          $(1,309,038)
                                                         ===========           ===========

Net loss per share basic and diluted                     $     (0.01)          $     (0.04)
                                                         ===========           ===========
Weighted average common shares outstanding used
 in per share calculations                                54,049,065            32,119,648
                                                         ===========           ===========

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended December 31,
                                                                            ---------------------------------
                                                                               2007                  2006
                                                                            -----------           -----------
Cash flows from operating activities:
  Net loss                                                                 $  (413,743)          $(1,309,038)
  Adjustments to reconcile net loss to net cash
   Loss on disposal of assets                                                   17,027                    --
   Impairment of goodwill                                                           --             1,100,000
   Depreciation and amortization                                               157,983               211,476
   Stock-based compensation                                                     22,708                    --
   Change in derivative liabilities                                           (265,986)              (51,377)
   Amortization of debt discount                                                31,468                56,250
   Changes in operating assets and liabilities:
    Accounts receivable                                                         33,779                41,675
    Inventory                                                                   15,319                83,551
    Prepaid expenses and other assets                                           20,013               (65,331)
    Accounts payable                                                            39,555              (461,118)
    Accrued expenses                                                            23,088                26,910
                                                                           -----------           -----------
         Net cash used in operating activities                                (318,789)             (367,002)
                                                                           -----------           -----------
Cash flows from investing activities:
  Capital expenditures                                                              --                (5,514)
  Deposit on real property                                                     (50,000)                   --
  Cash paid, net of cash received in business acquisition                           --              (134,101)
                                                                           -----------           -----------
         Net cash used in investing activities                                 (50,000)             (139,615)
                                                                           -----------           -----------
Cash flows from financing activities:
  Proceeds from related party notes                                            179,982               510,000
  Proceeds from the issuance of debt                                           150,000                76,690
  Proceeds from the issuance of common stock                                    17,922                    --
  Payments on capital lease obligations                                         (5,792)               (4,919)
  Repayments on notes payable                                                   (8,178)               (9,393)
                                                                           -----------           -----------
         Net cash provided by (used in) financing activities                   333,934               572,378
                                                                           -----------           -----------
         Net increase (decrease) in cash and cash equivalents                  (34,855)               65,761

Cash and cash equivalents at beginning of period                                34,855                14,577
                                                                           -----------           -----------
Cash and cash equivalents at end of period                                 $        --           $    80,338
                                                                           ===========           ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                 $    56,485           $    44,342
  Cash paid during the period for income taxes                             $        --           $       845

Supplemental disclosure of non-cash investing and financing activities:
  Common stock issued for business acquisition                             $        --           $   414,000
  Issuance of convertible note for purchase of intellectual property       $        --           $ 1,500,000
  Conversion of related party note into common stock                       $   800,000           $        --

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

1. BUSINESS

ORGANIZATION AND BASIS OF PRESENTATION
American Soil Technologies, Inc. (the "Company" or "American Soil"), formerly Soil Wash Technologies, Inc., was incorporated in California on September 22, 1993. On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc., a publicly traded Nevada corporation incorporated on January 9, 1997 ("New Directions"), wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective on December 31, 1999. The Company is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company recently acquired the patent to a slow release fertilizer to be used primarily in the turf segment of its business. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops. The Company also expanded to provide next-generation and sustainable fertilizers through the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World Organics, Inc. The formulas acquired from Nielsen were deemed not to be proprietary and subsequently deemed to be of little or no value. Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

PENDING PROPERTY ACQUISITION On November 27, 2007, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions agreement to acquire real property in Pescadero, California for a purchase price of $5,400,000. The property has been improved with approximately 700,000 square feet of greenhouses and the Company will continue to operate the property as a nursery. In connection with the agreement, the Company deposited $50,000 with the escrow agent of which a $10,000 non-refundable deposit was released to the sellers. In December 2007, per the terms of the agreement the Company was to have deposited an additional $100,000 into the escrow account on or before December 14, 2007 if the Company's due diligence had been completed. Said due diligence was not completed, therefore the deposit has not been made. The remaining $5,350,000 was due by December 28, 2007, the original closing date. As of the current date, the remaining amounts payable have not been paid because the due diligence has not been completed and the parties have verbally agreed to set the closing date as soon as possible after the completion of the due diligence.

GOING CONCERN AND MANAGEMENT'S PLAN
The Company has sustained significant losses and has a working capital deficit of $2,713,301 and an accumulated deficit of $20,719,957. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company is currently seeking additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. There are no assurances that such financing will be obtained by management. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company's Form 10-KSB have been omitted. The results of operations for the three month periods ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the nine month period ended September 30, 2007.

CHANGE IN FISCAL YEAR
On September 17, 2007, the Company changed its fiscal year end from December 31 to September 30.

NET LOSS PER SHARE
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive as of:

                                                December 31,        December 31,
                                                   2007                2006
                                                ----------          ----------
     Series A convertible preferred stock        2,763,699           2,763,699
     Series B convertible preferred stock               --          10,714,285

     Stock options                               4,010,840             680,000

     Warrants                                      884,000           1,055,000
     Convertible debt                           24,116,793           9,551,013
                                                ----------          ----------
                                                31,775,332          24,763,997
                                                ==========          ==========

3. NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE
On October 25, 2007, the Company and holders of an aggregate of $120,000 outstanding convertible notes agreed to extend the maturity date from October 1, 2007 to October 1, 2008. The Company also agreed to reduce the conversion price of the outstanding principal balance from $0.30 to $0.10 while the market price was $0.09 per share. The Company also granted to one holder a warrant to purchase 100,000 shares of the Company's common stock. The warrants have an exercise price of $0.10 per share and expire two years from the date of issuance. The fair value of the warrants was approximately $6,267 as determined by the Black-Scholes option pricing model using the following assumptions:

     Estimated fair value of underlying common stock          $ 0.09
     Exercise price                                           $ 0.10
     Expected life (in years)                                      2
     Risk-free interest rate                                    3.69
     Expected volatility                                       146.9%
     Dividend yield                                                0%

The proceeds were allocated between the convertible notes and the warrant based on their relative fair values and resulted in $24,816 being allocated to the convertible notes payable and $5,184 to the warrants. The resulting discount related to the warrants is being amortized over the life of the convertible note.

$150,000 NOTE PAYABLE
On December 7, 2007, the Company issued a $150,000 face value non-convertible note due January 15, 2008 together with 500,000 shares of common stock. The proceeds from the issuance of the note and underlying common stock were allocated based on their relative fair value which resulted in a debt discount of $31,579. The Company valued the common stock issued at the closing market price of the Company's common stock on the date of issuance. The debt discount is being amortized over the term of the related debt. During the three months ended December 31, 2007, the Company amortized $19,433 to interest expense. The note was repaid in January 2008.

RELATED PARTY NOTES
During the three months ended December 31, 2007, Diana Visco loaned the Company $179,982. The note bears interest at the prime rate and is due on December 31, 2009.

4. PREFERRED STOCK

The Company has 10,000,000 preferred stock authorized. At December 31, 2007, the Company had 2,763,699 shares of $0.50 stated value Series A convertible preferred stock issued and outstanding.

5. COMMON STOCK

ISSUANCES OF COMMON STOCK
On October 29, 2007, FLD Corporation, an entity controlled by a former member of the Company's board of directors and Ms. Diana Visco converted $800,000 of notes payable into 1,757,143 shares of common stock at the original stated conversion prices ranging from $0.28 to $0.50 per share.

On December 7, 2007, the Company issued 500,000 shares of common stock in connection with the issuance of a $150,000 note payable to an unrelated third party. See Note 3 for additional information.

On December 31, 2007, the Company issued 496,000 shares of common stock for gross proceeds of $17,922.

WARRANTS TO PURCHASE COMMON STOCK
On November 15, 2007, the Company issued warrants to purchase 100,000 shares of common stock in connection with the extension of a note. See Note 3 for additional information.

STOCK OPTIONS
On September 28, 2007, the board of directors approved the issuance of 2,968,840 stock options to certain employees and members of the Board of Directors of the Company at an exercise price of $0.11 per share; these options expire five years from the date of approval. The share options were granted and communicated on October 10, 2007, the measurement date. The value of the stock options was determined using the Black-Scholes model with the following assumptions:

     Estimated fair value of underlying common stock          $ 0.12
     Exercise price                                           $ 0.11
     Expected life (in years)                                      5
     Risk-free interest rate                                    4.23
     Expected volatility                                       144.7%
     Dividend yield                                                0%

On October 10, 2007, the Company granted 362,000 options to consultants at an exercise price of $0.11 per share. The closing price of the Company's common stock on the date of grant was $0.12. The options vest ratably over four years and require the consultant to provide services during this period to the Company. The stock options expire ten years from the date of grant. the value of the stock options was determined using the Black-Scholes model with the following assumptions:

     Estimated fair value of underlying common stock          $ 0.12
     Exercise price                                           $ 0.11
     Expected life (in years)                                      5
     Risk-free interest rate                                    3.34
     Expected volatility                                       144.7%
     Dividend yield                                                0%

During the three months ended December 31, 2007 and 2006, the Company recorded stock compensation expense totaling $22,708 and $0, respectively.

6. COMMITMENTS AND CONTINGENCIES

In October 2007, the former owners of Smart World Organics, Inc. filed a complaint with the Circuit Court in the Six Judicial District of Pasco County, Florida, against the Company seeking damages, declaratory and injunctive relief consisting relating to the $1,500,000 convertible debenture and the associated accrued interest thereon. The plaintiffs allege that the Company failed to pay accrued interest when due and, thus, the entire amount of the convertible debenture of $1,500,000 is due and payable. The Company alleges that the jurisdiction of this matter belongs in the California court system per the terms of the debenture agreement and thus has filed a motion to dismiss. The note payable is classified as a current liability in the accompanying consolidated financial statements.

7. SUBSEQUENT EVENTS

On January 21, 2008, the Company issued 150,000 shares of common stock for cash proceeds of $5,865.

In January 2008, Diana Visco, the Company's corporate secretary repaid a $150,000 note payable due to a third party on behalf of the Company. The note is now payable to Ms. Visco and incurs interest at the prime rate of interest and is due on December 31, 2009.

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

OVERVIEW

We develop, manufacture and market cutting-edge technology that decreases the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture. Our products enhance growing environments and reduce the environmental damage caused by common growing practices. Our segments consist of the following.

HYDROGANIC

We own the worldwide rights to a patented stackable container that is perfectly designed for growing fruit and vegetables in greenhouses that exclusively use hydroponics and organic growing methods. It is possible to grow up to 48 plants in the same area as two plants would occupy using conventional growing methods. We refer to our proprietary methods as vertical farming. We own patents and have registered trademarks including the name Hydroganic(TM), which describes this new direction in the hydroponics-organic growing marketplace.

We are involved in the acquisition, retrofitting and developing of greenhouses that will be dedicated to growing, packaging and marketing the highest quality organic crops that will be free of any type of disease. Our technology uses substantially less water, less nutrients and has better efficiency compared to non-organic farming. The greenhouses will produce hydroponically grown organic vegetables and fruits such as strawberries, peppers, herbs, tomatoes, cucumbers and microgreens. We will use computers to monitor the environment to prevent contamination that can occur. All water and plant nutrients will be recycled and reconstituted to minimize operations costs.

The Hydroganics(TM) business model and technology has attracted interest from potential customers, strategic partners and governments throughout the world. We can build our own proprietary Hydroganics(TM) greenhouses and operate them, and we are prepared to license the technology and manage greenhouses using the technology for owners who do not now have and perhaps never desire to obtain the expertise to do so. We have also developed a program for management of greenhouse operations using our licensed technology for businesses or non-profit companies that wish to construct the Hydroganics(TM) greenhouses on their own property.

We use scientists (both employees and consultants) who are experts in hydroponics and organics for the continuing development of improvements to the technologies and to create the best possible methods for using our unique technologies. Although we do not not have exclusive rights to use hydroponics or organics in greenhouse environments, no competitor may use the patented stackable containers that result in dramatically higher crop yields.

We have entered into an agreement to purchase and retrofit a greenhouse property south of Half Moon Bay, California. The facility with green houses and support facilities covers 30 acres. At this "green organic facility", we will grow the highest quality organic crops that will be free of any type of disease. We will use substantially less water and fewer nutrients than synthetic farming. The greenhouses will produce hydroponically grown organic vegetables and fruits such as strawberries, peppers, herbs, tomatoes, cucumbers and microgreens.

HOME GARDENING MARKET

Our super-absorbent polymer products, organic nutrient products and the home version of the hydroponics growing system are attracting a great deal of attention from the home gardening market. We are exploring many approaches to this market segment including joint ventures with established marketing companies and anticipate that we will shortly enter into a new marketing phase.

AGRICULTURE

The cost of petroleum products in the low margin agriculture industry has significantly impacted the sales of our polymer products. However, we have made substantial progress toward major sales in Kuwait and the United Arab Emirates (U.A.E). The polymer products have been approved in laboratory and field-testing in Kuwait and laboratory testing in the U.A.E. where we are now conducting field tests. Morocco has also shown great interest in these products. Our revenues for these agriculture products in the US will be directly related to the price of oil (the cost of goods rises and falls with oil prices) and the current price of the crops grown by customers (demand for the products is tied to the demand for the crops of customers).

TURF

Our revenue in the turf industry, which includes golf courses, is improving because of increased sales of the patented soil medic slow release liquid fertilizer. We also anticipate a major breakthrough in marketing our unique products in conjunction with our existing and future licensees.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                     Three Months Ended     Three Months Ended
                                      December 31, 2007      December 31, 2006
                                      -----------------      -----------------
                                        (Unaudited)
(Unaudited)
STATEMENT OF OPERATIONS DATA:
  Revenue                              $     82,179            $    145,035
  Net Loss                                 (413,743)             (1,309,038)
  Net Loss Per Share                          (0.01)                  (0.04)

BALANCE SHEET DATA:
  Current Assets                       $    275,152            $    592,878
  Property & Equipment, Net                 256,250                 401,862
  Intangible Assets, Net                  2,633,310               3,453,772
  Total Assets                            3,713,068               4,913,584
  Total Current Liabilities               2,988,453               3,204,278
  Accumulated Deficit                   (20,719,957)            (17,197,850)

THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED) COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

REVENUES

Revenues for the three months ended December 31, 2007 were $82,179 compared to $145,035 for the three months ended December 31, 2006, a decrease of 43.3%. This decrease in revenue is a direct result of the loss of our linear polymer business caused by defective product received from our supplier and a lack of capital which has hindered our sales efforts. We are in litigation with this supplier and have commenced settlement negotiations. Our revenue for the three months ended December 31, 2006 included $103,000 of linear polymer sales that were lost this reporting period because of reluctance by our customers to purchase product from us over concern about receiving defective product.

COST OF SALES

Cost of goods sold decreased to $59,422 for the three months ended December 31, 2007 from $126,558 for the three months ended December 31, 2006. The decrease in the cost of sales is the result of the decrease revenues during this period. Our gross margins were 27.7% and 12.7% for the three months ended December 31, 2007 and December 31,2006, respectively. The increase in our gross margins was due to increased margins in the individual products sold during the three months ending December 31, 2007.

OPERATING EXPENSES

Operating expenses decreased approximately 64% for the period ended December 31, 2007. This decrease in operating expenses is a result of many factors. General and administrative expenses increased approximately 18.5% for the period ended December 31, 2007 due to the additional general and administrative expenses relating to our acquisition of Smart World Organics in December 2006. Sales and marketing expenses decreased approximately 56.4% because we reduced the number of trade shows we attended and reduced our print advertising, which is part of our sales and marketing plan in order to reduce costs. We had no research and development costs for the three months ended December 31, 2007 and December 31, 2006. Our amortization expense to increased to $126,789 for the three months ended December 31, 2007 from $80,591 for the three months ended December 31, 2006 due to the acquisition of Smart World Organics. Other expenses increased from $89,881 for the period ended December 31, 2006 to $(155,883) for the period ended December 31, 2007 primarily due to a change in fair value of derivative liability of $265,986.

NET LOSS

We experienced a net loss from operations of $(413,743) for the three months ended December 31, 2007 as compared to a net loss of $(1,309,038) for the three months ended December 31, 2006. Our sales and marketing expenses decreased from $64,498 in the three months ended December 31, 2006 to $28,082 for the three months ended December 31, 2007. The decrease in the net loss is directly related to a decrease in other expenses of $66,002 and the elimination of a one-time charge of $1,100,000 to impairment of intangible assets and goodwill that was reported on December 31, 2006. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $145,035 for the three months ended December 31, 2006 to $82,179 for the three months ended December 31, 2007. This decrease in revenue is a direct result of the loss of our linear polymer business in the amount of $103,104 caused by defective product received from our linear polymer supplier.

SEASONALITY

Our efforts in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. International sales have not been sufficient enough or the geographic distribution of sales concentrated enough to determine if a seasonal trend exists although the initial indication is that our markets will become diverse and therefore not indicate significant seasonal variations. As we expand into the residential and commercial segments nationally, we will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates. As we expand into the hydroponics organic market, we should experience a significant lessening of seasonal variations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $0 and $80,338 at December 31, 2007 and 2006, respectively. Net cash used by operations was $(318,789) for the period ended December 31, 2007 compared to net cash used by operations of $(367,002) for the comparable period ended December 31, 2006. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At December 31, 2007, the outstanding balance of the debentures was $1,938,970 These convertible debentures consisted of: (a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) $770,000, 8% per annum convertible debentures; (c) $100,000, 8% convertible debentures; (d) $120,000, 8% per annum convertible debentures; and (e) $173,970, 10% per annum convertible debentures. Interest expense for the three months ended December 31, 2007 was $96,792 and interest expense for the three months ended December 31, 2006 was $141,615.

We have a working capital deficit of $2,713,301 as of December 31, 2007.

Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We are currently seeking additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which is scheduled for hearing on February 21, 2008. It is our position that the intellectual property we purchased from the Plaintiffs is not what it was represented to be and we may file a counterclaim against the Plaintiffs.

To the best knowledge of our management, there are no other legal proceedings pending against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2008, we agreed to issue 175,000 shares of common stock to Brian Weiss of BSW & Associates in exchange for financial consulting services rendered to us. We agreed to register this issuance on a Registration Statement on Form S-8. We believe that Mr. Weiss is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

      No.                               Title
      ---                               -----
     10.1      Consulting Agreement, dated February 1, 2008

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

DATED: February 19, 2008            AMERICAN SOIL TECHNOLOGIES, INC.


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