Form 10-KT/A
period 2007-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2008-02-25
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

On November 3, 2006, we entered into a Land Lease with Zion Half Moon, L.P. whereby we leased approximately 100 acres of land in San Mateo County, California, for a period of seven years at a rate of $100,000 per year, which we prepaid the first year. We planned to use this land as a campus for agricultural and horticultural demonstrations using our products. We also remitted a security deposit in the amount of $100,000. It is now apparent that there is no water available on the property nor will it be possible to secure the required permits. We are in the process of requesting a mutual cancellation of the lease.

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

The following table sets forth, for the periods indicated, our selected financial information:

                                                Nine Months Ended      Fiscal Year Ended
                                                September 30, 2007     December 31, 2006
                                                ------------------     -----------------
                                                  (Audited)              (Restated and
                                                                            Audited)
STATEMENT OF OPERATIONS DATA:
Revenue                                           $    764,591           $    586,002
(Net Loss)                                          (3,122,030)            (3,203,173)

(Net Loss) Per Share                                     (0.07)                 (0.11)

BALANCE SHEET DATA:
Current Assets                                    $    378,904           $    592,878

Property & Equipment, net                              304,470                401,862
Intangible Assets net, including goodwill            3,124,700              4,233,772

Total Assets                                         3,942,044              5,693,584
Total Current Liabilities                            2,672,426                975,230
Accumulated Deficit                                (20,305,614)           (17,193,584)
Stockholders' Decifit                                 (482,455)            (1,390,032)

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

INTEREST EXPENSE

Interest expense increased 67% for the nine months ended September 30, 2007 from the year ended December 31, 2006. The increase primarily resulted from non-cash interest expense relating to the amortization of a debt discounts, and a on-time accretion of a discount totaling $894,083 as a result of the default on the convertible 8% promissory note totaling $1,500,000.

CHANGE IN THE FAIR VALUE OF DERIVATIVE LIABILITY

There was an unrealized gain resulting from a decrease in our stock price from December 31, 2006 to September 30, 2007.

NET LOSS

For the reasons detailed above, we experienced losses in the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006. We expect that as a result of our efforts during the last three years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenue from the sale of products increased from $586,003 during our prior fiscal year to $764,591 in the nine month period ended September 30, 2007. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year ending September 30, 2008. However, given the gross margins of our new products in turf and our acquisition of Smart World, future operating results should improve.

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

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and

At September 30, 2007, the outstanding balance of all notes payable totalled $3,143,996. At September 30, 2007, convertible debentures consisted of one $1,500,000 of 8% debenture convertible at the closing price on the day immediately preceding the day of conversion, which is currently in default and in dispute among the parties, $770,000 of 8% per annum debentures at a rate of $0.50 per share, $130,000 of 8% debenture convertible at $0.28 per share, $30,000 of 8% per annum debentures at a rate of $0.30 per share, $60,000 of 8% per annum debentures at a rate of $0.25 per share, and $178,508 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted today, we would issue an additional 17,403,788 shares. Interest expense for the nine months ended September 30, 2007 was $164,683 and interest expense for the year ended December 31, 2006 was $191,598.

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

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $20,305,614 and a working capital deficit of $2,293,522 as of September 30, 2007. This working capital deficit is directly related to the current portion of debentures payable to unrelated parties in the amount of $1,788,997. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes Option Pricing Model

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the remaining life of the licenses, which is three years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $35,133 and $46,844 for the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006, respectively.

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

10.13    Land Lease with Zion Half Moon, L.P., dated November 3, 2006 (10)
10.14 Intellectual Property Purchase Agreement with Ray Nielsen, dated December 20, 2006 (11)
10.15    Security Agreement with Ray Nielsen, dated December 22, 2006 (11)
10.16 Purchase and Sale Agreement and Joint Escrow Instructions for Silver Terrace Nurseries, dated November 27, 2007 (12)
10.17    Lease Agreement, dated June 1, 2007 (12)
21       Subsidiaries: Smart World Organics Inc. a Florida corporation
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

----------
1. Incorporated by reference from our Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006.
4. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
5. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
6. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
7. Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005.
8. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2006, filed on May 17, 2006.
9. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006.
10. Incorporated by reference from our Form 10-QSB for the quarterly period ended September 30, 2006, filed on November 14, 2006.
11. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
12. Incorporated by reference from our Form 10-KSB for the transitional period ended September 30, 2007, filed on February 15, 2008.

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

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: February 25, 2008       By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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


                                      /s/ McKennon Wilson & Morgan LLP
                                      -------------------------------------
                                      McKennon Wilson & Morgan LLP
Irvine, California
February 14, 2008

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
                                                                                 ------------
Stockholders' deficit:
  Series A convertible preferred stock, $0.50 stated value, 25,000,000
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

AMERICAN SOIL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                           Series A Preferred                        Common
                                                                        Shares            Amount            Shares           Amount
                                                                        ------            ------            ------           ------
Balance at December 31, 2005                                           2,763,699        $1,381,849        25,436,174        $25,436
  Conversion of debt to common stock                                          --                --         1,204,000          1,204
  Common stock issued for trade secrets                                       --                --           150,000            150
  Unvested shares as paid-in capital                                          --                --                --             --
  Common stock issued for cash                                                --                --           250,000            250
  Conversion of debt and accrued into common stock                            --                --            72,449             72
  Common stock issued in exchange for assets of an acquired company           --                --            43,595             44
  Conversion of debt to common stock                                          --                --           600,000            600
  Conversion of accounts payable into common stock                            --                --            45,828             45
  Conversion of debt and accounts payable into common stock                   --                --         4,042,602          4,044
  Common stock issued in exchange for shares of acquired company              --                --         2,300,000          2,300
  Fair value of warrants issued with convertible debt                         --                --                --             --
  Discount on Series B preferred stock                                        --                --                --             --
  Net loss                                                                    --                --                --             --
                                                                       ---------        ----------        ----------        -------
Balance at December 31, 2006 (as restated)                             2,763,699         1,381,849        34,144,648         34,145
  Conversion of debt to common stock                                          --                --         2,380,952          2,381
  Conversion of Series B preferred stock to common stock                      --                --         7,031,250          7,031
  Fair value of warrants issued with convertible debt                         --                --                --             --
  Conversion of debt and accrued interest to common stock                     --                --         8,855,527          8,855
  Issued common stock for services rendered                                   --                --           262,197            262
  Net loss                                                                    --                --                --             --
                                                                       ---------        ----------        ----------        -------
Balance at September 30, 2007                                          2,763,699        $1,381,849        52,674,574        $52,674
                                                                       =========        ==========        ==========        =======

                                                                         Paid-in           Accumulated
                                                                         Capital             Deficit               Total
                                                                         -------             -------               -----
Balance at December 31, 2005                                           $12,000,411        $(13,990,411)        $  (582,715)
  Conversion of debt to common stock                                       299,796                  --             301,000
  Common stock issued for trade secrets                                     33,600                  --              33,750
  Unvested shares as paid-in capital                                        29,715                  --              29,715
  Common stock issued for cash                                              49,750                  --              50,000
  Conversion of debt and accrued into common stock                          37,600                  --              37,672
  Common stock issued in exchange for assets of an acquired company         16,087                  --              16,131
  Conversion of debt to common stock                                       149,400                  --             150,000
  Conversion of accounts payable into common stock                          11,411                  --              11,456
  Conversion of debt and accounts payable into common stock              1,006,608                  --           1,010,652
  Common stock issued in exchange for shares of acquired company           411,700                  --             414,000
  Fair value of warrants issued with convertible debt                      116,480                  --             116,480
  Discount on Series B preferred stock                                     225,000                  --             225,000
  Net loss                                                                      --          (3,203,173)         (3,203,173)
                                                                       -----------        ------------         -----------
Balance at December 31, 2006 (as restated)                              14,387,558         (17,193,584)         (1,390,032)
  Conversion of debt to common stock                                       497,620                  --             500,001
  Conversion of Series B preferred stock to common stock                 2,242,969                  --           2,250,000
  Fair value of warrants issued with convertible debt                      112,195                  --             112,195
  Conversion of debt and accrued interest to common stock                1,107,092                  --           1,115,947
  Issued common stock for services rendered                                 41,202                  --              41,464
  Net loss                                                                      --          (3,112,030)         (3,112,030)
                                                                       -----------        ------------         -----------
Balance at September 30, 2007                                          $18,388,636        $(20,305,614)        $  (482,455)
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

AMERICAN SOIL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           Nine Months
                                                                              Ended              Year Ended
                                                                           September 30,         December 31,
                                                                              2007                  2006
                                                                           -----------           -----------
                                                                                                 (restated)
Cash flows from operating activities:
  Net loss                                                                 $(3,112,030)          $(3,203,173)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Provision for doubtful accounts                                            (22,492)               65,200
    Loss on disposal of assets                                                  11,549                11,968
    Impairment of goodwill                                                          --             1,880,000
    Impairment of intangible assets                                            400,000                    --
    Depreciation and amortization                                              387,182               362,427
    Stock-based compensation                                                    41,464               (22,013)
    Change in derivative liabilities                                          (371,179)                   --
    Deferred income taxes                                                           --            (1,144,000)
    Amortization of debt discount                                            1,074,828               281,377
  Changes in operating assets and liabilities:
    Accounts receivable                                                         33,964                67,027
    Inventory                                                                   86,270               (90,776)
    Prepaid expenses and other assets                                           37,249              (108,118)
    Accounts payable                                                           (47,205)              266,614
    Accrued expenses                                                           110,875               (29,468)
                                                                           -----------           -----------
        Net cash used in operating activities                               (1,369,525)           (1,662,935)
                                                                           -----------           -----------
Cash flows from investing activities:
  Capital expenditures                                                          (7,665)              (37,466)
  Investments                                                                       --              (150,000)
  Purchase of intellectual property                                                 --                (4,200)
  Cash acquired in business acquisition                                             --                 2,172
                                                                           -----------           -----------
        Net cash used in investing activities                                   (7,665)             (189,494)
                                                                           -----------           -----------
Cash flows from financing activities:
  Proceeds from related party notes                                          1,360,829             1,372,841
  Proceeds from the issuance of convertible debentures                              --               220,000
  Repayament on convertible debentures                                              --               (15,968)
  Payments on capital lease obligations                                        (16,020)              (21,018)
  Repayments on issued notes payable                                           (13,102)             (320,736)
  Proceeds from the issuance of common stock                                        --                50,000
  Proceeds from the issuance of preferrred stock                                    --               300,000
  Proceeds from sale-leaseback                                                      --                75,000
                                                                           -----------           -----------
        Net cash provided by financing activities                            1,331,707             1,660,119
                                                                           -----------           -----------
        Net decrease in cash and cash equivalents                              (45,483)             (192,310)
Cash and cash equivalents at beginning of period                                80,338               272,648
                                                                           -----------           -----------
Cash and cash equivalents at end of period                                 $    34,855           $    80,338
                                                                           ===========           ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                 $    78,977                72,708
  Cash paid during the period for income taxes                             $       845           $       800
Supplemental disclosure of non-cash investing and financing activities:
  Stock issued for intellectual property                                   $        --           $ 1,983,750
  Stock issued for business acquisition                                    $        --           $   564,000
  Issuance of common stock for equipment                                   $        --           $    16,128
  Issuance of convertible debtenture for business acquisition              $        --           $ 1,500,000
  Conversion of accrued interest into notes payable                        $    96,746           $        --
  Conversion of debt and accrued interest into common stock                $ 1,615,948           $ 1,510,782
  Conversion of Series B preferred stock into common stock                 $ 2,250,000           $        --

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

The following table reflects the effect of the restatement on each of the financial statement line items for the year ended December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007:

                                                                          Year Ended December 31, 2006
                                                                -----------------------------------------------
                                                                As Filed          Adjustment        As Restated
                                                                --------          ----------        -----------
Consolidated Statement of Operations:
  Impairment of goodwill                                      $         --       $  1,100,000       $  1,100,000
  Excess purchase price over fair value of assets (AFTI)                --            780,000            780,000
  Change in fair value of derivative liabilities                        --            (51,377)           (51,377)
  Amortization of debt discount                                         --             28,841             28,841
  Interest expense                                                 191,598            178,125            369,723
  Income tax benefit                                                    --         (1,144,000)        (1,144,000)

Net loss                                                        (2,311,945)          (891,589)        (3,203,173)
Net loss per share, basic and diluted                         $      (0.08)                         $      (0.11)

Consolidated Balance Sheet:
  Intangible assets                                              4,553,772         (1,100,000)         3,453,772
  Goodwill                                                              --            364,600            364,600
  Deferred tax asset                                                    --          1,144,000          1,144,000
  Notes payable                                                  2,443,969           (865,241)         1,578,728
  Series B preferred stock (liability)                                  --          2,203,125          2,203,125
  Series B preferred stock (equity)                              2,250,000         (2,250,000)                --
  Deferred tax liability                                                --          1,144,600          1,144,600
  Derivative liability - embedded conversion feature                    --            842,705            842,705
  Additional paid in capital                                    14,162,558            225,000         14,387,558
  Accumulated deficit                                          (16,302,356)          (891,589)       (17,193,584)

Consolidated Statement of Cash Flows                               192,310                 --            192,310

Consolidated Statement of Stockholders' Equity (Deficit)      $  1,526,196       $ (2,916,589)      $ (1,390,032)

                                                                              Three Months Ended
                                                                                March 31, 2007
                                                                -----------------------------------------------
                                                                As Filed         Adjustment         As Restated
                                                                --------         ----------         -----------
Consolidated Statement of Operations:
  Impairment of goodwill                                      $         --       $        --       $         --
  Excess purchase price over fair value of assets (AFTI)                --                --                 --
  Change in fair value of derivative liabilities                        --          (100,349)          (100,349)
  Amortization of debt discount                                         --           235,975            235,975
  Interest expense                                                 102,590            46,875            149,465
  Income tax benefit                                                    --                --                 --

Net loss                                                          (639,566)         (182,501)          (822,067)
Net loss per share, basic and diluted                         $      (0.02)                        $       0.02)

Consolidated Balance Sheet:
  Intangible assets                                              4,440,689        (1,100,000)         3,340,689
  Goodwill                                                              --           364,600            364,600
  Deferred tax asset                                                    --         1,144,000          1,144,000
  Notes payable                                                  4,107,206          (629,266)         3,477,940
  Series B preferred stock (liability)                                  --                --                 --
  Series B preferred stock (equity)                                     --                --                 --
  Deferred tax liability                                                --         1,144,600          1,144,600
  Derivative liability - embedded conversion feature                    --           742,356            742,356
  Additional paid in capital                                    17,003,146           225,000         17,228,146
  Accumulated deficit                                          (16,967,462)       (1,074,090)       (18,041,552)

Consolidated Statement of Cash Flows                                44,133                --             44,133

Consolidated Statement of Stockholders' Equity (Deficit)      $  1,461,090       $  (849,090)      $    612,000

                                                                                  Three Months Ended
                                                                                     June 30, 2007
                                                                 ----------------------------------------------
                                                                 As Filed          Adjustment       As Restated
                                                                 --------          ----------       -----------
Consolidated Statement of Operations:
  Impairment of goodwill                                       $         --       $        --       $         --
  Excess purchase price over fair value of assets (AFTI)                 --                --                 --
  Change in fair value of derivative liabilities                         --          (110,340)          (110,340)
  Amortization of debt discount                                          --           235,975            235,975
  Interest expense                                                  162,042                --            162,042
  Income tax benefit                                                     --                --                 --

Net loss                                                           (725,507)         (125,635)          (851,142)
Net loss per share, basic and diluted                          $      (0.02)                        $      (0.02)

Consolidated Balance Sheet:
  Intangible assets                                               4,327,608        (1,100,000)         3,227,608
  Goodwill                                                               --           364,600            364,600
  Deferred tax asset                                                     --           780,000            780,000
  Notes payable                                                     956,967          (393,291)           563,676
  Series B preferred stock (liability)                                   --                --                 --
  Series B preferred stock (equity)                                      --                --                 --
  Deferred tax liability                                                 --         1,144,600          1,144,600
  Derivative liability - embedded conversion feature                     --           632,017            632,017
  Additional paid in capital                                     17,652,175           225,000         17,877,175
  Accumulated deficit                                           (17,693,124)       (1,199,725)       (18,892,849)

Consolidated Statement of Cash Flows                                 80,338                --             80,338

Consolidated Statement of Stockholders' Equity (Deficit)       $  1,338,165       $  (974,725)      $    363,440

The restatement has no effect on our cash flows from operating, investing or financing activities, and none of the adjustments resulting from the restatement has any impact on cash balances for any period.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On September 17, 2007 the Company changed its year end from December 31, to September 30.

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

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to 15 years. Depreciation expense was $93,509 and $118,593, for the period ended September 30, 2007 and the year ended December 31, 2006, respectively.

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

The Company recorded patent rights of $1,950,000. The patents are on a slow release fertilizer used primarily in the turf segment of its business. The Company will collect royalty revenues from two existing licenses and will sell products derived from the patents directly to its customers including qualified distributors. The patent has approximately seven years left to expiration.

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
                                     ==========      ==========       ==========

The above intangible assets, excluding goodwill, have definite lives. Accordingly, these are amortized over the remaining periods to be benefited. In the case of the AFT and Smart World intangible assets management has slowed the amortization of the patents and formulas in 2007, because management has been in the process of refining certain formulas for much higher sales and royalties from its products which are expected to be realized in fiscal 2008 and beyond. The amortization periods as of September 30, 2007, will be three to seven years, unless management does not meet its internal cash flow projections, at which time they will consider an impairment of items that cannot be recovered. As of September 30, 2007, management evaluated the carrying value of these assets for impairment, and they believe the above carrying values of intangible assets with definite lives will be recovered through future cash flows from new customer relationships beginning in fiscal 2008. However, with respect to certain IP acquired from Nielsen, management determined, after testing the products, that such formulas would not generate sufficient cash flows to recover these intangible assets because the formulas were misrepresented to the Company's management to be proprietary and effective, and would have wide uses. Accordingly, management recorded an impairment of $400,000 at September 30, 2007.

The amortization and impairment expense was $693,672 and $1,343,834 for the nine
months  ended   September  30,  2007  and  the  year  ended  December  31,  2006 receptively.

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
                                                                     ==========

Future annual maturities of principal at September 30, 2007, excluding $800,000 of notes payable to related parties which were converted into common stock on October 29, 2007, and classified as long-term portion, are follows:

         2008                         $1,878,001
         2009                            325,289
         2010                             25,391
         2011                             25,622
         2012                             28,306
         Thereafter                       61,387
                                      ----------
                  Total               $2,343,996
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
                                                =========        ===========

A reconciliation of the differences between the effective and statutory income tax rates ended September 30, 2007 and December 31, 2005, is as follows:

                                        September 30, 2007               December 31, 2006
                                    -------------------------        -------------------------
Federal                             $(929,269)        (34.0)%       $  (765,380)         (34)%
State                                  78,242           2.86%          (135,067)          (6)%
Amortization of debt discount         280,825          10.27%                --           --
Derivative liability                    9,799           0.36%                --           --
Change in valuation allowance         557,070          20.38%          (255,359)        39.5%
Other                                   4,133            .15%            11,206         -0.5%
                                    ---------        -------        -----------      -------
Provision                           $     800              0%       $(1,144,600)          0%
                                    =========        =======        ===========      =======

The major components of the deferred taxes are as follows at September 30, 2007:

Current:
  Reserves and accruals             $   173,587
Noncurrent:
  Intangible assets                     577,896
  Intangible assets                    (960,817)
  Net operating losses                6,069,141
  Other                                  28,663
  Valuation allowance                (5,918,519)
                                    -----------
Net deferred tax asset              $        --
                                    ===========

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

At September 30, 2007, deferred income tax assets totaling $5,084,000 was comprised of $5,024,000 related to the tax effect of the federal and state net operating losses, and $60,000 related to differences in the book and tax bases of notes receivable, accounts receivable and intangible assets. The valuation allowance was increased by a total of $889,000 during the period ended December 31, 2006. At September 30, 2007, the Company had federal net operating loss carryforwards of $16,800,000 that expire from 2008 through 2025 and state net operating carryforwards of $5,600,000 expiring from 2008 through 2011.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company leases real property located in Pacoima, California from an entity owned by a member of its Board of Directors who is also a majority shareholder under a long-term operating lease. The lease began in April 2004 and expires in December 2008. Rent expense under this lease for the years ended September 30, 2007 and December 31, 2006 was $5,124 and $24,449, respectively.

On November 3, 2006, the Company entered into a seven year agreement to lease approximately 100 acres of land in San Mateo, California. Per the terms of the agreement, the Company is required to pay rent of $100,000 per year through November 2013. The annual rent is due in advance each year of the agreement. The Company paid an initial deposit of $100,000, and the first year's rent of $100,000 in 2006. No additional payments have been made because of a dispute on water rights.

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

STOCK OPTIONS
In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized for grant. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value or in the case of a grant of an incentive stock option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option is granted. The 2002 Plan terminates in November 2012. The options are fully-vested when granted and are exercisable for a period of ten years from the date of grant and are subject to cancellation upon termination of employment. The Company has granted options to purchase 1,010,000 shares and 300,000 shares at $0.50 and $0.25, respectively. The market price at the date of grant was $0.12. At September 30, 2007, 690,000 stock options are available for grant.

On January 6, 2005, the Company enacted the 2005 Stock Option/Stock Issuance Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 10,000,000 shares of common stock to our directors, officers, employees and consultants in the form of stock options and shares of common stock. The 2005 Plan has two separate components: the option grant program and the stock issuance program. As of September 30, 2007, no shares of common stock or stock options have been issued pursuant to the 2005 Plan.

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

During the period ended September 30, 2007, there were no stock options were granted, and no options expired or were cancelled.

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

On September 28, 2007, the board of directors approved the issuance of 2,968,840 stock options to certain employees and members of the Board of Directors of the Company at an exercise price of $0.11 per share; these options expire five years from the date of approval. The share were granted and communicated on October 10, 2007, the measurement date. See Note 15 for further discussion. On the same date, the board of directors approved the issuance of 362,000 stock options to certain consultants.

14. RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2007 and December 31, 2006, the Company conducted related party transactions with Board members, officers and affiliated entities as described below:

DIRECTORS AND OFFICERS
Diana Visco, the Company's Corporate Secretary, has outstanding $20,000 of convertible debenture with the Company, which is convertible at $0.50 per share with interest at 8%, maturing in the third calendar quarter of 2009 as well as a $75,800 note payable at prime rate due January 1, 2009. Interest incurred on this debenture and notes was $3,087 and $9,277 during the periods ended September 30, 2007 and December 31, 2006, respectively.

The holders of the two (2) $25,000 convertible debentures and the $178,508 convertible debenture are personally related to Louie Visco. Interest incurred on these debentures during the nine months ended September 30, 2007 and the year ended December 31, 2006 were $16,890 and $24,032, respectively.

Louie Visco, a former director of the Company and the director of FLD Corporation is the holder of two (2) $250,000, one (1) $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2009. In addition, there is one (1) $100,000 debenture convertible at $0.50 per share with interest at 8% that matures in the third quarter of 2009 and a $460,012 note payable at 8.25% which matures December 2009. During the six months ended June 30 2007, notes payable and accrued interest and payables due to this entity totaling $652,738 were converted at a rate of $0.176 per share for a total of 2,380,952 shares of common stock. On June 1, 2007, $628,012 of outstanding notes together with $23,473 of accrued interest into 3,708,740 shares of common stock. On September 28, 2007, an additional $423,000 note payable and $40,211 of interest due to this entity totaling $463,211 were converted at a rate of $0.09 per share for a total of 5,146,787 shares of common stock. Interest incurred on these debentures and notes during the nine months ended September 30, 2007 and the year ended December 31, 2006 was $70,603 and $100,567 respectively.

Employee advances of $3,710 as of September 30, 2007 are included in prepaid expenses and other current assets.

AFFILIATED ENTITIES
The Company also entered into an operating lease in 2004 for its office space with Customized Box Company, an entity beneficially owned by Louie Visco. Rents charged by this entity for the periods ended September 30, 2007 and December 31, 2006 were $5,124 and $24,440, respectively.

15. SUBSEQUENT EVENTS

From October 1, 2007 through February 8,2008, Diana Visco, the Company's corporate secretary, loaned an additional $179,982 to the Company. In addition, during January 2008, Ms. Visco, repaid a $150,000 note payable due to a third party on behalf of the Company. The note is now payable to Ms. Visco and incurs interest at the prime rate of interest and is due on December 31, 2009. The aggregate amount outstanding to Ms. Visco as of February 8, 2008, was $425,782.

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