Form 10-Q
period 2008-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2008-05-20
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2008, the number of shares of common stock issued and outstanding was 55,992,717.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                       3

         Consolidated Balance Sheets as of March 31, 2008 and
         September 30, 2007                                                  3

         Consolidated Statements of Operations -
         For the three and six months ended March 31, 2008 and 2007          4

         Consolidated Statements of Cash Flow -
         For the three and six months ended March 31, 2008 and 2007          5

         Consolidated Notes to Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                         12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         15

Item 4.  Controls and Procedures                                            15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 1A. Risk Factors                                                       16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  17

Item 6.  Exhibits                                                           17

SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             March 31,            September 30,
                                                                               2008                   2007
                                                                           ------------           ------------
Assets:

Current assets
  Cash and cash equivalents                                                $      4,646           $     34,855
  Accounts receivable, net of allowance of $47,759 and $61,128 at
   March 31, 2008 and September 30, 2007, respectively                          110,116                 61,008
  Inventories                                                                   204,632                250,066
  Prepaid expenses and other current assets                                      27,710                 32,975
                                                                           ------------           ------------
      Total current assets                                                      347,104                378,904

Property and equipment, net                                                     209,725                304,470
Deposits and other assets                                                       183,756                133,970
Goodwill                                                                        364,600                364,600
Intangible assets, net                                                        2,506,521              2,760,100
                                                                           ------------           ------------

Total assets                                                               $  3,611,706           $  3,942,044
                                                                           ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                         $    862,230           $    579,320
  Accrued liabilities                                                           280,756                195,148
  Notes payable                                                               1,890,779              1,788,997
  Capital lease obligations                                                      15,075                 19,956
  Derivative liability                                                            9,061                471,527
  Notes payable to related parties                                               72,973                 89,005
                                                                           ------------           ------------
      Total current liabilities                                               3,130,874              3,143,953

Capital lease obligations                                                        31,302                 39,147
Notes payable                                                                    96,730                206,096
Notes payable to related parties                                                784,631              1,035,303
                                                                           ------------           ------------
Total liabilities                                                             4,043,537              4,424,499
                                                                           ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares
   authorized, 2,763,699 shares issued and outstanding                        1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   55,952,717 and 52,674,574 shares issued and outstanding at
   March 31, 2008 and September 30, 2007, respectively                           55,992                 52,674
  Paid-in capital                                                            19,323,372             18,388,636
  Accumulated deficit                                                       (21,193,044)           (20,305,614)
                                                                           ------------           ------------
      Total stockholders' deficit                                              (431,831)              (482,455)
                                                                           ------------           ------------

Total liabilities and stockholders' deficit                                $  3,611,706           $  3,942,044
                                                                           ============           ============

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,             Six Months Ended March 31,
                                                 -------------------------------         -------------------------------
                                                    2008                2007                2008                2007
                                                 -----------         -----------         -----------         -----------
                                                                      (restated)                              (restated)
Revenue                                          $   214,746         $   254,939         $   296,925         $   399,974
Cost of goods sold (excluding amortization
 of intangible assets)                               110,582             163,148             170,004             289,706
                                                 -----------         -----------         -----------         -----------
Gross profit                                         104,164              91,791             126,921             110,268
                                                 -----------         -----------         -----------         -----------
Operating expenses:
General and administrative                           558,204             518,609             995,716             875,154
Sales and marketing                                   29,408              57,782              57,490             122,280
Amortization of intangible assets                     91,973             113,083             218,762             193,674
Impairment of intangible assets and goodwill              --                  --                  --           1,100,000
                                                 -----------         -----------         -----------         -----------
Total operating expenses                             679,585             689,474           1,271,968           2,291,108
                                                 -----------         -----------         -----------         -----------

Loss from operations                                (575,421)           (597,683)         (1,145,047)         (2,180,840)

Other (income) expense
Interest expense                                      89,218             416,085             186,010             557,700
Interest income                                           --                  (9)             (3,156)                 (9)
Change in fair value of derivative liability        (196,480)           (100,349)           (462,466)           (151,726)
Other                                                   (380)            (35,892)               (940)            (35,892)
(Gain) loss on sale of property and equipment          5,908                  --              22,935                (357)
                                                 -----------         -----------         -----------         -----------
Loss before income taxes                            (473,687)           (877,518)           (887,430)         (2,550,556)
Income tax provision (benefit)                            --                  --                  --            (364,000)
                                                 -----------         -----------         -----------         -----------

Net loss                                         $  (473,687)        $  (877,518)        $  (887,430)         (2,186,556)
                                                 ===========         ===========         ===========         ===========

Net loss per share basic and diluted             $     (0.01)        $     (0.02)        $     (0.02)        $     (0.06)
                                                 ===========         ===========         ===========         ===========
Weighted average common shares outstanding
 used in per share calculations                   55,727,937          36,714,919          54,888,501          34,417,284
                                                 ===========         ===========         ===========         ===========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six months ended March 31,
                                                       ---------------------------
                                                          2008            2007
                                                       -----------     -----------
                                                                        (restated)
Cash flows from operating activities:
  Net loss                                             $  (887,430)    $(2,186,556)
  Adjustments to reconcile net loss to net cash
    Loss on disposal of assets                              22,935              --
    Impairment of goodwill                                      --       1,100,000
    Depreciation and amortization                          315,138         402,600
    Stock-based compensation                                47,880              --
    Change in derivative liabilities                      (462,466)       (151,726)
    Amortization of debt discount                           34,318         391,733
  Changes in operating assets and liabilities:
    Accounts receivable                                    (49,108)         (9,294)
    Inventory                                               45,434         103,189
    Prepaid expenses and other assets                        5,479        (108,590)
    Accounts payable                                       283,510        (533,668)
    Accrued expenses                                        85,008          67,542
                                                       -----------     -----------
         Net cash used in operating activities            (559,302)       (924,770)
                                                       -----------     -----------
Cash flows from investing activities:
  Capital expenditures                                      (3,301)        (13,181)
  Proceeds from sale of assets                              13,552              --
  Deposit on real property                                 (50,000)             --
  Cash acquired in business acquisition                         --        (134,101)
                                                       -----------     -----------
         Net cash used in investing activities             (39,749)       (147,282)
                                                       -----------     -----------
Cash flows from financing activities:
  Proceeds from related party notes                        556,335       1,036,422
  Proceeds from the issuance of debt                       150,000          76,690
  Proceeds from the issuance of common stock                33,411              --
  Repayament on convertible debentures                          --              --
  Payments on capital lease obligations                    (12,726)        (10,040)
  Repayments on notes payable                             (158,178)         (9,393)
                                                       -----------     -----------
         Net cash provided by financing activities         568,842       1,093,679
                                                       -----------     -----------
         Net increase (decrease) in cash and
          cash equivalents                                 (30,209)         21,627

Cash and cash equivalents at beginning of period            34,855          14,577
                                                       -----------     -----------
Cash and cash equivalents at end of period             $     4,646     $    36,204
                                                       ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $   128,009     $    46,024
  Cash paid during the period for income taxes         $        --     $        --
Supplemental disclosure of non-cash investing and
financing activities:
  Common stock issued for business acquisition         $        --     $   414,000
  Issuance of convertible note for purchase of
   intellectual property                               $        --     $ 1,500,000
  Conversion of related party note into common stock   $ 1,600,000     $        --

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)


1. BUSINESS

ORGANIZATION

American Soil Technologies, Inc. (the "Company") is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company recently acquired the patent to a slow release fertilizer to be used primarily in the turf segment of its business. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops. The Company also expanded to provide next-generation and sustainable fertilizers through the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen, that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World Organics, Inc. The formulas acquired from Nielsen were deemed not to be proprietary and subsequently deemed to be of little or no value. Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

PENDING PROPERTY ACQUISITION

On November 27, 2007, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions to acquire real property in Pescadero, California for a purchase price of $5,400,000. The property has been improved with approximately 700,000 square feet of greenhouses and the Company plans to continue to operate the property as a nursery. In connection with the agreement, the Company deposited $50,000 with the escrow agent of which a $10,000 non-refundable deposit was released to the sellers. In December 2007, per the terms of the agreement, the Company was to have deposited an additional $100,000 into the escrow account on or before December 14, 2007 if the Company's due diligence had been completed. Said due diligence has not been completed, therefore the deposit has not been made. The remaining $5,350,000 was due by December 28, 2007, the original closing date, then extended to May 27, 2008 for additional consideration of $50,000. As of the current date, the remaining amounts payable have not been paid because the due diligence has not been completed and the parties have verbally agreed to set the closing date as soon as possible after the completion of the due diligence.

GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has a working capital deficit of $2,783,770 and an accumulated deficit of $21,193,044, as of March 31, 2008. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company is currently seeking additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. There are no assurances that such financing will be obtained by management. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company's Form 10-KSB have been omitted. The results of operations for the three month and six month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the nine month period ended September 30, 2007.

ESTIMATES

Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate in accordance with Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3.

During the fourth quarter of fiscal 2007, the Company changed the amortization period for intangible assets for patents and formulas from 15 years to a range of three to seven years depending on the underlying intangible asset. Management's change in these estimates resulted from refining certain formulas and reassessment of the expected future benefit expected to be derived.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive as of March 31:

                                                   2008              2007
                                                ----------        ----------
    Series A convertible preferred stock         2,763,699         2,763,699
    Stock options                                2,660,840           680,000
    Warrants                                       884,000         1,055,000
    Convertible debt                            22,323,308         8,175,951
                                                ----------        ----------
                                                28,631,847        12,674,650
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

        Estimated fair value of underlying common stock        $0.09
        Exercise price                                         $0.10
        Expected life (in years)                                   2
        Risk-free interest rate                                 3.69%
        Expected volatility                                    146.9%
        Dividend yield                                             0%

Since the notes had matured, the Company determined the extensions represent the issuance of new notes. No modification or extinguishment accounting was required. The proceeds were allocated between the convertible notes and the warrant based on their relative fair values and resulted in $24,816 being allocated to the convertible notes payable and $5,184 to the warrants. The resulting discount related to the warrants is being amortized over the life of the convertible note.

$150,000 NOTE PAYABLE

On December 7, 2007, the Company issued a $150,000 face value non-convertible note due January 15, 2008 together with 500,000 shares of common stock. The proceeds from the issuance of the note and underlying common stock were allocated based on their relative fair value which resulted in a debt discount of $31,579. The Company valued the common stock issued at the closing market price of the Company's common stock on the date of issuance. The debt discount is being amortized over the term of the related debt. During the three and six months ended March 31, 2008 the Company amortized $12,146 and $31,579, respectively to interest expense. The note was repaid in January 2008 by Diana Visco, the Company's corporate secretary.

RELATED PARTY NOTES

During the six months ended March 31, 2008, Diana Visco loaned the Company $556,335, including the repayment of a $150,000 note. Included in this amount is a loan on February 8, 2008, for $382,451. On March 13, 2008, the Company executed a promissory note payable to Ms. Visco in the amount of $635,383, which is due on September 30, 2009. Interest is payable monthly based on the prime rate. The aggregate amount due to Ms. Visco is $635,383 as of March 31, 2008.

4. PREFERRED STOCK

The Company has 25,000,000 shares of preferred stock authorized. At March 31, 2008, the Company had 2,763,699 shares of $0.50 stated value Series A convertible preferred stock issued and outstanding.

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

On December 31, 2007, the Company issued 496,000 shares of common stock for net proceeds of $17,922.

On January 21, 2008, the Company issued 150,000 shares of common stock for net proceeds of $5,865.

On March 4, 2008, the Company issued 2000,000 shares of common stock for net proceeds of $9,600.

On March 9, 2008, Ms. Visco converted $20,000 of convertible notes into 40,000 shares of common stock at the original stated conversion price of $0.50 per share.

On February 1, 2008, the Company issued 175,000 shares of common stock to a consultant for professional services valued at $11,375 based on the closing stock price on the date of issuance. The value of the services rendered approximated the fair value of the stock issued.

During the three months ended March 31, 2008, the Company issued 350,000 shares of common stock for net proceeds of $15,139 to an investor.

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

        Estimated fair value of underlying common stock        $0.12
        Exercise price                                         $0.11
        Expected life (in years)                                   5
        Risk-free interest rate                                 4.23%
        Expected volatility                                    144.7%
        Dividend yield                                             0%

On October 10, 2007, the Company granted 362,000 options to consultants at an exercise price of $0.11 per share. The closing price of the Company's common stock on the date of grant was $0.12. The options vest ratably over four years and require the consultant to provide services during this period to the Company. At the end of each quarter, the Company values the portion of the stock options earned. The stock options expire ten years from the date of grant. The value of the stock options was determined using the Black-Scholes option pricing model.

During the three and six months ended March 31, 2008 and 2007, the Company recorded stock compensation expense totaling $25,172, $47,880, $0 and $0, respectively. Such amounts are included in operating expenses in the accompanying Consolidated Statements of Operations.

6. LITIGATION

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which is now on appeal. It is our position that the intellectual property we purchased from the Plaintiffs is not what it was represented to be.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                    Six Months Ended        Six Months Ended
                                     March 31, 2008          March 31, 2007
                                     --------------          --------------
                                      (Unaudited)             (Unaudited)
                                                               (Restated)
STATEMENT OF OPERATIONS DATA:
  Revenue                            $    296,925            $    399,974
  (Net Loss)                             (887,430)             (2,186,556)
  (Net Loss) Per Share                      (0.02)                  (0.06)

                                     March 31, 2008       September 30, 2007
                                     --------------       ------------------
BALANCE SHEET DATA:
  Current Assets                          347,104                 378,904
  Property & Equipment, Net               209,725                 304,470
  Intangible Assets, Net                2,506,521               2,760,044
  Total Assets                          3,611,706               3,942,044
  Total Current Liabilities             3,130,874               3,143,953
  Accumulated Deficit                 (21,193,044)            (20,305,614)

SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) COMPARED TO SIX MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

REVENUES

Revenues for the six months ended March 31, 2008 were $296,925 compared to $399,974 for the six months ended March 31, 2007, a decrease of 26%. This decrease in revenue is a direct result of the loss of our linear polymer business caused by defective product received from our linear polymer supplier. We are in litigation with this supplier and have commenced settlement negotiations. We continue to lose linear polymer sales that were lost during this reporting period because of reluctance by our customers to purchase product from us over concerns about receiving defective product which we received from the supplier.

COST OF SALES

Cost of goods sold decreased to $170,004 for the six months ended March 31, 2008 from $289,706 for the six months ended March 31, 2007. The decrease in the cost of sales is the result of the decreased revenues during this period. Our gross margins were 42.7% and 27.5% for the six months ended March 31, 2008 and March 31,2007, respectively. The increase in our gross margins was due to increased margins in the individual products sold during the six months ending March 31, 2008.

OPERATING EXPENSES

Operating expenses decreased approximately 44% for the period ended March 31, 2008. General and administrative expenses increased approximately 14% for the period ended March 31, 2008 due to an increase in our accounting and legal expenses. Sales and marketing expenses decreased approximately 53% because we reduced the number of trade shows we attended and reduced our print advertising, which is part of our sales and marketing plan in order to reduce costs. We had no research and development costs for the six months ended March 31, 2008 or for the six months ended March 31, 2008. Our amortization expense increased to $218,762 for the six months ended March 31, 2008 from $193,674 for the six months due to the acquisition of Smart World Organics and revision to the estimated useful lives of our intangible assets from 15 years to 3 and 7 years. Other expenses decreased from $369,716 for the period ended March 31, 2007 to $257,617 for the period ended March 31, 2008 due to a change in fair value of derivative liability of $462,466. The change in the fair value of the derivative liability resulted from a decrease in our stock price.

NET LOSS

We experienced a net loss from operations of $(887,430) for the six months ended March 31, 2008 as compared to a net loss of $(2,186,556) for the six months ended March 31, 2007. Our sales and marketing expenses decreased from $122,280 in the six months ended March 31, 2007 to $57,490 for the three months ended March 31, 2008. The decrease in the net loss is directly related to a decrease in other expenses of $257,617 and the elimination of a one-time charge of $1,100,000 to impairment of intangible assets and goodwill that was reported on March 31, 2007. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $399,974 for the six months ended March 31, 2007 to $296,925 for the six months ended March 31, 2008. This decrease in revenue is a direct result of the loss of our linear polymer business in the amount of $152,494 caused by defective product received from our linear polymer supplier.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4,646 and $36,204 at March 31, 2008 and 2007, respectively. Net cash used by operations was $(559,302) for the period ended March 31, 2008 compared to net cash used by operations of $(924,770) for the comparable period ended March 31, 2007. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At March 31, 2008, the outstanding balance of the debentures was $1,914,220. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) $50,000, 8% per annum convertible debentures; (c) $195,000, 8% per annum convertible debentures; and (d) $169,220, 10% per annum debentures. Interest expense for the six months ended March 31, 2008 was $186,010 and interest expense for the six months ended March 31, 2007 was $557,700.

We have a working capital deficit (current assets less current liabilities) of $(2,783,770) as of March 31, 2008 compared to a working capital deficit of $(2,765,049) as of September 30, 2007. Our decrease in current liabilities is directly related to the current liabilities of Smart World Organics, Inc and a decrease in the current portion of debentures payable to related parties.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(21,193,044) and a working capital deficit of approximately $(2,783,770) as of March 31, 2008. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will endeavor to grow.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures. The Certifying Officer decided that the controls and procedures needed to be improved. We have hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this Report, there were changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which is now on appeal. It is our position that the intellectual property we purchased from the Plaintiffs is not what it was represented to be and we are considering pursuing any available remedies against the Plaintiffs.

To the best knowledge of our management, there are no other legal proceedings pending against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From December 21, 2007 through March 4, 2008, we sold 846,000 shares of common stock to five non-United States residents for gross proceeds of $50,530. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

On March 9, 2008, Ms. Diana Visco converted $20,000 of convertible notes into 40,000 shares of common stock at the original stated conversion price of $0.50 per share. We believe Ms. Visco is an accredited investor under Rule 501 under Regulation D of the Act and had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are filed herein:

      No.                                    Title
     ----                                    -----

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

Dated: May 19, 2008            AMERICAN SOIL TECHNOLOGIES, INC.


                               By: /s/ Carl P. Ranno
                                  ----------------------------------------------
                                    Carl P. Ranno
                               Its: President, Chief Executive Officer,
                                    Chief Financial Officer (Principal Executive
                                    Officer, Principal Financial Officer and
                                    Principal Accounting Officer)