Form 10-Q
period 2008-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2008-08-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

As of August 13, 2008, the number of shares of common stock issued and outstanding was 59,222,717.

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

         Consolidated Balance Sheets -June 30, 2008

         Consolidated Statements of Operations - For the three and nine months ended June 30, 2008 and 2007

         Consolidated Statements of Cash Flow - For the three and nine months ended June 30, 2008 and 2007

         Consolidated Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         12

Item 4.  Controls and Procedures                                            12

Item 4T. Controls and Procedures                                            12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 1A. Risk Factors                                                       13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        13

Item 3.  Defaults Upon Senior Securities                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 5.  Other Information                                                  13

Item 6.  Exhibits                                                           13

SIGNATURES                                                                  14

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            September 30,
                                                                               2008                  2007
                                                                           ------------           ------------
                                                                            (Unaudited)
Assets:

Current assets
  Cash and cash equivalents                                                $     43,855           $     34,855
  Accounts receivable, net of allowance of $46,759 and
   $61,128 at June 30, 2008 and September 30, 2007, respectively                  7,720                 61,008
  Inventories                                                                   162,051                250,066
  Prepaid expenses and other current assets                                      33,329                 32,975
                                                                           ------------           ------------
      Total current assets                                                      246,955                378,904
Property and equipment, net                                                     179,359                304,470
Deposits and other assets                                                       217,756                133,970
Goodwill                                                                        364,600                364,600
Intangible assets                                                             2,379,732              2,760,100
                                                                           ------------           ------------
      Total assets                                                         $  3,388,402           $  3,942,044
                                                                           ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                         $    852,394           $    579,320
  Accrued liabilities                                                           395,581                195,148
  Notes payable                                                               1,906,756              1,788,997
  Capital lease obligations                                                      15,704                 19,956
  Derivative liability                                                           10,007                471,527
  Notes payable to related parties                                              158,357                 89,005
                                                                           ------------           ------------
      Total current liabilities                                               3,338,799              3,143,953
Capital lease obligations                                                        27,132                 39,147
Notes payable                                                                    78,061                206,096
Debentures payable - related parties                                            799,254              1,035,303
                                                                           ------------           ------------
      Total liabilities                                                       4,243,246              4,424,499
                                                                           ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares
   authorized, 2,763,699 shares issued and outstanding                        1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   55,952,717 and 52,674,574 shares issued and outstanding at
    June 30, 2008 and September 30, 2007, respectively                           59,222                 52,674
  Paid in capital                                                            19,389,981             18,388,636
  Accumulated deficit                                                       (21,685,896)           (20,305,614)
                                                                           ------------           ------------
      Total stockholders' deficit                                              (854,844)              (482,455)
                                                                           ------------           ------------
Total liabilities and stockholders' deficit                                $  3,388,402           $  3,942,044
                                                                           ============           ============

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,         Nine Months Ended June 30,
                                                    -----------------------------      -----------------------------
                                                       2008              2007             2008              2007
                                                    -----------       -----------      -----------       -----------
                                                                       (restated)                         (restated)
Revenue                                             $   144,085       $   325,077      $   441,010       $   725,051
Cost of goods sold (excluding amortization
 of intangible assets)                                   92,239           164,104          262,243           453,810
                                                    -----------       -----------      -----------       -----------
Gross profit                                             51,846           160,973          178,767           271,241
                                                    -----------       -----------      -----------       -----------
Operating expenses:
  General and administrative                            344,020           553,669        1,339,736         1,428,823
  Sales and marketing                                    35,375            64,324           92,865           186,604
  Amortization of intangible assets                     126,789           113,082          345,551           306,756
  Impairment of intangible assets and goodwill               --                --               --         1,100,000
                                                    -----------       -----------      -----------       -----------
Total operating expenses                                506,184           731,075        1,778,152         3,022,183
                                                    -----------       -----------      -----------       -----------

Loss from operations                                   (454,338)         (570,102)      (1,599,385)       (2,750,942)

Other (income) expense
  Interest expense                                       36,490           427,119          222,500           984,819
  Interest income                                           175                --           (2,981)               (9)
  Change in fair value of derivative liability              946          (110,340)        (461,520)         (262,066)
  Other                                                      --            (5,876)            (940)          (41,768)
  (Gain) loss on sale of property and equipment              --                --           22,935              (357)
                                                    -----------       -----------      -----------       -----------
Loss before income taxes                               (491,949)         (881,005)      (1,379,379)       (3,431,561)
Income tax provision (benefit)                              901                --              901          (364,000)
                                                    -----------       -----------      -----------       -----------

Net loss                                            $  (492,850)      $  (881,005)     $(1,380,280)      $(3,067,561)
                                                    ===========       ===========      ===========       ===========

Net loss per share basic and diluted                $     (0.01)      $     (0.02)     $     (0.02)      $     (0.08)
                                                    ===========       ===========      ===========       ===========

Weighted average common shares outstanding used
 in per share calculations                           56,899,920        44,887,159       55,558,974        37,907,242
                                                    ===========       ===========      ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine months ended June 30,
                                                                                 ---------------------------------
                                                                                     2008                  2007
                                                                                 -----------           -----------
                                                                                                        (restated)
Cash flows from operating activities:
  Net loss                                                                       $(1,380,280)          $(3,067,561)
  Adjustments to reconcile net loss to net cash
    Loss on disposal of assets                                                        37,304                    --
    Impairment of goodwill                                                                --             1,100,000
    Depreciation and amortization                                                    472,293               546,856
    Stock-based compensation                                                          60,996                    --
    Change in derivative liabilities                                                (461,520)             (262,066)
    Amortization of debt discount                                                     37,168               680,341
  Changes in operating assets and liabilities:
    Accounts receivable                                                               38,919                33,298
    Inventory                                                                         88,015                97,808
    Prepaid expenses and other assets                                                (34,140)              (72,563)
    Accounts payable                                                                 273,672              (397,950)
    Accrued expenses                                                                 199,833               143,277
                                                                                 -----------           -----------
          Net cash used in operating activities                                     (667,740)           (1,198,560)
                                                                                 -----------           -----------
Cash flows from investing activities:
  Capital expenditures                                                                (3,301)              (13,181)
  Proceeds from sale of assets                                                        13,552                    --
  Deposit on real property                                                           (50,000)                   --
  Cash acquired in business acquisition                                                   --              (134,101)
                                                                                 -----------           -----------
          Net cash used in investing activities                                      (39,749)             (147,282)
                                                                                 -----------           -----------
Cash flows from financing activities:
  Proceeds from related party notes                                                  656,343             1,314,422
  Proceeds from the issuance of debt                                                 150,000                76,690
  Proceeds from the issuance of common stock                                          90,134                    --
  Payments on capital lease obligations                                              (16,267)              (15,379)
  Repayments on notes payable                                                       (163,721)              (23,893)
                                                                                 -----------           -----------
          Net cash provided by (used in) financing activities                        716,489             1,351,840
                                                                                 -----------           -----------

Net increase (decrease) in cash and cash equivalents                                   9,000                 5,998
Cash and cash equivalents at beginning of period                                      34,855                14,577
                                                                                 -----------           -----------
Cash and cash equivalents at end of period                                       $    43,855           $    20,575
                                                                                 ===========           ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                       $   123,623           $    84,341
  Cash paid during the period for income taxes                                   $        --           $        --

Supplemental disclosure of non-cash investing and financing activities:
  Common stock issued for business acquisition                                   $        --           $   414,000
  Issuance of convertible note for purchase of intellectual property             $        --           $ 1,500,000
  Conversion of related party note into common stock                             $ 1,600,000           $        --

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


1. BUSINESS

ORGANIZATION
American Soil Technologies, Inc. (the "Company") is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. The Company recently acquired the patent to a slow release fertilizer to be used primarily in the turf segment of its business. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops. The Company also expanded to provide next-generation and sustainable fertilizers through the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World Organics, Inc. The formulas acquired from Nielsen was deemed not to be proprietary and subsequently deemed to be of little or no value. Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments.

GOING CONCERN AND MANAGEMENT'S PLAN
The Company has sustained significant losses and has a working capital deficit of $3,091,844 and an accumulated deficit of $21,685,896, as of June 30, 2008. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company is currently seeking additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. There are no assurances that such financing will be obtained by management. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company's Form 10-KSB have been omitted. The results of operations for the three month and nine month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the nine-month period ended September 30, 2007.

ESTIMATES
Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate in accordance with Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.

During the fourth quarter of fiscal 2007, the Company changed the amortization period for the AFT and Smart World intangible assets for patents and formulas from 15 years to a range of three to seven years depending on the underlying intangible asset. Management's change in these estimates resulted from refining certain formulas and reassessment of the expected future benefit expected to be derived from these products.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive as of June 30:

                                                     2008                2007
                                                  ----------          ----------

     Series A convertible preferred stock          2,763,699           2,763,699
     Stock options                                        --                  --
     Warrants                                             --                  --
     Convertible debt                             22,486,499           9,440,000
                                                  ----------          ----------

                                                  25,250,198          12,203,699
                                                  ==========          ==========

3. NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE
On October 25, 2007, the Company and holders of an aggregate of $120,000 outstanding convertible notes agreed to extend the maturity date from October 1, 2007 to October 1, 2008. The Company also agreed to reduce the conversion price of the outstanding principal balance from $0.30 to $0.10 while the market price was $0.09 per share. The Company also granted to one holder a warrant to purchase 100,000 shares of the Company's common stock. The warrants vested immediately have an exercise price of $0.10 per share and expire two years from the date of issuance. The fair value of the warrants was approximately $6,267 as determined by the Black-Scholes option pricing model using the following assumptions:

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

RELATED PARTY NOTES
On March 13, 2008, the Company executed a promissory note for all amounts due and payable at that time to Ms. Visco in the amount of $641,383, which is due on September 30, 2009; interest is payable monthly based on the prime rate. Due to the funding status of the Company, the interest is accruing, however not being paid.

On May 8, 2008, Ms. Visco loaned the Company an additional $85,000 which is due August 31, 2008. With interest payable monthly based on the prime rate. The aggregate amount due to Ms. Visco is $726,583 as of June 30, 2008.

4. COMMON STOCK

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

During the three months ended December 31, 2007, the Company issued 496,000 shares of common stock for net proceeds of $17,922.

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

During the three months ended March 31, 2008, the Company issued 350,000 shares of common stock for net proceeds of $15,489 to an investor.

During the three months ended June 30, 2008, the Company issued 3,229,400 shares of common stock for net proceeds of $56,723.

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

During the three and nine months ended June 30, 2008 and 2007, the Company recorded stock compensation expense totaling $13,116, $60,996, $0 and $0, respectively. Such amounts are included in operating expenses in the accompanying Consolidated Statements of Operations.

5. LITIGATION

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

PENDING PROPERTY ACQUISITION
On November 27, 2007, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions to acquire real property in Pescadero, California for a purchase price of $5,400,000. The property has been improved with approximately 700,000 square feet of greenhouses and the Company plans to continue to operate the property as a nursery. In connection with the agreement, the Company deposited $50,000 with the escrow agent of which a $10,000 non-refundable deposit was released to the sellers. In December 2007, per the terms of the agreement, the Company was to have deposited an additional $100,000 into the escrow account on or before December 14, 2007 if the Company's due diligence had been completed. Said due diligence has not been completed, therefore the deposit has not been made. The remaining $5,350,000 was due by December 28, 2007, the original closing date, and then extended to May 27, 2008 for additional consideration of $50,000. As of the current date, the remaining amounts payable have not been paid because the due diligence has not been completed and the parties have verbally agreed to set the closing date as soon as possible after the completion of the due diligence

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                      Nine Months Ended      Nine Months Ended
                                        June 30, 2008          June 30, 2007
                                        -------------          -------------
                                         (Unaudited)       (Unaudited)(restated)
STATEMENT OF OPERATIONS DATA:
  Revenue                               $    441,010           $    725,051
  Net Loss                              $ (1,379,379)          $ (3,431,651)
  Net Loss per Share                           (0.02)                 (0.08)

BALANCE SHEET DATA:
  Current Assets                             246,955                378,904
  Total Property & Equipment, Net            179,359                304,470
  Intellectual Property, Net               2,379,732              2,760,100
  Net Deferred Tax Asset
  Total Assets                          $  3,388,402           $  3,942,044
  Total Current Liabilities             $  3,338,799           $  3,143,953
  Accumulated Deficit                   $(21,685,896)          $(20,305,614)


NINE MONTHS ENDED JUNE 30, 2008 (UNAUDITED) COMPARED TO NINE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

REVENUES

Revenues for the nine months ended June 30, 2008 were $441,010 compared to $725,051 for the nine months ended June 30, 2007, a decrease of 39%. This decrease in revenue is a direct result of the loss of our linear polymer business caused by defective product received from our linear polymer supplier, historical lack of capital preventing proper sales support and the severe climatic conditions in our primary market for our organic agriculture products. We are in litigation with our linear polymer supplier and have commenced settlement negotiations. We continue to lose linear polymer sales that were lost this reporting period because of reluctance by our customers to purchase product from us over concerns about receiving defective product.

COST OF SALES

Cost of goods sold decreased to $262,243 for the nine months ended June 30, 2008 from $453,810 for the nine months ended June 30, 2007. The decrease in the cost of sales is the result of the decrease revenues during this period. Our gross margins were 40.5% and 37.4% for the nine months ended June 30, 2008 and June 30, 2007, respectively. The increase in our gross margins was due to increased margins in the individual products sold during the nine months ending June 30, 2008.

OPERATING EXPENSES

Operating expenses decreased 41.2% for the nine month period ended June 30, 2008. This decrease in operating expenses is a result of many factors. We had an impairment of intangible assets and goodwill for the period ending June 2007 of $1,100,000. General and administrative expenses decreased 6.2% for the period ended June 30, 2008 due to a reduction in our staff. Sales and marketing expenses decreased 50.2% because we reduced the number of trade shows we attended and reduced our print advertising, which is part of our sales and marketing plan in order to reduce costs. We had no research and development costs for the nine months ended June 30, 2008 or for the nine months ended June 30, 2008. Our amortization expense increased to $345,551 for the nine months ended June 30, 2008 from $306,756 for the nine months due to a change in the amortization period of of certain intangible assets. Other expenses net of income decreased from $680,619 for the period ended June 30, 2007 to $220,006 for the period ended June 30, 2008 due to a reduction in interest expense of $762,319.

NET LOSS

We experienced a net loss of $(1,380,280) for the nine months ended June 30, 2008 as compared to a net loss of $(3,067,561) for the nine months ended June 30, 2007. Our sales and marketing expenses decreased from $186,604 in the nine months ended June 30, 2007 to $92,865 for the nine months ended June 30, 2008. The decrease in the net loss is directly related to a decrease in other expenses of $739,384 and the elimination of a one-time charge of $1,100,000 to impairment of intangible assets and goodwill that was reported on June 30, 2007. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $725,051 for the nine months ended June 30, 2007 to $441,010 for the nine months ended June 30, 2008. This decrease in revenue is a direct result of the loss of our linear polymer business in the amount of $174,626 caused by defective product received from our linear polymer supplier, historical lack of capital preventing proper sales support and the severe climatic conditions in our primary market for our organic agriculture products.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $43,855 and $20,575 at June 30, 2008 and 2007, respectively. Net cash used by operations was $(667,740) for the period ended June 30, 2008 compared to net cash used by operations of $(1,198,560) for the comparable period ended June 30, 2007. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At June 30, 2008, the outstanding balance of the debentures was $1,914,220. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute: (b) $120,000, 8% per annum convertible debentures: (c) $169,220, 10% per annum. d) $75,000, 10% per annum convertible debenture. Interest expense for the nine months ended June 30, 2008 was $222,500 and interest expense for the nine months ended June 30, 2007 was $984,819.

We have a working capital deficit (current assets less current liabilities) of $(3,091,844) as of June 30, 2008 compared to working capital deficit of $(2,579,345) as of June 30, 2007. Our increase in current liabilities is directly related an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(21,685,896) and a working capital deficit of approximately $(3,091,844) as of June 30, 2008. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We actively are seeking additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer have designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures. The Certifying Officer decided that the controls and procedures needed to be improved. We have hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which is now on appeal. It is our position that the intellectual property we purchased from the Plaintiffs is not what it was represented to be and we are filing a claim against the Plaintiffs.

To the best knowledge of our management, there are no other legal proceedings pending against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From May 29, 2008 through June 20, 2008, the Company sold 3,229,400 shares of its common stock to seven non-United States residents for gross proceeds of $94,214. These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States. All proceeds were used for operating capital.

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

DATED: August 13, 2008         AMERICAN SOIL TECHNOLOGIES, INC.


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