Form 10-K
period 2008-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2009-01-13
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2008
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

For the fiscal year ended September 30, 2008, our revenue was $561,702

As of January 12, 2009, the number of shares of common stock outstanding was 60,965,590. As of February 11, 2008, the aggregate market value of our common stock held by non-affiliates was approximately $436,529 (based upon 21,826,469 shares at $0.02 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998; (iii) Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000; (iv) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); (v) Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004; (vi) Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005;
(vii) Form 10-KSB for the fiscal year ended September 30, 2006, filed on April 3, 2006; (viii) Form 10-QSB for the quarterly period ended March 30, 2006, filed on May 17, 2006 ; (ix) Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006; (x) Form 10-QSB for the quarterly period ended September 30, 2006, filed on November 14, 2006; and (xi) Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007; and (xii) Form 8-K disclosing a change in Registered Certifying Accounts, filed on May 15, 2007; and (xiii) Form 10-QSB for the quarterly period ended March 31, 2007 filed on May 21, 2007 and filed as amended on June 8, 2007; and (xiv) Form 10-QSB for the quarterly period ended June 30, 2007 and filed on August 20, 2007; and (xv) Form 10KT a Transition Report for the period January 1, 2007 to September 30, 2007 and filed on February 15, 2008 and amended and filed on February 25, 2008; and
(xvi) an S-8 Registration Statement filed on February 29, 2008; and (xvii) Form 10-QSB for the quarterly period ended March 31, 2008 filed on May 20, 2008; and Form 10-QSB for the quarterly period ended June 30, 2008 are incorporated in
Part III, Item 13.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

ITEM 1   DESCRIPTION OF BUSINESS ...........................................   1

ITEM 2   DESCRIPTION OF PROPERTY ...........................................   6

ITEM 3   LEGAL PROCEEDINGS .................................................   6

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   6

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........   7

ITEM 6   SELECTED FINANCIAL DATA............................................   8

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ........................................   9

ITEM 8   FINANCIAL STATEMENTS ..............................................  16

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE .........................................  16

ITEM 9A  CONTROLS AND PROCEDURES ...........................................  17

ITEM 9B  OTHER INFORMATION .................................................  17

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ................  17

ITEM 11  EXECUTIVE COMPENSATION ............................................  19

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS ..................................  24

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................  25

ITEM 14  EXHIBITS ..........................................................  26

ITEM 15  PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................  27

SIGNATURES .................................................................  28

                                     PART I

ITEM 1. BUSINESS

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

Pure Chemicals              Nutrimoist and
                            future products       Israel

Echo Trading Company        Agriblend             Country of Morocco
                            Nutrimoist

We also act as a distributor for products manufactured by others as follows:

 Manufacturer                                   Product                            Territory
 ------------                                   -------                            ---------
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

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen, BASF; Ciba Specialties; and Floerger. All other components of our products are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona and Pacoima, California. Nutrimoist(R) is blended by us through contract blenders and is a combination of different formulations, which include our polymer products. Two licensees under our patent manufacture our liquid slow release fertilizer. Custom blending of Soil Medic, as needed, is performed by us through independent blenders. Our organic products are manufactured at our Smart World plant in Hudson, Florida. The Agro Tower is manufactured for us by Make-It Manufacturing in Paso Robles, California.

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

RESEARCH AND DEVELOPMENT COSTS

We spent $4,299 on research and development during the year ended September 30, 2008 as compared to $9,801 spent on research and development during the nine months ended September 30, 2007.

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

EMPLOYEES

As of the date hereof, we have eight full-time employees. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 1A NON APPLICABLE

ITEM 1B NON APPLICABLE

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

ITEM 3. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Discovery has not been completed and settlement discussions are ongoing

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which has been denied. We have filed an answer and affirmative defenses. It is our position that the intellectual property we purchased from the Plaintiffs is not what it was represented to be.

To the best knowledge of our management, there are no other legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                               High          Low
                                               ----          ---
     2006
       First Quarter ......................    0.34          0.18
       Second Quarter .....................    0.95          0.22
       Third Quarter ......................    0.44          0.22
       Fourth Quarter .....................    0.40          0.17

     2007
       First Quarter ......................    0.35          0.19
       Second Quarter .....................    0.30          0.16
       Third Quarter ......................    0.25          0.09
       Fourth Quarter .....................    0.10          0.07

     2008
       First Quarter ......................    0.15          0.07
       Second Quarter .....................    0.12          0.05
       Third Quarter ......................    0.09          0.01
       Fourth Quarter .....................    0.09          0.01

On January 8, 2009, the closing stock price was $0.01.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of January 9, 2009, there were 289 shareholders holding certificated securities and approximately 539 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On August 18, 2008, Ms. Visco converted $41,383 of notes into 1,379,4280 shares of common stock at the current market price of $0.03 per share. We believe that Ms Visco is an "accredited investor" under Rule 501 under Regulation D of the Act and had adequate access to information about us.

On August 18,2008, Dr. Patrick Haydel converted a $30,000 of convertible debenture into 300,000 shares of common stock at the stated conversion price of $0.10 per share. Dr. Haydel also covertedaccrued interest in the amount of $1,921 into 64,045 share. We believe that Dr. Haydel is an "accredited investor" under Rule 501 Regulation D of the Act and had adequate access to information about us.

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, our selected financial information:

                                                 Fiscal Year Ended            Nine Months Ended
                                                September 30, 2008           September 30, 2007
                                                ------------------           ------------------
                                                     (Audited)                    (Audited)
STATEMENT OF OPERATIONS DATA:
  Revenue                                          $    561,704                $    764,591
  Loss From Continuing Operations                    (2,777,799)                 (3,111,230)
  Gain/(Loss) From Discontinued Operations                    0                           0
  (Net Loss)                                         (2,678,876)                 (3,111,030)
  (Continuing Operations) Loss Per Share           $      (0.05)               $      (0.07)
  (Net Loss) Per Share                             $      (0.05)               $      (0.07)

BALANCE SHEET DATA:
  Current Assets                                   $    232,687                $    378,904
  Property & Equipment, net                             151,728                     304,470
  Intangible Assets; net                              1,407,553                   2,760,100

Total Assets                                          2,374,324                   3,942,044
Total Current Liabilities                            (4,415,879)                 (3,143,953)
Accumulated Deficit                                 (22,984,490)                (20,305,614)
Stockholders' Deficit                              $ (2,068,072)              $   (482,455)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

We changed our fiscal year end from December 31 to September 30, effective for the period ended September 30, 2007. As a result, the following discussion of our financial results include the operating results for the nine month period ended September 30, 2008, as compared to the twelve month period for the period ended September 30, 2008.

YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Revenues for the fiscal year-ended September 30, 2008 were $561,704 compared to $764,591 for the nine months ended September 30, 2007, a decrease of 26.5%. This decrease in revenue is directly related to the reduced revenues of Smart World in the amount of $216,985 caused by severe weather conditions that impacted our largest region for agriculture sales and competition from a former employee.

COST OF SALES

Cost of goods sold decreased to $344,884 for the fiscal year ended September 30, 2008 from $473,147 for the fiscal year ended September 30, 2007. The decrease in the cost of sales is the result of the decrease in revenues during this period. Our gross margins were 38.6% and 38% for the years ended September 30, 2008 and September 30, 2007, respectively. The slight increase in our gross margins was caused by a decrease in the cost of raw materials

OPERATING EXPENSES

Operating expenses increased approximately 22% for the fiscal year ended September 30, 2008. This increase in operating expenses is a result of many factors.

General and administrative expenses decreased approximately 2% for the fiscal year ended September 30, 2008 due to a decreased in payroll expenses which was slightly offset by an increase in accounting and legal fees.

Sales and marketing expenses decreased approximately 38% in that we reduced the amount of trade shows we attended and reduced the amount of print advertising.

Research and development costs decreased approximately 57% because we have basically completed our research and development on our existing products.

The amortization expense was $507,157 and $693,672 for the year ended September 30, 2008 and for the period ended September 30, 2007, respectively.

Impairment of intangible assets increased from $400,000 for the period ending September 30, 2007 to $843,390 for theyear ended September 30, 2008.

INTEREST EXPENSE

Interest expense decreased 74% for the fiscal year ended September 30, 2008 from the period ended September 30, 2007. The decrease resulted from the elimination of higher average debt balances and non-cash interest expense relating to the amortization of a debt discount as reported in the prior audited period.

CHANGE IN THE FAIR VALUE OF DERIVATIVE LIABILITY

The change resulting from a decrease in our stock price from September 30, 2007 to September 30, 2008.

NET LOSS

For the reasons detailed above, we experienced losses in the year ended September 30, 2008 and the period ended September 30, 2007. We expect that as a result of our efforts during the last three years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. Revenues for the fiscal year-ended September 30, 2008 were $561,704 compared to $764,591 for the nine months ended September 30, 2007. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year ending September 30, 2009. However, given the gross margins of our new products in turf and our acquisition of Smart World, as well as our joint venture in the retail market with Green Hippo future operating results should improve.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $6,286 and $34,855 at September 30, 2008 and September 30, 2007, respectively. Net cash used by operations was $667,937 for the year ended ended September 30, 2008 as compared to $1,369,526 for the period ended September 30, 2007. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at September 30, 2008, the outstanding balance of all notes payable totaled $2,874,013. At September 30, 2008, convertible debentures consisted of one $1,500,000 of 8% debenture convertible at the closing price on the day immediately preceding the day of conversion, which is currently in default and in dispute among the parties, $50,000 of 8% per annum debentures at a rate of $0.50 per share, $60,000 of 8% debenture convertible at $0.10 per share, $30,000 of 8% per annum debentures at a rate of $0.25 per share, $75,000 of 8% per annum debentures at a rate of $0.19 per share, and $177,024 of 10% per annum convertible at a rate of $3.00 per share. If the remaining debt is converted today, we would issue an additional 1,273,745 shares.

Interest expense for the year ended ended September 30, 2008 was $71,842 and interest expense for the period ended September 30, 2007 was $164,683.

As of September 30, 2008 we had a working capital deficit (current assets less current liabilities) of $4,183,192 compared to a deficit of $2,765,049 as of September 30, 2007. The increase in the working capital deficit has been caused by an increase in our current liabilities caused by a lack of funding in debts which have been reclassified as current.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $22,984,490 and a working capital deficit of $4,183,192 as of September 30, 2008. This working capital deficit is directly related to the increase in the current portion of our liabilities. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

We will consider both the public and private sale of securities and debt instruments for expansion of our operations if such expansion would benefit our overall growth and income objectives. Should sales growth not materialize, we may look to these public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would, at a minimum, negatively impact our ability to timely meet our business objectives. Our Auditors issued a statement in their report that there is sunstantial doubt about the Company's ability to continue as a going concern.

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

We account for goodwill and acquired intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit,.

SFAS No. 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

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

We evaluated the Soil Medic intangible asset totaling $1,325,966 net, consisting of the slow release patent, undiscounted cash flows, and recently identified customers that we believe will sublicense our patent and pay us royalties of $1.50 per gallon on certain products. We estimate that sublicense fees will be generated in the middle of fiscal 2009 and continue through 2014, at which time the patent expires. The marketing plan will be further developed to include overseas opportunities as it is being expanded throughout the country.

We also evaluated the Smart World intangible assets, consisting of the formulas, trade secrets and goodwill, aggregating $696,319 net. We evaluated undiscounted cash flows for definite lived intangible assets and fair value related to goodwill. We believe that with the entrance into the retail market with a major retailer beginning in 2009, that no impairment of the Smart World intangible assets is required, as future expected cash flows should recover such assets. The retail market is designed to meet the needs of the consumer to be used in home gardens and lawns.

ACCOUNTING FOR INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 was effective for us beginning July 1, 2007. The adoption of FIN 48 on July 1, 2007 did not have a material impact to our consolidated financial statements.

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

ACCOUNTING FOR NON-EMPLOYEE STOCK-BASED COMPENSATION

We measure compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force
(EITF) Issue No. 96-18, " ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES ". The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

ACCOUNTING FOR CONVERSION FEATURES AND WARRANTS ISSUED WITH CONVERTIBLE DEBT

Our derivative financial instruments consisted of embedded derivatives related to the issuance of our $1.5 million convertible note payable to Ray Nielsen. These embedded derivatives included the conversion feature that was not considered conventional as defined in EITF 05-2, "The Meaning of Conventional Convertible Debt Instruments" in issue No. 00-19). The accounting treatment of derivative financial instruments require that we record the derivative at its fair value and record it at fair value as of each subsequent balance sheet date. Changes in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes Option Pricing Model

On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $103,833 and $35,133 and for the years ended September 30, 2008 and September 30, 2007, respectively.

On March 15, 2006, the Company acquired a patent and $300,000 of cash from Advanced Fertilizer Technologies, Inc. ("AFT") in exchange for 4,500,000 shares of Series B preferred stock with a stated value of $0.50 per share, or $2,250,000. The Company recorded an intangible asset of $1,950,000. AFT had no operations and owned the intellectual property, including patents on a slow release fertilizer used primarily in the turf segment of its business. The Company will collect royalty revenues from two existing licenses and will sell products derived from the patents directly to its customers including qualified distributors. The patent has approximately eight years left to expiration. Amortization expense of the patent rights was $252,565 and $182,813 and for the year ended September 30, 2008 and September 30, 2007, respectively. Our intangible asset were impaired because we experienced a problem in manufacturing our product and we did not have sufficient funds to properly market this asset subsequent to correcting the manufacturing problem.

We have capitalized approximately $380,199 less accumulated depreciation of $356,217 associated with the construction of a demonstration injection machine. We placed the machine in service in the fiscal year ended December 31, 2004. Management believes that although the capitalized costs exceed a value at which the unit could be sold, we will derive several years of benefits from the unit by using it in sales demonstrations and as a loaner unit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. We are currently assessing the potential effect; however, believe the adoption will not have a material impact to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)), which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company's balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS 160 to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133". SFAS 161 amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements.

In April 2008, The FASB issued FASB Staff Position FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us in the fiscal year beginning July 1, 2009. We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS will become effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT FINANCIAL RISKS

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A  CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer have designed such disclosure controls and procedures to ensure that material information is made known tohim, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures and has determined that our projections and impairment analysis need to be improved. We have hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that the changes to be implemented will enable the Company to improve its timely reporting of the rquired impairment analysis.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not Applicable

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------
Carl P. Ranno             68       Director, Chief Executive Officer, President,
                                   Chief Financial Officer

Neil C. Kitchen           60       Director, Vice President

Diana Visco               49       Secretary

Scott Baker               50       Director

Johnny Dickinson          67       Vice President - Marketing

Donette Lamson            43       Vice President - Turf and Horticulture

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

MS. DIANA VISCO, SECRETARY, Diana Visco, Secretary, has worked with us since January 1999. Prior to that, she worked for 21 years with the Americana Leadership College, Inc., traveling to all of its offices and conferences across the USA and Caribbean in addition to Australia, New Zealand, Canada and Europe. Ms Visco spent several years as a traveling administrator and as International Administrator handling all aspects of finance, administration as well as marketing and promotion in addition to being assistant to the President of that company. She is the daughter of Mr. Louie Visco, a former director who passed away on January 3, 2008

MR. SCOTT BAKER, DIRECTOR, has practiced law in Arizona for the past 19 years. He graduated from the University of Arizona with a B.S. in business in 1978 and obtained his J.D. from the University of Arizona in 1981. As a general practitioner, he has appeared before the U.S. District Tax Court and the U.S. District Court.

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

Based solely upon a review of the copies of such forms, we believe that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them, except that Louie Visco filed one late report on Form 4 disclosing his conversion of debt to equity.

ITEM 11. EXECUTIVE COMPENSATION

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

      Name and                                                                   Non-Equity
      Principal                                            Stock      Option    Incentive Plan     All Other
      Position          Year    Salary ($)    Bonus($)   Awards($)   Awards($)  Compensation($)  Compensation($)  Total($)
      --------          ----    ----------    --------   ---------   ---------  ---------------  ---------------  --------

Carl P. Ranno, CEO,     2008     $120,000        $0         $0          $0            $0               $0         $120,000
President, CFO          2007     $120,000        $0         $0          $0            $0               $0         $120,000
(Principal Executive
Officer)

Neil C. Kitchen,        2008     $79,484         $0         $0          $0            $0               $0          $79,484
Vice President          2007     $79,484         $0         $0          $0            $0               $0          $79,484

Donette Lamson, Vice    2008     $75,000         $0         $0          $0            $0               $0          $75,000
President (1)           2007     $75,000         $0         $0          $0            $0               $0          $75,000

Johnny Dickinson,       2008     $75,000         $0         $0          $0            $0               $0          $75,000
VP - Marketing          2007     $75,000         $0         $0          $0            $0               $0          $75,000

Diana Visco             2008     $52,000         $0         $0          $0            $0               $0          $52,000
Secretary               2007     $52,000         $0         $0          $0            $0               $0          $52,000

----------
1. Joined us in January 2006.

                           GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended September 30, 2008:

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2008.

                                                 Option Awards                                           Stock Awards
                 -------------------------------------------------------------------------  -----------------------------------
                                                                                                                       Equity
                                                                                                                      Incentive
                                                                                                                        Plan
                                                                                                          Equity       Awards
                                                                                                         Incentive     Market
                                                                                                           Plan          or
                                                                                                          Awards:      Payout
                                                Equity                                                  Number of     Value of
                                              Incentive                                       Market     Unearned     Unearned
                                             Plan Awards:                        Number of   Value of     Shares,      Shares,
                 Number of      Number of     Number of                          Shares of    Shares     Units or     Units of
                securities     securities     Securities                          Units of   or Units      other       other
                Underlying     Underlying     Underlying                           Stock     of Stock     rights       rights
                Unexercised    Unexercised    Unexercised   Option     Option    that have     that      that have      that
                  Options(#)    Options(#)     Unearned    Exercise  Expiration     not      have not       not       have not
Name            Exercisable   Unexercisable   Options(#)   Price($)     Date      vested(#)  vested($)    vested(#)   vested($)
----            -----------   -------------   ----------   --------     ----      ---------  ---------    ---------   ---------
Carl P. Ranno,    150,000           0              0        $0.50      6/30/12        0          0            0           0
CEO, President,
CFO (Principal
Executive
Officer)

Neil C. Kitchen,  150,000           0              0        $0.50      6/30/12        0          0            0           0
Vice President

Donette Lamson,         0            0              0         N/A          N/A        0         N/A           0           0
Vice President

EMPLOYMENT AGREEMENTS

We have an employment agreement Carl P. Ranno as our Chief Executive Officer and President. The Agreement is for a term of five years, commencing on May 23, 2008 and expiring on May 22, 2013 with automatic one-year extensions unless either the Company or Mr. Ranno provides written notice of their intention not to renew the Agreement at least 30 days prior to the expiration of the then current term. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Mr. Ranno shall receive an annual base salary of $200,000. If, at any time during the term of the Agreement, Mr. Ranno is terminated "without cause," he will be entitled to receive a cash payment equal to the aggregate compensation payable to Mr. Ranno during the remaining term of the Agreement. This Agreement has not been implemented.

On May 23, 2008 the Company entered into an Employment Agreement with Neil C. Kitchen to act as the Company's Vice President and Chief Technical Officer (the "Agreement").

The Agreement is for a term of five years, commencing on May 23, 2008 and expiring on May 22, 2013 with automatic one-year extensions unless either the Company or Mr. Kitchen provides written notice of their intention not to renew the Agreement at least 30 days prior to the expiration of the then current term. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Mr. Kitchen shall receive an annual base salary of $130,000. If, at any time during the term of the Agreement, Mr. Kitchen is terminated "without cause," he will be entitled to receive a cash payment equal to the aggregate compensation payable to Mr. Kitchen during the remaining term of the Agreement. This Agreement has not been implemented.

On May 23, 2008, and effective the same date, the Company entered into an Employment Agreement with Diana Visco to act as the Company's Secretary and Administrative Assistant to the President (the "Agreement").

The Agreement is for a term of five years, commencing on May 23, 2008 and expiring on May 22, 2013 with automatic one-year extensions unless either the Company or Ms. Visco provides written notice of their intention not to renew the Agreement at least 30 days prior to the expiration of the then current term. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Ms. Visco shall receive an annual base salary of $85,000. If, at any time during the term of the Agreement, Ms. Visco is terminated "without cause," she will be entitled to receive a cash payment equal to the aggregate compensation payable to Ms. Visco during the remaining term of the Agreement. This Agreement has not been implemented.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 60,965,590issued shares of common stock.

   Name and Address                               Amount and Nature of         Percent
 of Beneficial Owners (1)                         Beneficial Ownership       Ownership (2)
 ------------------------                         --------------------       -------------
Carl P. Ranno, CEO, President, CFO, Director            1,602,900 (3)            2.6%
Neil C. Kitchen, Vice President, Director               1,551,455 (4)            2.5%
Diana Visco, Secretary                                  2,131,678 (6)            3.4%
Scott Baker, Director                                     504,818 (5)              *
Johnny Dickinson, Vice President                          174,000 (6)              *
Donette Lamson, Vice President                             75,000                  *
All executive officers and directors as a group
(6 persons)                                             6,039,851                9.9%

The Benz Group                                          2,819,061 (7)            4.6%
FLD Corporation                                        17,907,003 (8)           29.3%
UTEK Corporation                                        6,409,345               10.5%

----------
*    Less than 1%.
1. C/o our address, 12224 Montague Street Pacoima, CA 91331, unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012.
4. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012.
5. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012.
6. Includes options to purchase 252,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012.
7. The Visco family which includes the Secretary of the Company Diana Visco owns the controlling shares of FLD.
8. The Visco family which includes the Secretary of the Company Diana Visco owns the controlling shares of Benz Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Visco Family is an owner and director of FLD Corporation, which holds a warrant exercisable for 334,000 shares of common stock expiring on October 15, 2009 and 17,907,003 shares of common stock.

The Visco Family is an owner and director of Benz Group, the holder of 2,819,061 shares of common stock.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement has been continued beyond December 31, 2008.

ITEM 14. EXHIBITS

3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (1)
3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (1)
3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000 (2)
3.4 Amendment to Articles of Incorporation of American Soil Technologies, Inc., dated August 4, 2003 (3)
3.4    Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (1)
3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (4)
3.6    Amendment to Articles of Incorporation, dated November 30, 2006
4.1    Convertible Debenture - Lump Sum Contribution (Form) (5)
4.2    Convertible Debenture - Incremental (Form) (5)
10.1 License Agreement between Ron Salestrom, American Soil Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000 (2)
10.2   Sublease Agreement with The Customized Box Company, dated April 1, 20046
10.8   Employment Contract with Donette Lamson, dated January 18, 2006 (7)
10.12  Acquisition Agreement for Smart World Organics, dated July 7, 2006 (8)
10.14 Intellectual Property Purchase Agreement with Ray Nielsen, dated December 20, 2006 (9)

----------
1. Incorporated by reference from our Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006.
4. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
5. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
6. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
7. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2006, filed on May 17, 2006.
8. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006.
9. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
10. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
11. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
12. Incorporated by reference from our Form 10-KSB for the transition period ended September 30, 2007, filed on February 15, 2008.

10.15  Security Agreement with Ray Nielsen, dated December 22, 2006 (9)
10.16 Purchase and Sale Agreement and Joint Escrow Instructions for Silver Terrace Nurseries, dated November 27, 2007 (12)
10.17  Employment Contract with Carl Ranno, dated May 23, 2008
10.18  Employment Contract with Neil Kitchen, dated May 23, 2008
10.19  Employment Contract with Diana Visco, dated May 23, 2008
21     Subsidiaries: Smart World Organics Inc. a Florida corporation
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
32     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes Oxley Act of 2002

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MCKENNON, WILSON & MORGAN, LLP ("MCKENNON")

McKennon was our independent auditor and examined our financial statements for the fiscal years ending September 30, 2008 and September 30, 2007. McKennon performed the services listed below and was paid the fees listed below for the fiscal years ended September 30, 2008.

AUDIT FEES

McKennon was paid aggregate fees of approximately $182,532 during the fiscal year ended September 30, 2008 for professional services rendered for the audits of our annual financial statements for the periods ended September 30, 2008 and 2007 and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB included these two periods.

AUDIT RELATED FEES

McKennon was not paid additional fees for either of the fiscal years ended September 30, 2008 or September 30, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

McKennon was paid aggregate fees of approximately $7,232 for the fiscal year ended September 30, 2008 and or professional services rendered for tax compliance, tax advice and tax planning during this fiscal year.

ALL OTHER FEES

McKennon was not paid any other fees for professional services during the fiscal years ended September 30, 2008 and September 30, 2007.

AUDIT COMMITTEE

We do not have an audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                            AMERICAN SOIL TECHNOLOGIES, INC.


DATED: January 12, 2009     By: /s/ Carl P. Ranno
                               -------------------------------------------------
                               Carl P. Ranno
                               Director, Chief Executive Officer, President,
                               and Chief Financial Officer
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Shareholders and Board of Directors American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Soil Technologies, Inc. and subsidiary (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended September 30, 2008, and the nine-month period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. and subsidiary as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the year ended September 30, 2008, and the nine-month period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States.

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



/s/ McKennon, Wilson & Morgan LLP
----------------------------------------
Irvine, California
January 13, 2009

                        American Soil Technologies, Inc.
                           Consolidated Balance Sheets

                                                                     September 30,          September 30,
                                                                         2008                   2007
                                                                     ------------           ------------
Assets:
  Current assets
    Cash and cash equivalents                                        $      6,286           $     34,855
    Accounts receivable, net of allowance of $38,738 and $61,128
     at September 30, 2008 and 2007, respectively                          50,954                 61,008
    Inventories                                                           139,324                250,066
    Prepaid expenses and other current assets                              36,123                 32,975
                                                                     ------------           ------------
      Total current assets                                                232,687                378,904
  Property and equipment, net                                             151,728                304,470
  Deposits and other assets                                               217,756                133,970
  Goodwill                                                                364,600                364,600
  Intangible assets                                                     1,407,553              2,760,100
                                                                     ------------           ------------
Total assets                                                         $  2,374,324           $  3,942,044
                                                                     ============           ============
Liabilities and Stockholders' Deficit:
  Current liabilities
    Accounts payable                                                 $    993,363           $    579,320
    Accrued liabilities                                                   529,104                195,148
    Notes payable                                                       1,947,862              1,788,997
    Capital lease obligations                                              16,358                 19,956
    Derivative liability                                                   11,580                471,527
    Notes payable to related parties                                      917,612                 89,005
                                                                     ------------           ------------
      Total current liabilities                                         4,415,879              3,143,953
Capital lease obligations                                                  22,788                 39,147
Notes payable                                                               3,729                206,096
Debentures payable - related parties                                           --              1,035,303
                                                                     ------------           ------------
Total liabilities                                                       4,442,396              4,424,499
                                                                     ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000
   shares authorized, 2,763,699 shares issued and outstanding
   at September 30, 2008 and 2007, respectively                         1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   60,965,590 and 52,674,574 shares issued and outstanding at
   September 30, 2008 and 2007, respectively                               60,966                 52,674
  Additional paid-in capital                                           19,473,603             18,388,636
  Accumulated deficit                                                 (22,984,490)           (20,305,614)
                                                                     ------------           ------------
      Total stockholders' deficit                                      (2,068,072)              (482,455)
                                                                     ------------           ------------
Total liabilities and stockholders' deficit                          $ (2,374,324)          $  3,942,044
                                                                     ============           ============

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Operations

                                                                       Year Ended          Nine Months Ended
                                                                      September 30,          September 30,
                                                                          2008                   2007
                                                                      ------------           ------------
Revenue                                                               $    561,704           $    764,591
Cost of goods sold (excluding amortization of intangible assets)           344,884                473,147
                                                                      ------------           ------------
Gross profit                                                               216,820                291,444
                                                                      ------------           ------------
Operating expenses:
  General and administrative                                             1,521,717              1,557,532
  Sales and marketing                                                      120,355                190,261
  Research and development                                                      --                  9,801
  Amortization of intangible assets                                        507,157                293,672
  Impairment of intangible assets                                          845,390                400,000
                                                                      ------------           ------------
Total operating expenses                                                 2,994,619              2,451,266
                                                                      ------------           ------------

Loss from operations                                                    (2,777,799)            (2,159,822)

Other (income) expense
  Interest expense                                                         347,337              1,328,291
  Interest income                                                               --                    (27)
  Change in fair value of derivative liability                            (459,947)              (371,179)
  Other                                                                     (8,907)               (17,226)
  Sale of equipment                                                         21,794                 11,549
                                                                      ------------           ------------
Loss before income taxes                                                (2,678,076)            (3,111,230)
Provision for income taxes                                                     800                    800
                                                                      ------------           ------------

Net loss                                                              $ (2,678,876)          $ (3,112,030)
                                                                      ============           ============

Net loss per share basic and diluted                                  $      (0.05)          $      (0.07)
                                                                      ============           ============

Weighted average common shares outstanding used
 in per share calculations                                              56,675,474             44,527,215
                                                                      ============           ============

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                Consolidated Statements of Stockholders' Deficit

                                                                    Series A Preferred                Common Stock
                                                                   ---------------------          ---------------------
                                                                   Shares         Amount          Shares         Amount
                                                                   ------         ------          ------         ------
Balance at December 31, 2006 (as restated)                       2,763,699      $1,381,849      34,144,648      $34,145
  Conversion of debt into common stock                                  --              --       2,380,952        2,381
  Conversion of Series B preferred stock to common stock                --              --       7,031,250        7,031
  Fair value of warrants issued with convertible debt                   --              --              --           --
  Conversion of debt and accrued interest to common stock               --              --       8,855,527        8,855
  Common stock issued for services rendered                             --              --         262,197          262
  Net loss                                                              --              --              --           --
                                                                 ---------      ----------      ----------      -------
Balance at September 30, 2007                                    2,763,699       1,381,849      52,674,574       52,674
  Conversion of debt and accrued interest into common stock             --              --       3,540,616        3,542
  Sale of common stock                                                  --              --       4,075,400        4,075
  Common stock issued with debt                                         --              --         500,000          500
  Stock compensation expense                                            --              --         175,000          175
  Fair value of warrants issued with convertible debt                   --              --              --           --
  Net loss                                                              --              --              --           --
                                                                 ---------      ----------      ----------      -------
Balance at September 30, 2008                                    2,763,699      $1,381,849      60,965,590      $60,966
                                                                 =========      ==========      ==========      =======

                                                                   Paid-in         Accumulated
                                                                   Capital           Deficit             Total
                                                                   -------           -------             -----
Balance at December 31, 2006 (as restated)                       $14,387,558      $(17,193,584)      $(1,390,032)
  Conversion of debt into common stock                               497,620                --           500,001
  Conversion of Series B preferred stock to common stock           2,242,969                --         2,250,000
  Fair value of warrants issued with convertible debt                112,195                --           112,195
  Conversion of debt and accrued interest to common stock          1,107,092                --         1,115,947
  Common stock issued for services rendered                           41,202                --            41,464
  Net loss                                                                --        (3,112,030)       (3,112,030)
                                                                 -----------      ------------       -----------
Balance at September 30, 2007                                     18,388,636       (20,305,614)         (482,455)
  Conversion of debt and accrued interest into common stock          889,763                --           893,305
  Sale of common stock                                                86,059                --            90,134
  Common stock issued with debt                                       31,079                --            31,579
  Stock compensation expense                                          72,882                --            73,057
  Fair value of warrants issued with convertible debt                  5,184                --             5,184
  Net loss                                                                --        (2,678,876)       (2,678,876)
                                                                 -----------      ------------       -----------
Balance at September 30, 2008                                    $19,473,603      $(22,984,490)      $(2,068,072)
                                                                 ===========      ============       ===========

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                Year Ended       Nine Months Ended
                                                                               September 30,       September 30,
                                                                                   2008                2007
                                                                               -----------         -----------
Cash flows from operating activities:
  Net loss                                                                     $(2,678,876)        $(3,112,030)
  Adjustments to reconcile net loss to net cash
    Provision for doubtful accounts                                                     --             (22,492)
    Loss on disposal of assets                                                      37,304              11,549
    Impairment of intangible assets                                                845,390             400,000
    Depreciation and amortization                                                  628,601             387,182
    Stock-based compensation                                                        73,057              41,464
    Change in derivative liabilities                                              (459,947)           (371,179)
    Amortization of debt discount                                                   44,401           1,074,828
  Changes in operating assets and liabilities:
    Accounts receivable                                                             10,054              33,964
    Inventory                                                                      110,742              86,270
    Prepaid expenses and other assets                                               (3,148)             37,249
    Accounts payable                                                               414,043             (47,205)
    Accrued expenses                                                               300,442             110,875
                                                                               -----------         -----------
       Net cash used in operating activities                                      (677,937)         (1,369,525)
                                                                               -----------         -----------
Cash flows from investing activities:
  Capital expenditures                                                             (17,168)             (7,665)
  Proceeds from sale of assets                                                      11,162                  --
  Deposit on real property                                                         (83,786)                 --
                                                                               -----------         -----------
       Net cash used in investing activities                                       (89,792)             (7,665)
                                                                               -----------         -----------
Cash flows from financing activities:
  Proceeds from related party notes                                                656,170           1,360,829
  Proceeds from the issuance of debt                                               150,000                  --
  Proceeds from the issuance of common stock                                        90,134                  --
  Payments on capital lease obligations                                            (19,957)            (16,020)
  Repayments on notes payable                                                     (137,187)            (13,102)
                                                                               -----------         -----------
       Net cash provided by financing activities                                   739,160           1,331,707
                                                                               -----------         -----------
Net decrease in cash and cash equivalents                                          (28,569)            (45,483)
Cash and cash equivalents at beginning of period                                    34,855              80,338
                                                                               -----------         -----------
Cash and cash equivalents at end of period                                     $     6,286         $    34,855
                                                                               ===========         ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                     $    67,992              78,977
                                                                               ===========         ===========
  Cash paid during the period for income taxes                                 $       800                 845
                                                                               ===========         ===========
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                    $   891,834         $ 1,710,694
                                                                               ===========         ===========
  Conversion of Series B preferred stock into common stock                     $        --         $ 2,250,000
                                                                               ===========         ===========

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                   Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
American Soil Technologies, Inc. (the "Company"), formerly Soil Wash Technologies, Inc., was incorporated in the state of California on September 22, 1993. On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc., a publicly traded Nevada corporation incorporated on January 9, 1997 ("New Directions"), wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999.

The Company is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. In 2006, the Company acquired the patent to a slow release fertilizer. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

The Company also expanded to provide next-generation and sustainable fertilizers thru the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen ("Nielsen") that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World. The formulas acquired from Nielsen were deemed not to be proprietary and subsequently deemed to have little or no value (see Note 3). Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, and soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments. Due to losses incurred in 2008, management terminated Smart World employees and seeks to operate through commission-based sales representatives. Additionally, the Company has several debt obligations that are past the contractual maturity date or are due and payable due to non payment of interest

GOING CONCERN AND MANAGEMENT'S PLANS
The Company has sustained significant losses and has an accumulated deficit of $(22,984,490) and negative working capital of $(4,183,192) as of September 30, 2008. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE OF FISCAL YEAR END
The Company has changed its fiscal year end from December 31 to September 30 effective for the period ended September 30, 2007. As a result, the accompanying consolidated statements of operations, shareholders' deficit and of cash flows for this period includes operating results for the nine month period ended September 30, 2007 as compared to a twelve-month period ended September 30, 2008.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories, impairment of goodwill, carrying value of the intangible assets, valuation of stock options and warrants to purchase common stock and the valuation of the derivative liability.

Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate in accordance with Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3".

During the fourth quarter of fiscal 2007, the Company changed the amortization period for the American Fertilizer Technology, Inc. ("AFT") and Smart World intangible assets for patents and formulas from 15 years to a range of three to seven years depending on the underlying intangible asset. Management's change in these estimates resulted from refining the underlying formulas and reassesment of the remaining period of future economic benefit.

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

The Company performs ongoing credit evaluations and continually monitors its collection of amounts due from its customers. The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer's current creditworthiness. The Company does not require collateral from its customers to secure amounts due from them. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient.

INVENTORIES
Inventories consist primarily of purchased polymer soil amendments. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to 15 years. Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized. Repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation applicable to assets disposed or retired are removed from the accounts, and the gain or loss on disposition is recognized in the respective period.

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

GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES
SFAS No. 141 "Business Combinations", requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS No. 142, requires that an acquired intangible asset meeting certain criteria shall be initially recognized, and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived assets should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

In accordance with SFAS No. 142 "Goodwill and Intangible Assets", the goodwill impairment test has two steps. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination.

ACCOUNTING FOR CONVERTIBLE DEBT
Convertible debt is accounted for under the guidelines established by Accounting Principles Board ("APB") Opinion No. 14 "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants" under the direction of Emerging Issues Task Force 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", ("EITF 98-5") EITF 00-27 "Application of Issue No 98-5 to Certain Convertible Instruments" ("EITF 00-27"), and EITF 05-8 "Income Tax Consequences of Issuing Convertible Debt with Beneficial Conversion Features". The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R "Share Based Payments", except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments, as defined in SFAS No. 133, "Accounting for Derivative Instruments", consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including convertible dent that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by SFAS No. 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in the Company's consolidated financial statements.

The Company estimates the fair values of its derivative financial instrument using the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results reflect the volatility in these estimate and assumption changes in each reporting period.

INTELLECTUAL PROPERTY
Intellectual property includes the exclusive licenses to the patented polymer application techniques and certain acquired intellectual property which are being amortized using the straight-line method over the respective estimated useful lives.

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expense was $17,952 and $78,475, for year ended September 30, 2008 and the nine-month period ended September 30, 2007, respectively.

REVENUE RECOGNITION
Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB No. 104. The Company recognizes revenue when products are shipped to a customer and the risks and rewards of ownership have passed based on the terms of the sale.

SHIPPING AND HANDLING COST
Shipping and handling fees charged to customers are included in net sales in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." The shipping and handling costs incurred by the Company are included in cost of sales.

INCOME TAXES
Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when recovery is doubtful.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-- an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 on July 1, 2007 did not have a material impact to the Company's consolidated financial statements.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of September 30:

                                      2008           2007
                                      ----           ----
Percent of accounts receivable         69%            81%
Number of customers                     4              6


Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                      2008           2007
                                      ----           ----
Percent of sales                       10%            15%
Number of customers                     1              2

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

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

STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.

ACCOUNTING FOR STOCK OPTIONS ISSUED TO CONSULTANTS
The Company measures compensation expense for its non-employee stock-based compensation under EITF No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the following periods:

                                                      2008               2007
                                                   ----------         ----------
Convertible debt                                   50,000,000          9,466,668
Series A convertible preferred stock                2,763,699          2,763,699
                                                   ----------         ----------
                                                   52,763,699         12,230,367
                                                   ==========         ==========

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect, if any, of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 ("SFAS No. 159")". SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company's balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS No. 160 to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133". SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for us in the fiscal year beginning September 30, 2009. We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS will become effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect the adoption of SFAS No. 162 to have a significant impact on our consolidated financial statements.

3. ACQUISITIONS

In March 2006, the Company acquired the issued and outstanding common stock of AFTI in a tax-free stock-for-stock exchange for a purchase price of $1,950,000. AFTI has patent rights to products under the name of Soil Medic. The Company also acquired the exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops. Because the exchange was specifically agreed to be a tax-free exchange, the Company recorded a deferred income tax liability in an amount equal to the effective tax totaling approximately $780,000. The acquisition was not deemed a business, and no goodwill resulted. Accordingly, the Company recorded a charge to the statement of operations for the excess of purchase price over the fair value of the assets of $1,950,000. This resulted in an income tax benefit and a deferred tax asset totaling $780,000.

Effective December 31, 2006, the Company acquired 100% of the outstanding stock of Smart World for an aggregate purchase price of $564,000. The Company also purchased intellectual property from Raymond J. Nielsen ("Nielsen IP") for $1,500,000, a stockholder of Smart World. The acquisition of the Nielsen intellectual property did not constitute a business.

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
                                              ===========         ===========        ===========

The purchase price of the Nielsen IP represented a premium over its estimated fair value resulting in the recognition of an impairment on the date of acquisition of $1,100,000. The purchase price represented a premium over the fair value of the net assets of Smart World's and the Nielsen IP resulting in the recognition of $364,600 and $0 of goodwill, respectively.

4. INVENTORIES

Inventories consist of the following at September 30:

                                       2008            2007
                                     --------        --------
Raw materials                        $ 89,822        $ 95,970
                                     --------        --------
Finished goods                         49,502         154,095
                                     --------        --------
                                     $139,324        $250,065
                                     ========        ========

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30:

                                              Estimated
                                             useful life
                                             (in years)        2008              2007
                                             ----------      ---------         ---------
Machinery                                       10           $ 599,946         $ 622,900
Vehicles                                         5              44,615            57,615
Office furnishings, fixtures and equipment       4              46,330            44,591
                                                             ---------         ---------
                                                               690,891           725,106
Less accumulated depreciation                                 (539,163)         (420,637)
                                                             ---------         ---------
                                                             $ 151,728         $ 304,469
                                                             =========         =========

Depreciation expense for the year ended September 30, 2008 and for the period ended September 30, 2007 was $121,444 and $93,509, respectively.

6. INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the components of intangible assets as of September 30:

                                             Polymer                                     Smart World
                                           application    Turf trade     Soil Medic      patents and
                                             patents        secrets        patent          formulas         Total
                                             -------        -------        ------          --------         -----
Beginning balance at December 31, 1006      $ 352,876       $ 36,386      $1,761,344      $1,303,166      $3,453,772
  Additions                                        --             --              --              --              --
  Amortization                                (41,378)        (1,898)       (182,813)        (67,583)       (293,672)
  Impairment                                       --             --              --        (400,000)       (400,000)
                                            ---------       --------      ----------      ----------      ----------
Balance at September 30, 2007                 311,498         34,488       1,578,531         835,583       2,760,100
  Additions                                        --             --              --              --              --
  Amortization                               (103,833)       (11,496)       (252,565)       (139,264)       (507,157)
  Impairment                                       --             --        (845,390)             --        (845,390)
                                            ---------       --------      ----------      ----------      ----------
Balance at September 30, 2008               $ 207,665       $ 22,992      $  480,576      $  696,319      $1,407,553
                                            =========       ========      ==========      ==========      ==========
Weighted average remaining life at:
September 30, 2008                                                                                               5.8
September 30, 2007                                                                                               4.8

The above intangible assets, excluding goodwill, have definite lives. Accordingly, they are amortized over the remaining periods to be benefited. In 2007, management revised the amortization period of the patents and formulas for Soil Medic and AFT because management was in the process of refining certain formulas for much higher sales and royalties from its products which are expected to be realized in future periods. During 2007, the amortization period was changed to three to seven years. During 2007, management determined the Nielsen IP acquired that such formulas would not generate sufficient cash flows to recover these intangible assets because the formulas were misrepresented to the Company's management to be proprietary and effective, and would have wide uses. Accordingly, management recorded an impairment of $400,000 during the year ended September 30, 2007.

As of September 30, 2008, the Company evaluated its intangible assets for potential impairment. In connection with the Soil Medic patent rights acquired in the Company's acquisition of AFTI, during fiscal 2007 and early into fiscal 2008 and the management experienced a problem with the manufacturing of the formulas. During 2008, the Company resolved the manufacturing problems and began to remarket these products. During the fourth quarter of fiscal 2008, management evaluated the carrying value of these formulas. As a result of the above problems, management reduced its projected future sales and resulting cash flows resulted in an impairment charge of $845,390 during the year ended September 30, 2008.

The amortization expense was $507,157 and $693,672 for the year ended September 30, 2008 and for the period ended September 30, 2007, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets is as follows for the years ending September 30:

2009                              $ 346,131
2010                                346,131
2011                                230,802
2012                                230,802
2013                                230,802
Thereafter                           22,885
                                  ----------
                                  $1,407,553
                                  ==========

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

                                    2008              2007
                                  --------          --------
Interest                          $291,669          $178,162
Compensation and related           236,287            13,985
Other                               28,760             3,010
                                  --------          --------
                                  $556,716          $195,147
                                  ========          ========

8. NOTES PAYABLE

Notes payable consists of the following at September 30:

                                                                  2008                  2007
                                                               -----------           -----------
Convertible  debenture  payable to FLD Corp., a related         $       --           $   250,000
party. Original balance of $250,000 bearing interest at
a rate of 8% per annum with interest payable quarterly.
The principal  was  converted  into common stock at the
original conversion price of $0.50 per share on October
29, 2008.

Convertible  debenture  payable  to FLD Corp.  Original                 --               250,000
balance of $250,000,  bearing  interest at a rate of 8%
per  annum  with  interest   payable   quarterly.   The
principal  was  converted  into  common  stock  at  the
original conversion price of $0.50 per share on October
29, 2008.

Convertible  debenture  payable  to  a  related  party.             25,000                25,000
Original  balance of $25,000 bearing interest at 8% per
annum with interest payable quarterly. The principal is
convertible  into common stock at a conversion price of
$0.50 per share.

Convertible   debenture  payable  to  a  related  party             25,000                25,000
bearing  interest at 8% per annum with interest payable
quarterly.  The  principal is  convertible  into common
stock at a  conversion  price of $0.50 per  share.  The
principal was due February 1, 2008.

Convertible  debenture payable to related party bearing                 --                20,000
interest  at a  rate  of 8%  per  annum  with  interest
payable  quarterly.  The principal  was converted  into
common stock at the original  conversion price of $0.50
per share on March 7, 2008.

Note payable to a related  party,  original  balance of             85,000                    --
$85,000 bearing interest at prime rate payable monthly.
Note is unsecured due August 31, 2009.

Note payable to a Diana Visco  bearing  interest at the            600,000                75,800
prime  rate of 5% and 7.25% at September 30, 2008 and 2007,
respectively and  is  payable  monthly.   The  note  is
unsecured and is due in September 2009.

Note payable to Carl Ranno. The note is due upon demand              5,587                    --
and is unsecured.

Convertible  debenture  payable  to  a  related  party.            177,024               178,508
Original balance of $250,000 bearing interest at a rate
of  10%  per  annum.  Monthly  principal  and  interest
payments of $3,000 are due through  2014.   The note is
in  default for  non-payment.  Principal is convertible
into common  stock at a  conversion  price of $3.00 per
share. The note is unsecured.

Convertible  debenture  payable  to FLD  Corp.  bearing                 --               200,000
interest  at a rate  of 8%  per  annum.  The  principal
balance was converted into common stock at the original
conversion  price of $0.50  per  share on  October  29,
2008.

Convertible  debenture to payable to FLD Corp.  bearing                 --               100,000
interest  at a rate  of 8%  per  annum.  The  principal
balance was converted into common stock at the original
conversion  price of $0.50  per  share on  October  29,
2008.

Convertible  debenture  payable to Ray Nielsen  bearing          1,500,000             1,500,000
interest  at a  rate  of 8%  per  annum  with  interest
payable quarterly. The principal balance is convertible
at the  proceeding  day's  rate for one share of common
stock. The note is secured by the intellectual property
acquired from the note holder. The principal was due on
January 19, 2008.

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest payable  quarterly.  The principal  balance is
convertible  into  common  stock at a rate of $0.25 per
share.  The note is unsecured.  The principal is due on
October 1, 2008.

Convertible  debenture  payable to an  unrelated  party                 --                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest payable  quarterly.  The principal balance was
converted into common stock at the original  conversion
price of $0.30 per share on October 29, 2008.

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest   payable   quarterly.    The   principal   is
convertible  into  common  stock at a rate of $0.10 per
share.  The note is unsecured  and is due on October 1,
2008.

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest   payable   quarterly.    The   principal   is
convertible  into  common  stock at a rate of $0.10 per
share. Note is unsecured and is due October 1, 2008.

Note payable to finance  company,  original  balance of             12,320                19,220
$48,542  bearing  interest at a rate of 2.9% per annum.
Monthly principal and interest payments of $736 are due
through  2009.  The note is  collateralized  by vehicle
financed.

Note payable to finance  company,  original  balance of             19,817                36,433
$75,000 bearing  interest at a rate of 17.7% per annum.
Monthly  principal and interest  payments of $1,814 are
due through  2009.  The loan is  collateralized  by the
polymer injection machine being financed.

Note payable to finance  company,  original  balance of                 --                 8,271
$28,985 bearing  interest at a rate of 6.99% per annum.
The loan was repaid in full in January 2008.

Notes  payable to  various  individuals  with  interest            259,266               260,764
rates  ranging from 6% to 20%. The notes are  currently
in default.

Convertible  debenture  to an unrelated  party  bearing             75,000                75,000
interest  at a rate  of 10%  per  annum  with  interest
payable  quarterly.  The principal is convertible  into
common stock at a conversion  price of $0.19 per share.
Note is unsecured and due on July 18, 2009.
                                                               -----------           -----------
   Less: debt discounts                                          2,874,014             3,143,996
                                                                    (4,811)              (24,595)
                                                               -----------           -----------
                                                                 2,869,203             3,119,401

   Current portion                                              (2,865,474)           (1,878,001)
                                                               -----------           -----------
   Long-term portion                                           $     3,729           $ 1,241,400
                                                               ===========           ===========

Maturities of notes payable consist of the following at September 30:

2009                                                           $2,865,747
2010                                                                8,540
Thereafter                                                             --
                                                               ----------
Total                                                          $2,874,014
                                                               ==========

CONVERTIBLE NOTES PAYABLE
On October 25, 2007, the Company and holders of an aggregate of $120,000 outstanding convertible notes agreed to extend the maturity of the outstanding principal balance from $0.30 to $0.10 while the market price was $0.09 per share. The Company also granted to one holder, a warrant to purchase 100,000 shares of the Company's common stock. The warrants vested immediately have an exercise price of $0.10 per share and expire two years from the date of issuance. The fair value of the warrants was approximately $6,267 as determined by the Black-Scholes option pricing model using the following assumptions:

Estimated fair value of underlying common stock      $0.09
Exercise price                                       $0.10
Expected life (in years)                                 2
Risk-free interest rate                               3.69%
Expected volatility                                  146.9%
Dividend yield                                           0%

Since the notes had matured, the Company determined the extensions represent the issuance of new notes. No modification or extinguishment accounting was required. The proceeds were allocated between the convertible notes and the warrant based on their relative fair values and resulted in $24,816 being allocated to the convertible notes payable and $5,184 to the warrants. The resulting discount related to the warrants is being amortized over the life of the convertible notes.

NOTES PAYABLE
On December 7, 2007, the Company issued a $150,000 face value non-convertible note due January 15, 2008 together with 500,000 shares of common stock. The proceeds from the issuance of the note and underlying common stock were allocated based on their relative fair value on the date of issuance. The note was assumed and repaid by Ms. Visco in January 2008.

8% CONVERTIBLE DEBENTURE
On December 20, 2006, the Company purchased exclusive soil additive formulas, proprietary software, trademarks and patents. The Company funded the acquisition through the issuance of $1,500,000 of 8% Convertible Debenture ("Convertible Note") to Raymond Nielsen ("Holder"). The Debenture is convertible into common stock at the option of the Holder. The conversion price is equal to the closing price of the Company's common stock for the day immediately preceding the date of the conversion.

The Convertible Note contains an embedded conversion feature ("ECF") as prescribed in paragraph 12 of SFAS No. 133. The Company also assessed whether bifurcation of the ECF from the debt host met certain criteria. The ECF met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the ECF meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Convertible Note was considered "conventional." EITF 00-19 and EITF 05-2, "The Meaning of Conventional
Convertible Debt Instruments in issue No. 00-19," defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. As a result of the ECF not being convertible into a fixed number of shares of stock and that the Company not ultimately knowing the number of common shares that could be issued upon exercise (no floor on the ECF) management determined the Convertible Note was not "conventional". As of September 30, 2008, based on the current number of outstanding common shares, together with the number of shares of common stock the Convertible Note may be converted into, the Company does not have enough authorized shares available for issuance to permit for this potential conversion.

This caused the ECF to be classified as derivative financial instruments under SFAS No. 133. The accounting treatment requires the Company to record the ECF as a derivative liability on the balance sheet at its fair values as of each reporting date. Any change in the Company's stock price results in a change in the fair value of the derivative liability is recorded as non-operating, non-cash income or expense at each reporting date in the accompanying consolidated statement of operations. The derivative was valued using the Black-Scholes option pricing model and has been classified in the consolidated balance sheet as a short-term liability as the underlying note is past due and in default for non-payment.

The fair value of the ECF was determined using the Black-Scholes option pricing model with the following assumptions at September 30:

                                              2008           2007
                                             -------        -------
Fair value of underlying common stock        $  0.03        $  0.23
Expected life (in years)                           0           1.08
Risk-free interest rate                         1.02%          4.96%
Expected volatility                           193.50%        156.70%
Dividend yield                                     0%             0%

9. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended September 30:

                                              2008           2007
                                             -------        -------
Federal                                      $   --         $   --
State                                          (800)          (800)
                                             ------         ------
Provision for income taxes                   $ (800)        $ (800)
                                             ======         ======

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The differences between the federal statutory tax rate of 34% and the effective tax rates are primarily due to state income tax provisions, net operating loss ("NOL") carry forwards, deferred tax valuation allowance and permanent differences as follows for the years ended September 30:

                                                                 2008            2007
                                                                -------         -------
Statutory rate                                                   (34.0)%         (34.0)%
Increase (decrease) in taxes resulting from the following:
   State income taxes, net of federal benefit                      2.9%             2.9%
   Amortization of debt discount                                   0.6%            10.3%
   Derivative liability                                           (5.8)%            0.0%
   Change in valuation allowance                                  36.3%            20.8%
                                                                ------           ------
                                                                    --%              --%
                                                                ======           ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30:

                                                 2008                  2007
                                              -----------           -----------
Deferred tax assets (liabilities):
Current:
   Reserves and accruals                      $   229,282           $   173,587
Non-current:
   Intangible assets                              237,935              (382,921)
   Net operating losses                         5,868,713             6,029,141
   Other                                           49,764                28,663
   Valuation allowance                         (6,385,694)           (5,918,519)
                                              -----------           -----------
                                              $        --           $        --
                                              ===========           ===========

At September 30, 2008 and 2007, the valuation allowance was increased by a total of $467,175 and $889,000 respectively. At September 30, 2008, the Company had federal net operating loss carryforwards of approximately $17,811,203 that expire from 2009 through 2026 and state net operating carryforwards of $5 million expiring from 2009 through 2012. These net operating losses may be suspended or limited due to changes in State and Federal legislation, as well as a possible change in ownership as defined under Section 382 of the IRC.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company leases real property located in Pacoima, California from an entity owned by Ms. Visco. The lease expired in December 2008. The Company currently occupies this facility on a month-to-month basis. Rent expense under this lease for the year ended September 30, 2008 and the period ended September 30, 2007 was $7,061 and $5,124, respectively.

In connection with the acquisition Smart World, the Company assumed leases for a warehouse and office space which expired on April 30, 2008 and November 30, 2007, respectively. The Company is currently renting this facility on a month-to-month basis for $2,914 per month.

CAPITAL LEASES
The Company leases certain equipment under capital leases. Minimum annual required lease payments under the lease agreements are as follows as of September 30:

2009                                                   $ 21,600
2010                                                     21,600
2011                                                      3,600
2012                                                         --
2012                                                         --
Thereafter                                                   --
                                                       --------
Total minimum lease payments                             46,800

Less amount representing interest                        (7,654)
                                                       --------
Present value of future minimum lease payments         $ 39,146
                                                       ========

Equipment under capital leases included in machinery and equipment at September 30, 2008 are as follows:

Machinery and equipment                                $ 75,000
Less - accumulated depreciation                         (41,250)
                                                       --------
                                                       $ 33,750
                                                       ========

PENDING PROPERTY ACQUISITION
On November 27, 2007, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions to acquire real property in Pescadero, California for a purchase price of $5,400,000. The property has been improved with approximately 700,000 square feet of greenhouses and the Company plans to continue to operate the property as a nursery. In connection with the agreement, the Company deposited $50,000 with the escrow agent of which a $10,000 non-refundable deposit was released to the sellers. In December 2007, per the terms of the agreement, the Company was to have deposited an additional $100,000 into the escrow account on or before December 14, 2007 if the Company's due diligence had been completed. Said due diligence has not been completed, therefore the deposit has not been made. The remaining $5,350,000 was due by December 28, 2007, the original closing date, and then extended to May 27, 2008 for additional consideration of $50,000. As of the current date, the remaining amounts have not been paid and the parties have verbally agreed to set the closing date as soon as possible after the completion of the due diligence

LITIGATION
On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that the Company breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Discovery has not been completed and settlement discussions are ongoing

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which has been denied. We have filed an answer and affirmative defenses. It is our position that the intellectual property we purchased from the Plaintiffs is not what it was represented to be.

11. PREFERRED STOCK

The Company has 10,000,000 preferred stock authorized of which 2,763,699 shares of $0.50 stated value Series A convertible preferred stock ("Series A Preferred") are issued and outstanding as of September 30, 2008. The Series A Preferred have the following characteristics:

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

LIQUIDATION PREFERENCE
Each holder is entitled to be paid the stated value of their holdings out of the assets of the Company, prior and in preference to any payment or distribution out of the assets of the Company to the holders common stock or any other class or series of capital stock.

12. COMMON STOCK

STOCK OPTIONS
In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized for grant. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value or in the case of a grant of an incentive stock option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option is granted. The 2002 Plan terminates in November 2012. The options are fully-vested when granted and are exercisable for a period of ten years from the date of grant and are subject to cancellation upon termination of employment. The Company has granted options to purchase 1,010,000 shares and 300,000 shares with exercise prices of $0.50 and $0.25, respectively. The market price at the date of grant was $0.12. At September 30, 2008, 690,000 stock options are available for grant.

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

Upon stock option exercise, the Company issues new shares of common stock.

The following table summarizes stock option activity under the above stock option plans:

                                                                              Weighted-Average
                                                                                 Remaining
                                          Number of     Weighted-Average      Contractual Term
                                           Shares       Exercise Price           (in years)
                                           ------       --------------           ----------
Outstanding at September 30, 2006           680,000          $0.50                   6.1
  Granted                                        --
  Exercised                                      --
  Cancelled                                      --
                                        -----------
Outstanding at September 30, 2007           680,000           0.50                   5.1
  Granted                                 3,330,840           0.11
  Exercised                                      --
  Cancelled                              (1,579,000)          0.17
                                        -----------
Outstanding at September 30, 2008         2,431,840          $0.18                   3.9
                                        ===========

The fair value of stock options awarded during the year ended September 30, 2008 and the period ended September 30, 2007 were estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price was based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

                                                    2008            2007
                                                    ----            ----
Weighed-average fair value of options granted       $0.11            n/a
Weighted-average assumptions:
  Expected volatility                                 145%           n/a
  Dividend yield                                        0%           n/a
  Expected option life                                5.0            n/a
  Risk-free interest rate                               4%           n/a

                                     Outstanding                                        Exerciseable
                    ----------------------------------------------     -------------------------------------------
                                    Weighted      Weighted Average                   Weighted     Weighted Average
                                    Average          Remaining                       Average         Remaining
                    Number of       Exercise      Contractual Life     Number of     Exercise     Contractual Life
Exercise Prices       shares         Price           (in years)          shares       Price          (in years)
---------------       ------         -----           ----------          ------       -----          ----------
    $0.50             470,000        $0.50               4.1             470,000      $0.50             4.1
    $0.11           1,861,840        $0.11               4.0                  --        n/a

WARRANTS TO PURCHASE COMMON STOCK
The following tables summarize the issuances of warrants to purchase shares of the Company's common stock:

                                                     Number of
                                                      Shares
                                                      -------
Outstanding at September 30, 2006                     100,000
  Granted                                             734,000
  Exercised                                                --
  Cancelled                                                --
                                                      -------
Outstanding at September 30, 2007                     834,000
  Granted                                              50,000
  Exercised                                                --
  Cancelled                                                --
                                                      -------
Outstanding at September 30, 2008                     884,000
                                                      =======


                                               As of September 30, 2008
                    -------------------------------------------------------------------------
                                     Outstanding                            Exerciseable
                    ----------------------------------------------     ----------------------
                                    Weighted      Weighted Average                   Weighted
                                    Average          Remaining                       Average
   Range of          Number of      Exercise      Contractual Life     Number of     Exercise
Exercise Prices       shares        Price           (in years)          shares       Price
---------------       ------         -----           ----------          ------       -----
 $0.07 - $0.30       884,000         $0.29              1.1             884,000       $0.29

13. RELATED PARTY TRANSACTIONS

YEAR ENDED SEPTEMBER 30, 2008
On August 18, 2008, Ms. Visco converted $41,383 of outstanding notes payable into 1,379,428 shares of common stock based on the closing stock price on the date of conversion.

On May 8, 2008, Ms. Visco loaned the Company an additional $85,000 which is due August 31, 2008. Interest is payable monthly based on the prime rate.

In August 2008, the Company executed a promissory note for all amounts due and payable at that time to Ms. Visco in the amount of $600,000, which is due on September 30, 2009; interest is payable monthly based on the prime rate. Due to the funding status of the Company, the interest is accruing, however is not being paid.

On March 9, 2008, Ms. Visco converted $20,000 of convertible notes into 40,000 shares of common stock at the original stated conversion price of $0.50 per share.

On October 29, 2007, FLD Corporation, an entity partially controlled by Ms. Visco converted $800,000 of notes payable into 1,757,143 shares of common stock at the original stated conversion prices ranging from $0.28 to $0.50 per share.

Rent expense incurred in connection with an entity partially controlled by Ms. Visco was $7,061 for the year ended September 30, 2008.

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controlled was $30,344 for the year ended September 30, 2008.

PERIOD ENDED SEPTEMBER 30, 2007

DIRECTORS AND OFFICERS
Diana Visco, the Company's Corporate Secretary, has a $600,000 note payable bearing interest at the "prime" rate, due September 20, 2009. In March 2008, Ms. Visco converted $61,383 of principle debentures into common stock at the original conversion prices. Interest incurred on this debenture and notes was $3,087 and $9,277 during the periods ended September 30, 2007 and December 31, 2006, respectively.

The holders of the two $25,000 convertible debentures and the $178,508 convertible debenture are personally related to Louie Visco. Interest incurred on these debentures during the nine months ended September 30, 2007 and the year ended December 31, 2006 were $16,890 and $24,032, respectively.

Louie Visco, a former director of the Company and the director of FLD Corporation is the holder of two $250,000, one $200,000 debentures convertible at $0.50 per share with interest at 8%, maturing in the first calendar quarter of 2009. In addition, there is one $100,000 debenture convertible at $0.50 per share with interest at 8% that matures in the third quarter of 2009 and a

$460,012 note payable at 8.25% which matures December 2009. During the six months ended June 30 2007, notes payable and accrued interest and payables due to this entity totaling $652,738 were converted at a rate of $0.176 per share for a total of 2,380,952 shares of common stock. On June 1, 2007, $628,012 of outstanding notes together with $23,473 of accrued interest into 3,708,740 shares of common stock. On September 28, 2007, an additional $423,000 note payable and $40,211 of interest due to this entity totaling $463,211 were converted at a rate of $0.09 per share for a total of 5,146,787 shares of common stock. Interest incurred on these debentures and notes during the nine months ended September 30, 2007 was $70,603 and $100,567.

Rent expense incurred in connection with an entity partially controlled by Ms. Visco was $5,124.

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controller was $73,690.

14. SUBSEQUENT EVENTS

As described in Note 8, certain notes payable became due subsequent to September 30, 2008. Such amounts have not been repaid and became in default due to nonpayment subsequent to September 30, 2008.