Form 10-Q
period 2008-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2009-02-23
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2008

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

As of February 19, 2009, the number of shares of common stock issued and outstanding was 60,965,590.

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

         Consolidated Balance Sheets -December 31, 2008 and
         September 30, 2008

         Consolidated Statements of Operations -
         For the three months ended December 31, 2008 and 2007

         Consolidated Statements of Cash Flows -
         For the three months ended December 31, 2008 and 2007

         Consolidated Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         14

Item 4.  Controls and Procedures                                            14

Item 4T. Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 1A. Risk Factors                                                       15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  16

Item 6.  Exhibits                                                           16

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,          September 30,
                                                                                   2008                   2008
                                                                               ------------           ------------
                                                                                (unaudited)
Assets:

Current assets
  Cash and cash equivalents                                                    $      4,375           $      6,286
  Accounts receivable, net of allowance of $38,538 and $38,738 at
    December 31, 2008 and September 30, 2008, respectively                            2,416                 50,954
  Inventories                                                                       129,126                139,324
  Prepaid expenses and other current assets                                          34,929                 36,123
                                                                               ------------           ------------
      Total current assets                                                          170,846                232,687
Property and equipment, net                                                         121,818                151,728
Deposits and other assets                                                           217,756                217,756
Goodwill                                                                            364,600                364,600
Intangible assets                                                                 1,321,020              1,407,553
                                                                               ------------           ------------
      Total assets                                                             $  2,196,040           $  2,374,324
                                                                               ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                             $  1,058,908           $    993,363
  Accrued liabilities                                                               625,304                529,104
  Notes payable                                                                   1,944,101              1,947,862
  Capital lease obligations                                                          17,040                 16,358
  Derivative liability                                                               12,974                 11,580
  Notes payable to related parties                                                  912,024                917,612
                                                                               ------------           ------------
      Total current liabilities                                                   4,570,351              4,415,879

Capital lease obligations                                                            18,264                 22,788
Notes payable                                                                         2,273                  3,729
                                                                               ------------           ------------
      Total liabilities                                                           4,590,888              4,442,396
                                                                               ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at December 31, 2008
   and September 30, 2008, respectively                                           1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   60,965,590 shares issued and outstanding at December 31, 2008
   and September 30, 2008, respectively                                              60,966                 60,966
  Additional paid-in capital                                                     19,484,348             19,473,603
  Accumulated deficit                                                           (23,322,011)           (22,984,490)
                                                                               ------------           ------------
      Total stockholders' deficit                                                (2,394,848)            (2,068,072)
                                                                               ------------           ------------
      Total liabilities and stockholders' deficit                              $  2,196,040           $  2,374,324
                                                                               ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended December 31,
                                                         -----------------------------------
                                                             2008                   2007
                                                         ------------           ------------
Revenue                                                  $     65,565           $     82,179
Cost of goods sold (excluding amortization
 of intangible assets)                                         28,144                 59,422
                                                         ------------           ------------
      Gross profit                                             37,421                 22,757
                                                         ------------           ------------
Operating expenses:
  General and administrative                                  233,913                437,512
  Sales and marketing                                          20,768                 28,082
  Amortization of intangible assets                            86,533                126,789

                                                         ------------           ------------
      Total operating expenses                                341,214                592,383
                                                         ------------           ------------

Loss from operations                                         (303,793)              (569,626)

Other (income) expense:
  Interest expense                                             31,765                 96,792
  Interest income                                                  --                 (3,156)
  Change in fair value of derivative liability                  1,394               (265,986)
  Other                                                            --                   (560)
  Sale of equipment                                               572                 17,027

                                                         ------------           ------------
Loss before income taxes                                     (337,524)              (413,743)
Provision for income taxes                                         --                     --
                                                         ------------           ------------

Net loss                                                 $   (337,524)          $   (413,743)
                                                         ============           ============

Net loss per share basic and diluted                     $      (0.01)          $      (0.01)
                                                         ============           ============

Weighted average common shares outstanding used
 in basic and diluted per share calculations               60,965,590             54,049,065
                                                         ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended December 31,
                                                                               -------------------------------
                                                                                 2008                  2007
                                                                               ---------             ---------
Cash flows from operating activities:
  Net loss                                                                     $(337,524)            $(413,743)
  Adjustments to reconcile net loss to net cash
    Disposal of assets                                                               572                17,027
    Depreciation and amortization                                                115,871               157,983
    Stock-based compensation                                                      10,745                22,708
    Change in derivative liability                                                 1,394              (265,986)
    Amortization of debt discount                                                  1,539                31,468
  Changes in operating assets and liabilities:
    Accounts receivable                                                           48,538                33,779
    Inventory                                                                     10,198                15,319
    Prepaid expenses and other assets                                              1,194                20,013
    Accounts payable                                                              65,548                39,555
    Accrued expenses                                                              96,200                23,088
                                                                               ---------             ---------
        Net cash provided by (used in) operating activities                       14,275              (318,789)
                                                                               ---------             ---------
Cash flows from investing activities:
  Deposit on real property                                                            --               (50,000)
                                                                               ---------             ---------
        Net cash used in investing activities                                         --               (50,000)
                                                                               ---------             ---------
Cash flows from financing activities:
  Proceeds from related party notes                                                   --               179,982
  Proceeds from the issuance of debt                                                  --               150,000
  Proceeds from the issuance of common stock                                          --                17,922
  Repayments on notes payable                                                     (6,757)               (8,178)
  Repayments on related party notes payable                                       (5,587)                   --
  Payments on capital lease obligations                                           (3,842)               (5,792)

                                                                               ---------             ---------
        Net cash provided by (used in) financing activities                      (16,186)              333,934
                                                                               ---------             ---------

Net decrease in cash and cash equivalents                                         (1,911)              (34,855)
Cash and cash equivalents at beginning of period                                   6,286                34,855
                                                                               ---------             ---------
Cash and cash equivalents at end of period                                     $   4,375             $      --
                                                                               =========             =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                   $   6,074                56,485
                                                                               =========             =========
    Cash paid during the period for income taxes                               $      --             $      --
                                                                               =========             =========
Supplemental disclosure of non-cash investing and financing activities:
     Conversion of related party note into common stock                        $      --             $ 800,000
                                                                               =========             =========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


1. BUSINESS

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

The Company also expanded to provide next-generation and sustainable fertilizers thru the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen ("Nielsen") that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World. The formulas acquired from Nielsen were deemed not to be proprietary and subsequently deemed to have little or no value. Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, and soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments. Due to losses incurred in 2008, management terminated Smart World employees and seeks to operate through commission-based sales representatives. Additionally, the Company has several debt obligations that are past the contractual maturity date or are due and payable.

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $23,322,011 and negative working capital of $4,399,505 as of December 31, 2008. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company is seeking additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability and to repay its indebtedness. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company's Form 10-K have been omitted. The results of operations for the three month periods ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2008.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories, valuation of the intangible assets, valuation of stock options and warrants to purchase common stock and the valuation of the derivative liability.

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

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

                                           2008            2007
                                           ----            ----

     Percent of accounts receivable         85%             54%
     Number of customers                     3               3


Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                           2008            2007
                                           ----            ----

     Percent of sales                       80%             N/A
     Number of customers                     3              N/A

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position 142-3, DETERMINATION OF THE USEFUL LIVES OF INTANGIBLE ASSETS ("FSP 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, "Goodwill and Other Intangible Assets". The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations, financial position and cash flows.

NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic net loss per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted net loss per share amounts are identical as the effect of potential common shares is antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three months ended December 31:

                                                 2008                 2007
                                              -----------          -----------
     Series A convertible preferred stock       2,763,699            2,763,699
     Convertible debt                         150,000,000           21,428,571
                                              -----------          -----------
                                              152,763,699           24,192,270
                                              ===========          ===========

The based on the conversion price of the convertible debt, the Company does not have the requisite number of authorized shares available in the event the holder elected convert the note into shares of common stock.

4. INVENTORIES

Inventories consist of the following at:

                                        December 31, 2008     September 30, 2008
                                        -----------------     ------------------

     Raw materials                           $ 64,310              $ 89,822
     Finished goods                            64,816                49,502
                                             --------              --------
                                             $129,126              $139,324
                                             ========              ========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                        December 31, 2008     September 30, 2008
                                        -----------------     ------------------

     Interest                                $315,819              $291,669
     Compensation and related                 309,485               236,287
     Other                                         --                28,760
                                             --------              --------
                                             $625,304              $556,716
                                             ========              ========

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which has been denied on appeal. We have filed an answer with affirmative defenses alleging the Plaintiffs wrongdoing. It is our position that the intellectual property we purchased from the Plaintiffs is not as represented by the Plaintiffs.

7. SUBSEQUENT EVENTS

On January 13, 2009, Diana Visco loaned the Company $55,000 to fund certain operating expenses of the Company. On February 10, 2009 Carl Ranno loaned the Company $7,996. The loan amounts are due upon demand.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                      Three Months Ended     Three Months Ended
                                      December 31, 2008      December 31, 2007
                                      -----------------      -----------------
                                         (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                 $     65,565           $     82,179
Net Loss                                    (337,524)              (413,743)
Net Loss per Share                      $      (0.01)          $      (0.01)

                                      December 31, 2008      September 30, 2008
                                      -----------------      ------------------
                                         (Unaudited)             (Audited)
BALANCE SHEET DATA:
Current Assets                          $    170,846           $    232,687
Total Property & Equipment, Net              121,818                151,728
Intellectual Property, Net                 1,321,020              1,407,553
Total Assets                               2,196,040              2,374,324
Total Current Liabilities                  4,570,351              4,415,879
Accumulated Deficit                     $(23,322,011)          $(22,984,490)

THREE MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

REVENUES

Revenues for the three months ended December 31, 2008 were $65,565 compared to $82,179 for the three months ended December 31, 2007, a decrease of 20.1%. This decrease in revenue is a direct result of the loss of our linear polymer business caused by defective product received from our linear polymer supplier, historical lack of capital preventing proper sales support and the severe climatic conditions in our primary market for our organic agriculture products. We are in litigation with our linear polymer supplier and have commenced settlement negotiations. We continue to lose linear polymer sales that were lost this reporting period because of reluctance by our customers to purchase product from us over concerns about receiving defective product.

COST OF SALES

Cost of goods sold decreased to $26,144 for the three months ended December 31, 2008 from $59,422 for the three months ended December 31, 2007. The decrease in the cost of sales is the result of the decrease revenues during this period. Our gross margins were 57% and 27.7% for the three months ended December 31, 2008 and December 31, 2007, respectively. The increase in our gross margins was due to increased margins in the individual products sold during the three months ending December 31, 2008 related to raw material and overhead cost reductions.

OPERATING EXPENSES

Operating expenses decreased 42.4% for the three month period ended December 31, 2008. This decrease in operating expenses is a result of many factors. General and administrative expenses decreased 46.5% for the period ended December 31, 2008 due to a reduction in our staff. We had no research and development costs for the three months ended December 31, 2008 and December 31, 2007. Our amortization expense decreased to $86,533 for the three months ended December 31, 2008 from $126,789 for the three months ended December 31, 2007 due to a change in the amortization period of of certain intangible assets.

NET LOSS

We experienced a net loss from operations of $(337,524) for the three months ended December 31, 2008 as compared to a net loss of $(413,743) for the three months ended December 31, 2007. Our sales and marketing expenses decreased from $28,082 in the three months ended December 31, 2007 to $20,768 for the three months ended December 31, 2008. The decrease in the net loss is directly related to a reduction in staff. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $82,179 for the three months ended December 31, 2007 to $65,565 for the three months ended December 31, 2008. This decrease in revenue is a direct result of the continuing loss of our linear polymer business caused by defective product received from our linear polymer supplier, historical lack of capital preventing proper sales support and the severe climatic conditions in our primary market for our organic agriculture products.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4,375 at December 31, 2008. Net cash provided by operations was $14,275 for the period ended December 31, 2008 compared to net cash used by operations of $(318,789) for the comparable period ended December 31, 2007. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short-term operating cash requirements.

At December 31, 2008, the outstanding balance of the debentures was $1,892,024. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute: (b) $140,000, 8% per annum convertible debentures: (c) $177,024, 10% per annum. d) $75,000, 10% per annum convertible debenture. Interest expense for the three months ended December 31, 2008 was $31,765 and interest expense for the three months ended December 31, 2007 was $96,792.

We have a working capital deficit (current assets less current liabilities) of $(4,399,505) as of December 31, 2008 compared to working capital deficit of $(4,183,192) as of December 31, 2007. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(23,322,011) and a working capital deficit as of December 31, 2008. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management , including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. For the year ended September 30, 2008, the Chief Executive Officer had evaluated the effectiveness of our disclosure controls and procedures and had determined that our projections and impairment analysis need to be improved. In response to this deficiency, we hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that the changes implemented enabled the Company to improve its timely reporting of the required impairment analysis and related disclosures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

There has been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which has been denied on appeal. We have filed an answer with affirmative defenses alleging the Plaintiffs wrongdoing. It is our position that the intellectual property we purchased from the Plaintiffs is not as represented by the Plaintiffs. We are filing further claims against the Plaintiffs.

To the best knowledge of our management, there are no other legal proceedings pending against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

DATED: February 23, 2009                AMERICAN SOIL TECHNOLOGIES, INC.


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