Form 10-Q
period 2009-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2009-06-22
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

As of June 22, 2009, the number of shares of common stock issued and outstanding was 60,965,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                       3

         Unaudited Consolidated Balance Sheets - March 31, 2009
         and September 30, 2008                                              3

         Unaudited Consolidated Statements of Operations -
         For the three and six months ended March 31, 2009 and 2008          4

         Unaudited Consolidated Statements of Cash Flow -
         For the three and six months ended March 31, 2009 and 2008          5

         Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                              13

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         16

Item 4.  Controls and Procedures                                            16

Item 4T. Controls and Procedures                                            17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 1A. Risk Factors                                                       18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.  Defaults Upon Senior Securities                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19

Item 6.  Exhibits                                                           19

SIGNATURES                                                                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31,            September 30,
                                                                                2009                   2008
                                                                            ------------           ------------
                                                                             (unaudited)
Assets:

Current assets
  Cash and cash equivalents                                                 $      6,183           $      6,286
  Accounts receivable, net of allowance of $38,538 and $38,738 at
   March 31, 2009 and September 30, 2008, respectively                            26,468                 50,954
  Inventories                                                                    102,953                139,324
  Prepaid expenses and other                                                      32,649                 36,123
                                                                            ------------           ------------
      Total current assets                                                       168,253                232,687

Property and equipment, net                                                      108,603                151,728
Deposits and other assets                                                        217,756                217,756
Goodwill                                                                         364,600                364,600
Intangible assets                                                              1,234,487              1,407,553
                                                                            ------------           ------------
      Total assets                                                          $  2,093,699           $  2,374,324
                                                                            ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                          $  1,207,807           $    993,363
  Accrued liabilities                                                            723,422                529,104
  Notes payable                                                                1,943,097              1,947,862
  Capital lease obligations                                                       17,750                 16,358
  Derivative liability                                                                 7                 11,580
  Notes payable to related parties                                               967,024                917,612
                                                                            ------------           ------------
      Total current liabilities                                                4,859,107              4,415,879

Capital lease obligations                                                         13,551                 22,788
Notes payable                                                                         --                  3,729

                                                                            ------------           ------------
      Total liabilities                                                        4,872,658              4,442,396
                                                                            ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at March 31, 2009
   and September 30, 2008, respectively                                        1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   60,965,590 shares issued and outstanding at March 31, 2009
   and September 30, 2008, respectively                                           60,966                 60,966
  Additional paid-in capital                                                  19,495,017             19,473,603
  Accumulated deficit                                                        (23,716,791)           (22,984,490)
                                                                            ------------           ------------
      Total stockholders' deficit                                             (2,778,959)            (2,068,072)
                                                                            ------------           ------------
      Total liabilities and stockholders' deficit                           $  2,093,699           $  2,374,324
                                                                            ============           ============

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,       Six Months Ended March 31,
                                                   ----------------------------      ---------------------------
                                                       2009            2008             2009            2008
                                                   -----------      -----------      -----------     -----------
Revenue                                            $    68,650      $   214,746      $   134,215     $   296,925
Cost of goods sold (excluding amortization
 of intangible assets)                                  32,896          110,582           61,040         170,004
                                                   -----------      -----------      -----------     -----------
Gross profit                                            35,754          104,164           73,175         126,921
                                                   -----------      -----------      -----------     -----------
Operating expenses:
  General and administrative                           310,165          558,204          544,078         995,716
  Sales and marketing                                   18,731           29,408           39,499          57,490
  Amortization of intangible assets                     86,532           91,973          173,065         218,762
                                                   -----------      -----------      -----------     -----------
Total operating expenses                               415,428          679,585          756,642       1,271,968
                                                   -----------      -----------      -----------     -----------

Loss from operations                                  (379,674)        (575,421)        (683,467)     (1,145,047)

Other (income) expense:
  Interest expense                                      28,070           89,218           59,835         186,010
  Interest income                                           --               --               --          (3,156)
  Change in fair value of derivative liability         (12,967)        (196,480)         (11,573)       (462,466)
  Other                                                     --             (380)              --            (940)
  (Gain) loss on sale of property and equipment             --            5,908              572          22,935
                                                   -----------      -----------      -----------     -----------
Loss before income taxes                              (394,777)        (473,687)        (732,301)       (887,430)
Income tax provision (benefit)                              --               --               --              --
                                                   -----------      -----------      -----------     -----------

Net loss                                           $  (394,777)     $  (473,687)     $  (732,301)       (887,430)
                                                   ===========      ===========      ===========     ===========

Net loss per share basic and diluted               $     (0.01)     $     (0.01)     $     (0.01)    $     (0.02)
                                                   ===========      ===========      ===========     ===========
Weighted average common shares outstanding
 used in per share calculations                     60,965,590       55,727,937       60,965,590      54,888,501
                                                   ===========      ===========      ===========     ===========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six months ended March 31,
                                                                           ---------------------------------
                                                                               2009                  2008
                                                                           -----------           -----------
Cash flows from operating activities:
  Net loss                                                                 $  (732,301)          $  (887,430)
  Adjustments to reconcile net loss to net
   cash from operating activities:
     Loss on disposal of assets                                                    572                22,935
     Depreciation and amortization                                             215,619               315,138
     Stock-based compensation                                                   21,414                47,880
     Change in derivative liabilities                                          (11,573)             (462,466)
     Amortization of debt discount                                               3,078                34,318
  Changes in operating assets and liabilities:
     Accounts receivable                                                        24,486               (49,108)
     Inventory                                                                  36,371                45,434
     Prepaid expenses and other assets                                           3,474                 5,479
     Accounts payable                                                          214,444               283,510
     Accrued expenses                                                          194,318                85,008
                                                                           -----------           -----------
         Net cash used in operating activities                                 (30,098)             (559,302)
                                                                           -----------           -----------
Cash flows from investing activities:
  Capital expenditures                                                              --                (3,301)
  Proceeds from sale of assets                                                      --                13,552
  Deposit on real property                                                          --               (50,000)
                                                                           -----------           -----------
         Net cash used in investing activities                                      --               (39,749)
                                                                           -----------           -----------
Cash flows from financing activities:
  Proceeds from related party notes                                             55,000               556,335
  Proceeds from the issuance of debt                                                --               150,000
  Proceeds from the issuance of common stock                                        --                33,411
  Payments on capital lease obligations                                         (7,845)              (12,726)
  Repayments on related party notes                                             (5,588)                   --
  Repayments on notes payable                                                  (11,572)             (158,178)
                                                                           -----------           -----------
         Net cash provided by financing activities                              29,995               568,842
                                                                           -----------           -----------
         Net decrease in cash and cash equivalents                                (103)              (30,209)

Cash and cash equivalents at beginning of period                                 6,286                34,855
                                                                           -----------           -----------
Cash and cash equivalents at end of period                                 $     6,183           $     4,646
                                                                           ===========           ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                 $    10,649           $   128,009
                                                                           ===========           ===========
  Cash paid during the period for income taxes                             $        --           $        --
                                                                           ===========           ===========

Supplemental disclosure of non-cash investing and financing activities:
  Conversion of related party note into common stock                       $        --           $ 1,600,000
                                                                           ===========           ===========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $23,716,791 and negative working capital of $4,690,854, as of March 31, 2009. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company is seeking additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability and to repay its indebtedness. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and six month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2008.

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

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the accounts receivable balance consists of the following as of March 31:

                                                   2009         2008
                                                   ----         ----

            Percent of accounts receivable          53%          33%
            Number of customers                      3            2

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended March 31:

                                                   2009         2008
                                                   ----         ----

            Percent of sales                        59%          19%
            Number of customers                      2            1

Sales from individual customers representing 10% or more of sales consist of the following customers for the six months ended March 31:

                                                   2009         2008
                                                   ----         ----

            Percent of sales                        69%          14%
            Number of customers                      3            1

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company is currently evaluating the impact of this standard and believes it will not have a material impact on our Company's consolidated financial statements.

In June 2008, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock . This EITF Issue provides guidance on the determination of whether such instruments are classified in equity or as a derivative instrument and is effective for the fiscal year beginning on January 1, 2009. The Company is currently evaluating the impact, if any, of adopting EITF 07-5 on its financial position and results of operations.

In June 2008, FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 ("EITF 08-4"). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact, if any of adopting EITF 08-4 on its financial position and results of operations.

NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic net loss per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted net loss per share amounts are identical as the effect of potential common shares are antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti dilutive for the three months ended March 31:

                                                   2009                 2008
                                                -----------          -----------

Series A convertible preferred stock              2,763,699            2,763,699
Stock options                                            --            2,660,840
Warrants                                                 --              884,000
Convertible debt                                251,114,737           22,323,308
                                                -----------          -----------
                                                253,878,436           28,631,847
                                                ===========          ===========

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the six months ended March 31:

                                                   2009                 2008
                                                -----------          -----------

Series A convertible preferred stock              2,763,699            2,763,699
Stock options                                            --            2,660,840
Warrants                                                 --              884,000
Convertible debt                                251,119,737           22,323,308
                                                -----------          -----------
                                                253,878,436           28,631,847
                                                ===========          ===========

The based on the conversion price of the convertible debt, the Company does not have the requisite number of authorized shares available in the event the holder elected convert the note into shares of common stock.

4. INVENTORIES

Inventories consist of the following at:

                                             March 31, 2009   September 30, 2008
                                             --------------   ------------------

Raw materials                                  $  61,669          $  89,822
Finished goods                                    41,284             49,502
                                               ---------          ---------
                                               $ 102,953          $ 139,324
                                               =========          =========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                             March 31, 2009   September 30, 2008
                                             --------------   ------------------

Interest                                       $ 259,571          $ 237,091
Interest to related parties                       78,194             54,578
Compensation and related                         385,657            236,287
Other                                                 --              1,148
                                               ---------          ---------
                                               $ 723,422          $ 529,104
                                               =========          =========

6. LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Stockhausen has filed a motion to strike our answer and counterclaim which has been recommended to the judge by the magistrate. We have filed a brief in opposition as well as an explanation of damages.

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000, plus interest. We allege that jurisdiction of this matter belongs in the California court system per the terms of the documents. We have filed a Motion to Dismiss the lawsuit which has been denied on appeal. We have filed an answer with affirmative defenses alleging the Plaintiff's wrongdoing. It is our position that the intellectual property we purchased from the Plaintiffs is not as represented by the Plaintiffs.

7. RELATED PARTY TRANSACTIONS

On January 13, 2009, Diana Visco loaned the Company an additional $55,000 to fund operations of the Company. The loan bears the same terms as the previous loans. As of March 31, 2009, notes payable of $655,000 and accrued interest of $44,288 is due to Diana Visco.

On February 10, 2009, Carl Ranno advanced the Company $7,996 for operations. The advance does not bear interest, due on demand and is included in accounts payable on the accompanying balance sheet.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                      Six Months Ended       Six Months Ended
                                       March 31, 2009         March 31, 2008
                                       --------------         --------------
                                         (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                 $    134,425           $    296,925
(Loss)                                      (732,301)              (887,430)
(Net Loss) Per Share                    $      (0.01)          $      (0.02)

                                       March 31, 2009       September 30, 2008
                                       --------------       ------------------
BALANCE SHEET DATA:
Current Assets                          $    168,253           $    232,687
Total Property & Equipment, Net              108,603                151,728
Intellectual Property, Net                 1,234,487              1,407,553
Total Assets                               2,093,699              2,374,324
Total Current Liabilities                  4,859,107              4,415,879
Accumulated Deficit                     $(23,716,791)          $(22,984,490)

SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED) COMPARED TO SIX MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

REVENUES

Revenues for the six months ended March 31, 2009 were $134,215 compared to $296,925 for the six months ended March 31, 2008, a decrease of 55%. This decrease in revenue is a direct result of the loss of our polymer business caused by defective product received from our linear polymer supplier, historical lack of capital preventing proper sales support and the severe economic conditions in our primary markets for our organic agriculture products. We are in litigation with our polymer supplier. We continue to lose polymer sales that were lost this reporting period because of reluctance by our customers to purchase product from us over concerns about receiving defective product and the rising costs.

COST OF SALES

Cost of goods sold decreased to $61,040 for the six months ended March 31, 2009 from $170,004 for the six months ended March 31, 2008. The decrease in the cost of sales is the result of the decrease revenues during this period. Our gross margins were 55% and 43% for the six months ended March 31, 2009 and March 31,2008, respectively. The increase in our gross margins was due to increased margins in the individual products sold during the six months ending March 31, 2009 and costs reductions.

OPERATING EXPENSES

Operating expenses decreased approximately 41% for the period ended March 31, 2009. This decrease in operating expenses is a result of many factors. General and administrative expenses decreased approximately 45% for the period ended March 31, 2009 due to a lack of capital and planned reduction in all expenses. Sales and marketing expenses decreased approximately 31% because we reduced the number of trade shows we attended and reduced our print advertising, which is part of our sales and marketing plan in order to reduce costs. We had no research and development costs for the six months ended March 31, 2009 or for the six months ended March 31, 2008. Our amortization expense decreased to $173,065 for the six months ended March 31, 2009 from $218,762 for the six months ended March 31, 2008 due to a change in the amortization period of of certain intangible assets.

NET LOSS

We experienced a net loss from operations of $(732,301) for the six months ended March 31, 2009 as compared to a net loss of $(887,430) for the six months ended March 31, 2008. Our sales and marketing expenses decreased from $57,490 in the six months ended March 31, 2008 to $39,499 for the six months ended March 31, 2009. The decrease in the net loss is directly related to a reduction in staff. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $296,925 for the six months ended March 31, 2008 to $134,215 for the six months ended March 31, 2009. This decrease in revenue is a direct result of the continuing loss of our polymer business caused by defective product received from our polymer supplier, historical lack of capital preventing proper sales support and the severe economic conditions in our primary markets.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $ 6,183 and $4,646 at March 31, 2009 and 2008, respectively. Net cash used by operations was $(30,098) for the period ended March 31, 2009 compared to net cash used by operations of $(559,302) for the comparable period ended March 31, 2008. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At March 31, 2009, the outstanding balance of the debentures was $1,892,024. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute: (b) $50,000, 8% per annum convertible debentures: (c) $165,000, 8% per annum convertible debentures and (d) $177,024, 10% per annum. Interest expense for the 6 months ended March 31, 2009 was $59,823 and interest expense for the six months ended March 31, 2008 was $186,010.

We have a working capital deficit (current assets less current liabilities) of $(4,690,854) as of March 31, 2009 compared to working capital deficit of $(2,783,770) as of March 31, 2008. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(23,716,791) and a working capital deficit of approximately $(4,690,854) as of March 31, 2009. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management , including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. For the year ended September 30, 2008, the Chief Executive Officer had evaluated the effectiveness of our disclosure controls and procedures and had determined that our projections and impairment analysis need to be improved. In response to this deficiency, we hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that the changes implemented enabled the Company to improve its timely reporting of the required impairment analysis and related disclosures. Based on the foregoing, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

There has been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Stockhausen has filed a motion to strike our answer and counterclaim which has been recommended to the judge by the magistrate. We have filed a brief in opposition as well as an explanation of damages.

The matter is still pending.

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

DATED: June 22, 2009                    AMERICAN SOIL TECHNOLOGIES, INC.


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