Form 10-Q
period 2009-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2009-08-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

As of August 14, 2009, the number of shares of common stock issued and outstanding was 60,965,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                       3

         Unaudited Consolidated Balance Sheets - June 30, 2009
         and September 30, 2008                                              3

         Unaudited Consolidated Statements of Operations -
         For the three and nine months ended June 30, 2009 and 2008          4

         Unaudited Consolidated Statements of Cash Flow -
         For the three and nine months ended June 30, 2009 and 2008          5

         Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                              13

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         16

Item 4.  Controls and Procedures                                            16

Item 4T. Controls and Procedures                                            17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 1A. Risk Factors                                                       18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.  Defaults Upon Senior Securities                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19

Item 6.  Exhibits                                                           19

SIGNATURES                                                                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,             September 30,
                                                                               2009                   2008
                                                                           ------------           ------------
                                                                            (unaudited)
Assets:

Current assets
  Cash and cash equivalents                                                $      2,889           $      6,286
  Accounts receivable, net of allowance of $38,538 and $38,738 at
   June 30, 2009 and September 30, 2008, respectively                            13,579                 50,954
  Inventories                                                                    88,585                139,324
  Prepaid expenses and other                                                     32,959                 36,123
                                                                           ------------           ------------
      Total current assets                                                      138,012                232,687

Property and equipment, net                                                     100,375                151,728
Deposits and other assets                                                       217,756                217,756
Goodwill                                                                        364,600                364,600
Intangible assets                                                             1,147,954              1,407,553
                                                                           ------------           ------------
      Total assets                                                         $  1,968,697           $  2,374,324
                                                                           ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                         $  1,201,980           $    993,363
  Accrued liabilities                                                           942,736                529,104
  Notes payable                                                               1,937,427              1,947,862
  Capital lease obligations                                                      18,490                 16,358
  Derivative liability                                                                7                 11,580
  Notes payable to related parties                                              967,024                917,612
                                                                           ------------           ------------
      Total current liabilities                                               5,067,664              4,415,879

Capital lease obligations                                                         8,641                 22,788
Notes payable                                                                        --                  3,729

                                                                           ------------           ------------
      Total liabilities                                                       5,076,305              4,442,396
                                                                           ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   June 30, 2009 and September 30, 2008, respectively                         1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   60,965,590 shares issued and outstanding at June 30, 2009
   and September 30, 2008, respectively                                          60,966                 60,966
  Additional paid-in capital                                                 19,505,092             19,473,603
  Accumulated deficit                                                       (24,055,515)           (22,984,490)
                                                                           ------------           ------------
      Total stockholders' deficit                                            (3,107,608)            (2,068,072)
                                                                           ------------           ------------
      Total liabilities and stockholders' deficit                          $  1,968,697           $  2,374,324
                                                                           ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,      Nine Months Ended June 30,
                                                  -----------------------------     -----------------------------
                                                      2009             2008             2009             2008
                                                  ------------     ------------     ------------     ------------
Revenue                                           $     58,416     $    144,085     $    192,631     $    441,010
Cost of goods sold (excluding amortization
 of intangible assets)                                  24,781           92,239           85,821          262,243
                                                  ------------     ------------     ------------     ------------
Gross profit                                            33,635           51,846          106,810          178,767
                                                  ------------     ------------     ------------     ------------
Operating expenses:
  General and administrative                           250,435          344,020          794,513        1,339,736
  Sales and marketing                                    3,756           35,375           43,255           92,865
  Amortization of intangible assets                     86,533          126,789          259,598          345,551
                                                  ------------     ------------     ------------     ------------
Total operating expenses                               340,724          506,184        1,097,366        1,778,152
                                                  ------------     ------------     ------------     ------------

Loss from operations                                  (307,089)        (454,338)        (990,556)      (1,599,385)

Other (income) expense:
  Interest expense                                      31,635           36,490           91,470          222,500
  Interest income                                           --              175               --           (2,981)
  Change in fair value of derivative liability              --              946          (11,573)        (461,520)
  Other                                                     --               --               --             (940)
  Loss on sale of property and equipment                    --               --              572           22,935
                                                  ------------     ------------     ------------     ------------
Loss before income taxes                              (338,724)        (491,949)      (1,071,025)      (1,379,379)
Income tax provision                                        --              901               --              901
                                                  ------------     ------------     ------------     ------------

Net loss                                          $   (338,724)    $   (492,850)    $ (1,071,025)    $ (1,380,280)
                                                  ============     ============     ============     ============

Net loss per share basic and diluted              $      (0.01)    $      (0.01)    $      (0.02)    $      (0.02)
                                                  ============     ============     ============     ============
Weighted average common shares outstanding
 used in per share calculations                     60,965,590       56,899,920       60,965,590       55,558,974
                                                  ============     ============     ============     ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine months ended
                                                                                        June 30,
                                                                            ---------------------------------
                                                                               2009                  2008
                                                                            -----------           -----------
Cash flows from operating activities:
  Net loss                                                                  $(1,071,025)          $(1,380,280)
  Adjustments to reconcile net loss to net
   cash from operating activities:
     Loss on disposal of assets                                                     572                37,304
     Depreciation and amortization                                              310,380               472,293
     Stock-based compensation                                                    31,489                60,996
     Change in derivative liabilities                                           (11,573)             (461,520)
     Amortization of debt discount                                                4,617                37,168
  Changes in operating assets and liabilities:
     Accounts receivable                                                         37,375                38,919
     Inventory                                                                   50,739                88,015
     Prepaid expenses and other assets                                            3,164               (34,140)
     Accounts payable                                                           208,617               273,672
     Accrued expenses                                                           413,632               199,833
                                                                            -----------           -----------
         Net cash used in operating activities                                  (22,013)             (667,740)
                                                                            -----------           -----------
Cash flows from investing activities:
  Capital expenditures                                                               --                (3,301)
  Proceeds from sale of assets                                                       --                13,552
  Deposit on real property                                                           --               (50,000)
                                                                            -----------           -----------
         Net cash used in investing activities                                       --               (39,749)
                                                                            -----------           -----------
Cash flows from financing activities:
  Proceeds from related party notes                                              55,000               656,343
  Proceeds from the issuance of debt                                                 --               150,000
  Proceeds from the issuance of common stock                                         --                90,134
  Payments on capital lease obligations                                         (18,781)              (16,267)
  Repayments on related party notes                                              (5,588)                   --
  Repayments on notes payable                                                   (12,015)             (163,721)
                                                                            -----------           -----------
         Net cash provided by financing activities                               18,616               716,489
                                                                            -----------           -----------
         Net decrease in cash and cash equivalents                               (3,397)               (9,000)

Cash and cash equivalents at beginning of period                                  6,286                34,855
                                                                            -----------           -----------
Cash and cash equivalents at end of period                                  $     2,889           $    43,855
                                                                            ===========           ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                  $    15,808           $   123,623
                                                                            ===========           ===========
  Cash paid during the period for income taxes                              $        --           $        --
                                                                            ===========           ===========

Supplemental disclosure of non-cash investing and financing activities:
  Conversion of related party note into common stock                        $        --           $ 1,600,000
                                                                            ===========           ===========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (UNAUDITED)

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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $24,055,515 and negative working capital of $4,929,652, as of June 30, 2009. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company is seeking additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability and to repay its indebtedness. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and nine month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2008.

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

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the accounts receivable balance consists of the following as of June 30:

                                                   2009
                                                   ----

            Percent of accounts receivable          74%
            Number of customers                      4

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended June 30:

                                                   2009         2008
                                                   ----         ----

            Percent of sales                        67%          15%
            Number of customers                      3            1

Sales from individual customers representing 10% or more of sales consist of the following customers for the nine months ended June 30:

                                                   2009         2008
                                                   ----         ----

            Percent of sales                        65%           9%
            Number of customers                      1            1

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations, and disclosures.

In June 2009, the FASB approved the "FASB Accounting Standards Codification" ("Codification") as the single source of authoritative nongovernmental United States generally accepted accounting principles ("U.S. GAAP") to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during our annual period ending September 30, 2009 and will not have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti dilutive for the three months ended June 30:

                                                   2009                 2008
                                                -----------          -----------

Series A convertible preferred stock              2,763,699            2,763,699
Convertible debt                                300,000,000           22,486,499
                                                -----------          -----------
                                                302,763,699           25,250,198
                                                ===========          ===========

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the nine months ended June 30:

                                                   2009                 2008
                                                -----------          -----------

Series A convertible preferred stock              2,763,699            2,763,699
Convertible debt                                300,000,000           22,486,499
                                                -----------          -----------
                                                302,763,699           25,250,198
                                                ===========          ===========

Based on the conversion price of the convertible debt, the Company does not have the requisite number of authorized shares available at June 30, 2009 in the event the holder elected convert the note into shares of common stock.

4. INVENTORIES

Inventories consist of the following at:

                                              June 30, 2009   September 30, 2008
                                              -------------   ------------------

Raw materials                                   $  64,480          $  89,822
Finished goods                                     24,105             49,502
                                                ---------          ---------
                                                $  88,585          $ 139,324
                                                =========          =========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                             June 30, 2009   September 30, 2008
                                             -------------   ------------------

Interest                                       $ 273,101          $ 237,091
Interest to related parties                       89,612             54,578
Compensation and related                         580,023            236,287
Other                                                --               1,148
                                               ---------          ---------
                                               $ 942,736          $ 529,104
                                               =========          =========

6. LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Stockhausen has filed a motion to strike our answer and counterclaim which has been recommended to the judge by the magistrate. We have filed a brief in opposition as well as an explanation of damages and are awaiting the courts decision. As of June 30, 3009, the matter is still pending.

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

7. RELATED PARTY TRANSACTIONS

On January 13, 2009, Diana Visco loaned the Company an additional $55,000 to fund operations of the Company. The loan bears the same terms as the previous loans. As of June 30, 2009, notes payable of $655,000 and accrued interest of $50,236 is due to Diana Visco. The notes bear interest at the "prime" rate and are due on September 20, 2009.

On February 10, 2009, Carl Ranno advanced the Company $7,996 for operations. The advance does not bear interest, due on demand and is included in accounts payable on the accompanying balance sheet.

8. SUBSEQUENT EVENT

In July and August of 2009, Ms. Visco loaned the Company a total of $35,000 to fund operations. The loans bear interest at the Prime Rate of approximately 3.35% and are due in September 2010.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                     Nine Months Ended      Nine Months Ended
                                       June 30, 2009          June 30, 2008
                                       --------------         --------------
                                         (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                 $    192,631           $    441,010
(Loss)                                    (1,071,025)            (1,380,280)
(Net Loss) Per Share                    $      (0.02)          $      (0.02)

                                       June 30, 2009       September 30, 2008
                                       -------------       ------------------
BALANCE SHEET DATA:
Current Assets                          $    138,012           $    232,687
Total Property & Equipment, Net              100,375                151,728
Intellectual Property, Net                 1,147,954              1,407,553
Total Assets                               1,968,697              2,374,324
Total Current Liabilities                  5,067,664              4,415,879
Accumulated Deficit                     $(24,055,515)          $(22,984,490)

NINE MONTHS ENDED JUNE 30, 2009 (UNAUDITED) COMPARED TO NINE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

REVENUES

Revenues for the nine months ended June 30, 2009 were $192,631 compared to $441,010 for the nine months ended June 30, 2008, a decrease of 56%. This decrease in revenue is a direct result of the loss of our polymer business caused by defective product received from our linear polymer supplier, historical lack of capital preventing proper sales support and the severe economic conditions in our primary markets for our organic agriculture products. We are in litigation with our polymer supplier. We continue to lose polymer sales that were lost this reporting period because of reluctance by our customers to purchase product from us over concerns about receiving defective product and the rising costs.

COST OF SALES

Cost of goods sold decreased to $85,821 for the nine months ended June 30, 2009 from $262,243 for the nine months ended June 30, 2008. The decrease in the cost of sales is the result of the decrease revenues during this period. Our gross margins were 55% and 41% for the nine months ended June 30, 2009 and June 30, 2008, respectively. The increase in our gross margins was due to increased margins in the individual products sold during the nine months ending June 30, 2009 and costs reductions.

OPERATING EXPENSES

Operating expenses decreased approximately 38% for the period ended June 30, 2009. This decrease in operating expenses is a result of many factors. General and administrative expenses decreased approximately 41% for the period ended June 30, 2009 due to a lack of capital and planned reduction in all expenses. Sales and marketing expenses decreased approximately 53% because we reduced the number of trade shows we attended and reduced our print advertising, which is part of our sales and marketing plan in order to reduce costs. We had no research and development costs for the nine months ended June 30, 2009 or for the nine months ended June 30, 2008. Our amortization expense decreased to $259,598 for the nine months ended June 30, 2009 from $345,551 for the nine months ended June 30, 2008 due to a change in the amortization period of certain intangible assets.

NET LOSS

We experienced a net loss from operations of $(1,071,025) for the nine months ended June 30, 2009 as compared to a net loss of $(1,380,280) for the nine months ended June 30, 2008. Our sales and marketing expenses decreased from $92,865 in the nine months ended June 30, 2008 to $43,255 for the nine months ended June 30, 2009. The decrease in the net loss is directly related to a reduction in staff. We continue to focus our efforts on developing strategic alliances, marketing agreements, and distribution networks. Revenue from the sale of products decreased from $441,010 for the nine months ended June 30, 2008 to $192,631 for the nine months ended June 30, 2009. This decrease in revenue is a direct result of the continuing loss of our polymer business caused by defective product received from our polymer supplier, historical lack of capital preventing proper sales support and the severe economic conditions in our primary markets.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,889 and $43,855 at June 30, 2009 and 2008, respectively. Net cash used by operations was $(22,013) for the period ended June 30, 2009 compared to net cash used by operations of $(667,740) for the comparable period ended June 30, 2008. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At June 30, 2009, the outstanding balance of the debentures was $1,892,024. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute: (b) $50,000, 8% per annum convertible debentures: (c) $165,000, 8% per annum convertible debentures and (d) $177,024, 10% per annum. Interest expense for the nine months ended June 30, 2009 was $91,470 and interest expense for the nine months ended June 30, 2008 was $222,500.

We have a working capital deficit (current assets less current liabilities) of $(4,929,652) as of June 30, 2009 compared to working capital deficit of $(3,091,844) as of June 30, 2008. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $(24,055,515) and a working capital deficit of approximately $(4,929,652) as of June 30, 2009. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management , including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. For the year ended September 30, 2008, the Chief Executive Officer had evaluated the effectiveness of our disclosure controls and procedures and had determined that our projections and impairment analysis need to be improved. In response to this deficiency, we hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that the changes implemented enabled the Company to improve its timely reporting of the required impairment analysis and related disclosures. Based on the foregoing, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

There has been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Stockhausen has filed a motion to strike our answer and counterclaim which has been recommended to the judge by the magistrate. We have filed a brief in opposition as well as an explanation of damages and are awaiting the courts decision.

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

DATED: August 14, 2009                 AMERICAN SOIL TECHNOLOGIES, INC.


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