Form 10-K
period 2009-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2010-01-13
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2009
                                       or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                        Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

For the fiscal year ended September 30, 2009, our revenue was $236,954.

As of January 13, 2010, the number of shares of common stock outstanding was 68,090,590. As of January 13, 2010, the aggregate market value of our common stock held by non-affiliates was approximately $249,515 (based upon 24,951,469 shares at $0.01 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (ii) Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998; (iii) Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000; (iv) Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855); (v) Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004; (vi) Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005;
(vii) Form 10-KSB for the fiscal year ended September 30, 2006, filed on April 3, 2006; (viii) Form 10-QSB for the quarterly period ended March 30, 2006, filed on May 17, 2006 ; (ix) Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006; (x) Form 10-QSB for the quarterly period ended September 30, 2006, filed on November 14, 2006; and (xi) Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007; and (xii) Form 8-K disclosing a change in Registered Certifying Accounts, filed on May 15, 2007; and (xiii) Form 10-QSB for the quarterly period ended March 31, 2007 filed on May 21, 2007 and filed as amended on June 8, 2007; and (xiv) Form 10-QSB for the quarterly period ended June 30, 2007 and filed on August 20, 2007; and (xv) Form 10KT a Transition Report for the period January 1, 2007 to September 30, 2007 and filed on February 15, 2008 and amended and filed on February 25, 2008; and
(xvi) an S-8 Registration Statement filed on February 29, 2008; and (xvii) Form 10-QSB for the quarterly period ended March 31, 2008 filed on May 20, 2008; and (xviii) Form 10-QSB for the quarterly period ended June 30, 2008 are incorporated in Part III, Item 13; Form 10Q for the quarterly period ended December 31, 2009 filed on February 23, 2009; and (xviv;) Form 10Q for the quarterly period ended March 31, 2009 filed on June 22, 2009; and (xvv) Form 10Q for the quarterly period ended June 30, 2009 filed on August 14, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1    DESCRIPTION OF BUSINESS..........................................   1

ITEM 2    DESCRIPTION OF PROPERTY..........................................   5

ITEM 3    LEGAL PROCEEDINGS................................................   6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   6

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   6

ITEM 6    SELECTED FINANCIAL DATA..........................................   8

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................   8

ITEM 8    FINANCIAL STATEMENTS.............................................  18

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.........................................  18

ITEM 9A   CONTROLS AND PROCEDURES..........................................  19

ITEM 9B   OTHER INFORMATION................................................  19

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................  19

ITEM 11   EXECUTIVE COMPENSATION...........................................  21

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..................................  26

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  27

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................  28

ITEM 15   EXHIBITS ........................................................  28

SIGNATURES.................................................................  30

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

We market our products primarily in the United States. We will add sales representatives and distributors in both the agriculture and turf industries upon receipt of adequate funding. The following table shows the current distributors and sales representatives of our products and products we license from others:

Distributor/Sales
 Representative                Product                   Territory
 --------------                -------                   ---------
Gigot Aqua Services         Agriblend(R)          Kansas, Oklahoma, Nebraska,
                            Nutrimoist(R)         Colorado, northern Texas,
                            Extend(TM)            northern New Mexico
                            Sircle Saver Sacks(R)

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

Environmental Development   Nutrimoist            Kuwait and the UAE
Company                     Agriblend

Turf Masters                Soil Medic(TM)        San Diego and Orange Counties
                            Soil Therapy(TM)      California and Northern Mexico

Reinke Pasco, Inc.          Agriblend(R)          Washington
                            Nutrimoist(R)
                            Extend(TM)
                            Stockosorb(R)
                            Stockopam(R)
                            Dust Contain
                            Sircle Saver Sack(R)

The Kern Company            Agriblend(R)          Washington
                            Nutrimoist(R)
                            Extend(TM)
                            Canal Seal
                            Dust Contain
                            Anchor MP
                            Sircle Saver Sack(R)
                            Hydromulch

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

There is more competition for the organic products that we distribute and manufacture through Smart World in that our former employee is marketing similar products in a limited market.

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

We own registered trademarks on the names, Agriblend(R), Nutrimoist(R), Hydroganic(R) and Prosper(R).

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

RESEARCH AND DEVELOPMENT COSTS

We spent $33 on research and development during the year ended September 30, 2009 as compared to $4,299 spent on research and development during the period ended September 30, 2008.

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

EMPLOYEES

As of the date hereof, we have three full-time employees and one part-time employee. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 1A. NOT APPLICABLE

ITEM 1B. NOT APPLICABLE

ITEM 2. DESCRIPTION OF PROPERTY

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement expired on December 31, 2008 and we continue to rent the facilities on a month to month basis. We also rent storage space in Tucson and Phoenix, Arizona for approximately $200 per month. We rent 6,800 square feet located in Hudson Florida for $2,914 per month on a month to month basis. This facility is used for office and manufacturing of our Smart World products.

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009 the matter was settled for $400,000 and the company has 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

     2008
         First Quarter ..................   0.09              0.08
         Second Quarter .................   0.12              0.03
         Third Quarter ..................   0.05              0.01
         Fourth Quarter .................   0.02              0.01

     2009
         First Quarter ..................   0.03              0.01
         Second Quarter .................   0.01              0.01
         Third Quarter ..................   0.01              0.01
         Fourth Quarter .................   0.05              0.01

On January 12, 2010, the closing stock price was $0.01.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of January 9, 2010, there were 283 shareholders holding certificated securities and approximately 545 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On September 2, 2009, Valerie Sarofim purchased a Convertible Debenture for $125,000 , which on October 8, 2009, she converted into 3,125,000 shares of common stock at the conversion price of $0.04 per share. We believe that Ms Sarofim is an "accredited investor" under Rule 501 Regulation D of the Act and had adequate access to information about us.

On October 8, 2009, the Board of Directors granted 1,000,000 shares of common stock to each of its Directors Carl Ranno, Neil Kitchen,Scott Baker and to Diana Visco. The grant was made because of each respective recipients contribution to the Company. We believe that these individuals are "accredited investor" under Rule 501 Regulation D of the Act and had adequate access to information about us.

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, our selected financial information:

                                        Fiscal Year Ended     Fiscal Year Ended
                                        September 30, 2009    September 30, 2008
                                        ------------------    ------------------
                                             (Audited)             (Audited)
STATEMENT OF OPERATIONS DATA:
Revenue                                   $    236,954          $    561,704
Loss From Continuing Operations             (2,717,529)           (2,777,799)
(Net Loss)                                  (2,837,215)           (2,678,876)
(Continuing Operations) Loss Per Share    $      (0.05)         $      (0.05)
(Net Loss) Per Share                      $      (0.05)         $      (0.05)

BALANCE SHEET DATA:
Current Assets                            $    120,068          $    232,687
Property & Equipment, net                       78,824               151,728
Intangible Assets; net                         212,038             1,407,553

Total Assets                                   411,186             2,374,324
Total Current Liabilities                   (5,147,112)           (4,415,879)
Accumulated Deficit                        (25,821,705)          (22,984,490)
Stockholders' Deficit                     $ (4,864,453)         $ (2,068,072)


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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008

REVENUES

Revenues for the fiscal year-ended September 30, 2009 were $236,954 compared to $561,704 for the fiscal year ended September 30, 2008, a decrease of 57.8%. This decrease in revenue is directly related to severe economic conditions, which necessitated a reduction in our sales and marketing staff and competition from a former employee.

COST OF SALES

Cost of goods sold decreased to $110,483 for the fiscal year ended September 30, 2009 from $344,884 for the fiscal year ended September 30, 2008. The decrease in the cost of sales is the result of the decrease in revenues during this period. Our gross margins were 53.4% and 38.6% for the years ended September 30, 2009 and September 30, 2008, respectively. The increase in our gross margins was caused by a decrease in the cost of raw materials

OPERATING EXPENSES

Operating expenses decreased approximately 3% for the fiscal year ended September 30, 2009. This decrease in operating expenses is a result of many factors.

General and administrative expenses decreased approximately 23% for the fiscal year ended September 30, 2009 due to a reduction in staff and general operational expenses.

Sales and marketing expenses decreased approximately 63% in that we further reduced the amount of trade shows we attended, the sales force and the amount of advertising.

Impairment of tooling was $67,500 and $0 for the years ended September 30, 2009 and 2008, respectively. In 2009, we could not determine that the tooling costs to be used in our manufacturing will be recoverable through future cash flows with any reliability or probability, as the tooling needs modifications and likely could not be sold. At the present time, we believe it is unlikely the Company will be able to recover the tooling costs through future cash flows.

Research and development costs have been eliminated because we have basically completed our research and development on our existing products.

The amortization expense was $346,131 and $507,157 for the years ended September 30, 2009 and 2008, respectively.

The impairment of intangible assets and goodwill was $1,213,984 and $845,390 for the years ended September 30, 2009 and 2008, respectively. In 2009, we could not determine that our intangible assets will be recoverable through future cash flows with any reliability or probability, as the Company has suffered from lack of funding to to exploit technologies and formulas. At the present time, we believe it is unlikely the Company will be able to recover its intangible assets through future cash flows.

INTEREST EXPENSE

Interest expense decreased 62.6% for the fiscal year ended September 30, 2009 from the period ended September 30, 2008. The decrease resulted from the elimination of higher average debt balances and non-cash interest expense relating to the amortization of a debt discount as reported in the prior audited period.

CHANGE IN THE FAIR VALUE OF DERIVATIVE LIABILITY

The change resulted from a decrease in our stock price from September 30, 2008 to September 30, 2009 and the cessation of the liability as the underlying note is no longer convertible into common stock.

NET LOSS

For the reasons detailed above, we experienced losses in the year ended September 30, 2009 and the year ended September 30, 2008. We have not been able to continue our efforts started during the last three years to develop strategic alliances, marketing agreements, and distribution networks. We believe once we restart those efforts sales volume in subsequent periods should increase. Revenues for the fiscal year-ended September 30, 2009 were $236,954 compared to $561,704 for September 30, 2008. However, since these arrangements are new and untested, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year ending September 30, 2010. However, given the gross margins of our new products in turf and our acquisition of Smart World, as well as our joint venture in the retail market with Green Hippo future operating results should improve.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $13,604 and $6,286 at September 30, 2009 and September 30, 2008, respectively. Net cash used by operations was $154,823 for the year ended September 30, 2009 as compared to $667,937 for the year ended September 30, 2008. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures are convertible to our common stock at a rate of one share for each three dollars converted. All of the debentures have matured and at September 30, 2009, the outstanding balance of all notes payable totaled $3,052,513. At September 30, 2009, debentures consisted of one $1,500,000 at 8% debenture has been settled among the parties, $50,000 8% per annum debentures, $60,000 at 8% debenture, $30,000 at 8% per annum debentures, $75,000 at 10% per annum, $125,000 of 8% debenture convertible at $0.04 per share that was converted in the amount of 3,125,000 shares on October 8, 2009 and $177,024 at 10% per annum.

Interest expense for the year ended September 30, 2009 was $129,894 and interest expense for the year ended September 30, 2008 was $347,337.

As of September 30, 2009 we had a working capital deficit (current assets less current liabilities) of $5,027,044 compared to a deficit of $ $4,183,192 as of September 30, 2008. The increase in the working capital deficit has been caused by an increase in our current liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $25,821,705 and a working capital deficit of $5,027,044 as of September 30, 2009. This working capital deficit is directly related to the increase in the current portion of our liabilities. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

We account of inventory costs in accordance with Accounting Standards Condification ("ASC") No. 310, "Current Assets". Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage)are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities. We utilize an expected normal level of production units, based on our plant capacity. To the extent we do not achieve a normal expected production levels, we charge such under-absorption of fixed overhead to operations.

LONG-LIVED ASSETS

We account for goodwill and acquired intangible assets in accordance with ASC No. 350, Intangibles, Goodwill and Other, whereby goodwill is not amortized. ASC No. 350 also requires that, at least annually, an impairment test be performed to support the carrying value of goodwill. In addition, whenever events occur that would more likely than not reduce the fair value of reporting unit below its carrying amount, a goodwill impairment test will be performed. The fair value of our goodwill is based upon estimates of future cash flows and other factors.

ASC No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

Based on analysis of the carrying value of goodwill as of September 30, 2009 relating to Smart World Organics, the fair value did not exceeded the carrying amount. As a result we fully impaired goodwill in the amount of $364,600, which is reflected in the statement of operations.

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

We evaluated the Soil Medic intangible asset totaling $389,038, net of accumulated amortization, consisting of the slow release patent, undiscounted cash flows, and identified customers that we believe will sublicense our patent and pay us royalties of $1.50 per gallon on certain products. We generated sublicense fees of $8,359 in fiscal 2009 and estimate fees through 2014, at which time the patent expires. As of September 30, 2009, we expect future cash flows will not be able to fully recover such assets. As a result we impaired the intangible asset in the amount of $177,000, which is reflected in the statement of operations.

We also evaluated the Smart World intangible assets, consisting of the formulas, trade secrets and goodwill, aggregating $1,036,984, net of accumulated amortization. We evaluated undiscounted cash flows for definite lived intangible assets and fair value related to goodwill. Based on the lack of capital to implement our business plan we have been unable to enter the retail market with a major retailer, we fully impaired the Smart World intangible assets and goodwill in the amount of $1,036,984, based on future expected cash flows, which is reflected in the statement of operations.

ACCOUNTING FOR INCOME TAXES

We account for income taxes under the provisions of ASC NO. 740, "Income Taxes". Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

Effective September 30, 2007, the Company adopted ASC No. 740 Topic 10, Income Taxes, General ("ASC 740.10"). ASC 740.10 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return. The Company utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

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

STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASC No. 718, Compensation, Stock Compensation ("ASC 718"). ASC 718 requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period. The fair value of stock options is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

ACCOUNTING FOR NON-EMPLOYEE STOCK-BASED COMPENSATION

We measure compensation expense for its non-employee stock-based compensation under ASC No. 505 Topic 50, "Equity-Based Payments to Non-Employees". The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

ACCOUNTING FOR CONVERSION FEATURES AND WARRANTS ISSUED WITH CONVERTIBLE DEBT

During 2008, our derivative financial instruments consisted of embedded derivatives related to the issuance of our $1.5 million convertible note payable to Ray Nielsen. These embedded derivatives included the conversion feature that was not considered conventional as defined in ASC No. 815, "Derivatives and Hedging". The accounting treatment of derivative financial instruments require that we record the derivative at its fair value and record it at fair value as of each subsequent balance sheet date. Changes in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes Option Pricing Model. On December 31, 1999, we purchased exclusive license rights to patented polymer application techniques. The licenses are being amortized using the straight line method over the life of the licenses, which is 14 1/2 years. The carrying value of these assets is periodically evaluated for impairment. The amortization expense was $103,833 and $103,833 and for the years ended September 30, 2009 and September 30, 2008, respectively.

On March 15, 2006, the Company acquired a patent and $300,000 of cash from Advanced Fertilizer Technologies, Inc. ("AFT") in exchange for 4,500,000 shares of Series A preferred stock with a stated value of $0.50 per share, or $2,250,000. The Company recorded an intangible asset of $1,950,000. AFT had no operations and owned the intellectual property, including patents on a slow release fertilizer used primarily in the turf segment of its business. The Company will collect royalty revenues from two existing licenses and will sell products derived from the patents directly to its customers including qualified distributors. The patent has approximately eight years left to expiration. Amortization expense of the patent rights was $91,538 and $252,565 and for the year ended September 30, 2009 and September 30, 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board ("FASB") issued ASC 820-10, "Fair Value Measurements and Disclosures - Overall", for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company's financial condition or results of operations. In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic
820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company's financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles ("ASC 105"). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the "GAAP hierarchy") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company's financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material effect on the Company's financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued ASC 860-10, "Transfers and Servicing - Overall", the codification of FASB Statement No. 140" ("SFAS 166"). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT FINANCIAL RISKS

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In connection with the reorganization of McKennon, Wilson & Morgan LLP (the "Former Auditors") in which certain of its audit partners resigned from the Former Auditors and have joined DBBMcKennon. The Former Auditors resigned as the independent auditors of American Soil Technologies, Inc. (the "Company"), effective May 4, 2009.

The Former Auditors had been the Company's auditor since September 21, 2007.

The Company's Board of Directors (the "Board") approved the resignation of McKennon, Wilson & Morgan LLP on May 4, 2009.

During the fiscal years ended September 30, 2008 and 2007 and the subsequent interim periods until the change, (a) there were no disagreements between the Company and the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditors, would have caused the Former Auditors to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)( v) of Regulation S-K have occurred.

Effective May 4, 2009, the Board appointed DBBMcKennon (the "New Auditors") as the Company's new independent auditors.

During the Company's two most recent fiscal years and subsequent interim period on or prior to May 4, 2009, the Company has not consulted with the New Auditors regarding either i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to
(a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer have designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures and has determined that our projections and impairment analysis are adequate. We hired a financial expert to assist who has assisted us in improving our disclosure controls and procedures. We believe that the changes that have been implemented enabled the Company to improve its timely reporting of the required impairment analysis.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not Applicable

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------

Carl P. Ranno             70       Director, Chief Executive Officer, President,
                                   Chief Financial Officer

Neil C. Kitchen           62       Director, Vice President

Diana Visco               52       Secretary

Scott Baker               52       Director

Donette Lamson            43       Vice President - Turf and Horticulture

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

      Name and                                                                   Non-Equity
      Principal                                            Stock      Option    Incentive Plan     All Other
      Position          Year    Salary ($)    Bonus($)   Awards($)   Awards($)  Compensation($)  Compensation($)  Total($)
      --------          ----    ----------    --------   ---------   ---------  ---------------  ---------------  --------

Carl P. Ranno, CEO,     2009     $180,000        $0         $0          $0            $0               $0         $180,000
President, CFO          2008     $120,000        $0         $0          $0            $0               $0         $120,000
(Principal Executive
Officer)

Neil C. Kitchen,        2009     $120,746        $0         $0          $0            $0               $0         $120,746
Vice President          2008     $ 79,484        $0         $0          $0            $0               $0         $ 79,484

Donette Lamson,         2009     $ 36,050        $0         $0          $0            $0               $0         $ 36,050
Vice President          2008     $ 75,000        $0         $0          $0            $0               $0         $ 75,000

Johnny Dickinson,       2009     $ 38,942        $0         $0          $0            $0               $0         $ 38,942
VP - Marketing          2008     $ 75,000        $0         $0          $0            $0               $0         $ 75,000

Diana Visco             2009     $ 76,750        $0         $0          $0            $0               $0         $ 76,750
Secretary               2008     $ 52,000        $0         $0          $0            $0               $0         $ 52,000

                           GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended September 30, 2009:

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2009.

                                                Option Awards                                           Stock Awards
                -------------------------------------------------------------------------  -----------------------------------
                                                                                                                      Equity
                                                                                                                    Incentive
                                                                                                                       Plan
                                                                                                         Equity       Awards
                                                                                                        Incentive     Market
                                                                                                          Plan          or
                                                                                                         Awards:      Payout
                                               Equity                                                  Number of     Value of
                                             Incentive                                       Market     Unearned     Unearned
                                            Plan Awards:                        Number of   Value of     Shares,      Shares,
                Number of      Number of     Number of                          Shares of    Shares     Units or     Units of
               securities     securities     Securities                          Units of   or Units      other       other
               Underlying     Underlying     Underlying                           Stock     of Stock     rights       rights
               Unexercised    Unexercised    Unexercised   Option     Option    that have     that      that have      that
                 Options(#)    Options(#)     Unearned    Exercise  Expiration     not      have not       not       have not
Name           Exercisable   Unexercisable   Options(#)   Price($)     Date      vested(#)  vested($)    vested(#)   vested($)
----           -----------   -------------   ----------   --------     ----      ---------  ---------    ---------   ---------
Carl P. Ranno,   150,000              0           0        $0.50      6/30/12        0          0            0           0
CEO, President,  470,000        235,000           0        $0.11      9/27/12        0          0            0           0
CFO (Principal
Executive
Officer)

Neil C. Kitchen, 150,000              0           0        $0.50      6/30/12        0          0            0           0
Vice President   430,000        215,000           0        $0.11      9/27/12        0          0            0           0

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

On May 23, 2008, and effective the same date, the Company entered into an Employment Agreement with Diana Visco to act as the Company's Secretary and Administrative Assistant to the President (the "Agreement").The Agreement is for a term of five years, commencing on May 23, 2008 and expiring on May 22, 2013 with automatic one-year extensions unless either the Company or Ms. Visco provides written notice of their intention not to renew the Agreement at least 30 days prior to the expiration of the then current term. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Ms. Visco shall receive an annual base salary of $85,000. If, at any time during the term of the Agreement, Ms. Visco is terminated "without cause," she will be entitled to receive a cash payment equal to the aggregate compensation payable to Ms. Visco during the remaining term of the Agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 68,090,590 issued shares of common stock.

   Name and Address                               Amount and Nature of         Percent
 of Beneficial Owners (1)                         Beneficial Ownership       Ownership (2)
 ------------------------                         --------------------       -------------


Carl P. Ranno, CEO, President, CFO, Director           3,072,900 (3)              4.5%
Neil C. Kitchen, Vice President, Director              2,981,455 (4)              4.3%
Diana Visco, Secretary                                 3,383,428 (5)              4.9%
Scott Baker, Director                                    504,818 (5)                 *
Donette Lamson, Vice President                           150,000                     *
All executive officers and directors
 as a group (5 persons)                               10,092,601                 15.2%

The Benz Group                                         2,819,061 (6)              4.1%
FLD Corporation                                       17,907,003 (7)             26.2%

----------
*    Less than 1%.
1. C/o our address, 12224 Montague Street Pacoima, CA 91331, unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 470,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
4. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 430,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
5. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 150,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
6. The Visco family which includes the Secretary of the Company Diana Visco owns the controlling shares of Benz Group
7. The Visco family which includes the Secretary of the Company Diana Visco owns the controlling shares of FLD.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Visco Family is an owner and director of FLD Corporation, owns 17,907,003 shares of common stock.

The Visco Family is an owner and director of Benz Group, the holder of 2,819,061 shares of common stock and 2,763,699 shares of Preferred Stock.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement has been continued beyond December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MCKENNON, WILSON & MORGAN, LLP ("MCKENNON")

McKennon was our independent auditor and examined our financial statements to May 4, 2009 and performed the services listed below.

AUDIT FEES

McKennon fees for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during this period was $61,567.

ALL OTHER FEES

DBBMcKennon became our Auditor on May 4, 2009 and its fee to date for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during this period is $24,000

AUDIT RELATED FEES

McKennon was not paid additional fees during that period for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

McKennon was paid aggregate fees of approximately $13,000 for the fiscal year ended September 30, 2009 for professional services rendered for tax compliance, tax advice and tax planning during this fiscal year.

AUDIT COMMITTEE

We do not have an audit committee.

ITEM 15. EXHIBITS

 3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (1)
 3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (1)
 3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000 (2)
 3.4 Amendment to Articles of Incorporation of American Soil Technologies, Inc., dated August 4, 2003 (3)
 3.4      Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (1)
 3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (4)
 3.6      Amendment to Articles of Incorporation, dated November 30, 2006
 4.1      Convertible Debenture - Lump Sum Contribution (Form) (5)
 4.2      Convertible Debenture - Incremental (Form) (5)
10.1 License Agreement between Ron Salestrom, American Soil Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000 (2)
10.2      Sublease Agreement with The Customized Box Company, dated April 1,
          2004 (6)
10.8      Employment Contract with Donette Lamson, dated January 18, 2006 (7)
10.12     Acquisition Agreement for Smart World Organics, dated July 7, 2006 (8)
10.14 Intellectual Property Purchase Agreement with Ray Nielsen, dated December 20, 2006 (9)

10.15     Security Agreement with Ray Nielsen, dated December 22, 2006 (9)
10.16 Purchase and Sale Agreement and Joint Escrow Instructions for Silver Terrace Nurseries, dated November 27, 2007 (12)
10.17     Employment Contract with Carl Ranno, dated May 23, 2008 (13)
10.18     Employment Contract with Neil Kitchen, dated May 23, 2008 (13)
10.19     Employment Contract with Diana Visco, dated May 23, 2008 (13)
21        Subsidiaries: Smart World Organics Inc. a Florida corporation
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

----------
1. Incorporated by reference from our Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006.
4. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
5. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
6. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
7. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2006, filed on May 17, 2006.
8. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006.
9. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
10. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
11. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
12. Incorporated by reference from our Form 10-KSB for the transition period ended September 30, 2007, filed on February 15, 2008.
13. Incorporated by reference from our Form 10-K for the period ended September 30, 2008, filed on January 13, 2009

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                            AMERICAN SOIL TECHNOLOGIES, INC.


DATED: January 13, 2010     By: /s/ Carl P. Ranno
                               -------------------------------------------------
                               Carl P. Ranno
                               Director, Chief Executive Officer, President,
                               and Chief Financial Officer
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Soil Technologies, Inc. and subsidiary (the "Company") as of September 30, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc and subsidiary as of September 30, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company incurred losses in recent history, and has significant working capital and accumulated deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ dbbmckennon
--------------------------

Newport Beach, California
January 13, 2010

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Shareholders and Board of Directors American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Soil Technologies, Inc. and subsidiary (the "Company") as of September 30, 2008, and the related consolidated statement of operations, stockholders' deficit and cash flows for the year ended September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. and subsidiary as of September 30, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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


/s/ McKennon, Wilson & Morgan LLP
----------------------------------------

Irvine, California
January 13, 2009

                        American Soil Technologies, Inc.
                           Consolidated Balance Sheets

                                                                           September 30,          September 30,
                                                                               2009                   2008
                                                                           ------------           ------------
Assets:
  Current assets
    Cash and cash equivalents                                              $     13,604           $      6,286
    Accounts receivable, net of allowance of $38,538 and $38,738
     at September 30, 2009 and 2008, respectively                                16,648                 50,954
    Inventories                                                                  70,227                139,324
    Prepaid expenses and other current assets                                    19,589                 36,123
                                                                           ------------           ------------
      Total current assets                                                      120,068                232,687
  Property and equipment, net                                                    78,824                151,728
  Deposits and other assets                                                         256                217,756
  Goodwill                                                                           --                364,600
  Intangible assets                                                             212,038              1,407,553
                                                                           ------------           ------------

Total assets                                                               $    411,186           $  2,374,324
                                                                           ============           ============
Liabilities and Stockholders' Deficit:
  Current liabilities
    Accounts payable                                                       $  1,120,307           $    993,363
    Accrued liabilities                                                       1,080,031                529,104
    Notes payable                                                             1,924,039              1,947,862
    Capital lease obligations                                                    19,261                 16,358
    Derivative liability                                                             --                 11,580
    Notes payable to related parties                                          1,003,474                917,612
                                                                           ------------           ------------
      Total current liabilities                                               5,147,112              4,415,879
Capital lease obligations                                                         3,527                 22,788
Convertible notes payable                                                       125,000                  3,729
                                                                           ------------           ------------
Total liabilities                                                             5,275,639              4,442,396
                                                                           ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding
   at September 30, 2009 and 2008, respectively                               1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   60,965,590 shares issued and outstanding at September 30, 2009
   and 2008, respectively                                                        60,966                 60,966
  Additional paid-in capital                                                 19,514,437             19,473,603
  Accumulated deficit                                                       (25,821,705)           (22,984,490)
                                                                           ------------           ------------
      Total stockholders' deficit                                            (4,864,453)            (2,068,072)
                                                                           ------------           ------------

Total liabilities and stockholders' deficit                                $    411,186           $  2,374,324
                                                                           ============           ============


                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Operations

                                                                      Year Ended             Year Ended
                                                                     September 30,          September 30,
                                                                         2009                   2008
                                                                     ------------           ------------
Revenue                                                              $    236,954           $    561,704
Cost of goods sold (excluding amortization of intangible assets)          110,483                344,884
                                                                     ------------           ------------
Gross profit                                                              126,471                216,820
                                                                     ------------           ------------
Operating expenses:
  General and administrative                                            1,172,179              1,521,717
  Sales and marketing                                                      44,206                120,355
  Impairment of tooling                                                    67,500                     --
  Amortization of intangible assets                                       346,131                507,157
  Impairment of intangible assets                                       1,213,984                845,390
                                                                     ------------           ------------
Total operating expenses                                                2,844,000              2,994,619
                                                                     ------------           ------------

Loss from operations                                                   (2,717,529)            (2,777,799)

Other (income) expense:
  Interest expense                                                        129,894                347,337
  Change in fair value of derivative liability                            (11,580)              (459,947)
  Other                                                                        --                 (8,907)
  Sale of equipment                                                           572                 21,794
                                                                     ------------           ------------
Loss before income taxes                                               (2,836,415)            (2,678,076)
Provision for income taxes                                                    800                    800
                                                                     ------------           ------------

Net loss                                                             $ (2,837,215)          $ (2,678,876)
                                                                     ============           ============

Net loss per share basic and diluted                                 $      (0.05)          $      (0.05)
                                                                     ============           ============
Weighted average common shares outstanding used
 in per share calculations                                             60,965,590             56,675,474
                                                                     ============           ============


                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                Consolidated Statements of Stockholders' Deficit

                                                                      Series A Preferred              Common Stock
                                                                    ---------------------          ------------------
                                                                    Shares         Amount          Shares      Amount
                                                                    ------         ------          ------      ------
Balance at September 30, 2007                                     2,763,699     $1,381,849       52,674,574    $52,674
  Conversion of debt and accrued interest into common stock              --             --        3,540,616      3,542
  Sale of common stock                                                   --             --        4,075,400      4,075
  Common stock issued with debt                                          --             --          500,000        500
  Stock compensation expense                                             --             --          175,000        175
  Fair value of warrants issued with convertible debt                    --             --               --         --
  Net loss                                                               --             --               --         --
                                                                  ---------     ----------       ----------    -------
Balance at September 30, 2008                                     2,763,699      1,381,849       60,965,590     60,966
  Stock compensation expense                                             --             --               --         --
  Net loss                                                               --             --               --         --
                                                                  ---------     ----------       ----------    -------

Balance at September 30, 2009                                     2,763,699     $1,381,849       60,965,590    $60,966
                                                                  =========     ==========       ==========    =======

                                                                   Paid-in         Accumulated
                                                                   Capital           Deficit             Total
                                                                   -------           -------             -----

Balance at September 30, 2007                                    $ 18,388,636    $(20,305,614)    $   (482,455)
  Conversion of debt and accrued interest into common stock           889,763              --          893,305
  Sale of common stock                                                 86,059              --           90,134
  Common stock issued with debt                                        31,079              --           31,579
  Stock compensation expense                                           72,882              --           73,057
  Fair value of warrants issued with convertible debt                   5,184              --            5,184
  Net loss                                                                 --      (2,678,876)      (2,678,876)
                                                                 ------------    ------------     ------------
Balance at September 30, 2008                                      19,473,603     (22,984,490)      (2,068,072)
  Stock compensation expense                                           40,834              --           40,834
  Net loss                                                                 --      (2,837,215)      (2,837,215)
                                                                 ------------    ------------     ------------

Balance at September 30, 2009                                    $ 19,514,437    $(25,821,705)    $ (4,864,453)
                                                                 ============    ============     ============


                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                              Year Ended            Year Ended
                                                                             September 30,         September 30,
                                                                                 2009                  2008
                                                                             -----------           -----------
Cash flows from operating activities:
  Net loss                                                                   $(2,837,215)          $(2,678,876)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss on disposal of assets                                                     572                37,304
      Impairment of tooling                                                       67,500                    --
      Impairment of goodwill                                                     364,600                    --
      Impairment of intangible assets                                            849,384               845,390
      Depreciation and amortization                                              418,463               628,601
      Stock-based compensation                                                    40,834                73,057
      Change in derivative liabilities                                           (11,580)             (459,947)
      Amortization of debt discount                                                4,811                44,401
  Changes in operating assets and liabilities:
      Accounts receivable                                                         34,306                10,054
      Inventory                                                                   69,097               110,742
      Prepaid expenses and other assets                                          166,534                (3,148)
      Accounts payable                                                           126,944               414,043
      Accrued expenses                                                           550,927               300,442
                                                                             -----------           -----------
       Net cash used in operating activities                                    (154,823)             (677,937)
                                                                             -----------           -----------
Cash flows from investing activities:
  Capital expenditures                                                                --               (17,168)
  Proceeds from sale of assets                                                        --                11,162
  Deposit on real property                                                            --               (83,786)
                                                                             -----------           -----------
       Net cash used in investing activities                                          --               (89,792)
                                                                             -----------           -----------
Cash flows from financing activities:
  Proceeds from related party notes                                               91,450               656,170
  Proceeds from the issuance of debt                                                  --               150,000
  Proceeds from the issuance of convertible debt                                 125,000                    --
  Proceeds from the issuance of common stock                                          --                90,134
  Payments on capital lease obligations                                          (16,358)              (19,957)
  Repayments on related party notes payable                                       (5,587)                   --
  Repayments on notes payable                                                    (32,364)             (137,187)
                                                                             -----------           -----------
       Net cash provided by financing activities                                 162,141               739,160
                                                                             -----------           -----------
Net decrease in cash and cash equivalents                                          7,318               (28,569)
Cash and cash equivalents at beginning of year                                     6,286                34,855
                                                                             -----------           -----------

Cash and cash equivalents at end of year                                     $    13,604           $     6,286
                                                                             ===========           ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                   $    32,969           $    67,992
                                                                             ===========           ===========
  Cash paid during the period for income taxes                               $       800           $       800
                                                                             ===========           ===========
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                  $        --           $   891,834
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

The Company also expanded to provide next-generation and sustainable fertilizers through the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual
Property Purchase Agreement with the founder of Smart World, Ray Nielsen ("Nielsen") that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World. The formulas acquired from Nielsen were deemed not to be proprietary and subsequently deemed to have little or no value (see Note 3). Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, and soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments. Due to losses incurred in 2008, management terminated Smart World employees and seeks to operate through commission-based sales representatives. Additionally, the Company has several debt obligations that are past the contractual maturity date, or are due and payable due to non payment of interest.

GOING CONCERN AND MANAGEMENT'S PLANS
The Company has sustained significant losses and has an accumulated deficit of $25,821,705 and negative working capital of $5,027,044 as of September 30, 2009. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board ("FASB") issued revised accounting guidance which establishes the FASB Accounting Standards Codification ("ASC") as the authoritative source for accounting principles of non-governmental entities to conform to United States Generally Accepted Accounting Principles ("GAAP") used in the preparation of financial statements. The ASC is not intended to change existing guidance for public companies. The new guidance is effective for interim and annual reporting periods ending after September 15, 2009.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories, impairment of goodwill and other intangible assets, valuation of stock options and warrants to purchase common stock and the valuation of the derivative liability.

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

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three (3) to ten (10) years. Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized. Repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation applicable to assets disposed or retired are removed from the accounts, and the gain or loss on disposition is recognized in the respective period.

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

GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES
ASC No. 805, "Business Combinations", requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. ASC No. 350, requires that an acquired intangible asset meeting certain criteria shall be initially recognized, and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived assets should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

In accordance with ASC No. 350, "Intangible, Goodwill and Other", the goodwill impairment test has two steps. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination.

FAIR VALUE MEASUREMENTS
ASC 820-10 (SFAS No. 157), "Fair Value Measurements and Disclosures - Overall" provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value.

     * LEVEL 1: Quoted prices in active markets for identical assets or liabilities.
     * LEVEL 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
     * LEVEL 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ACCOUNTING FOR CONVERTIBLE DEBT
Convertible debt is accounted for under the guidelines established by ASC No. 470 Topic 20, "Debt with Conversion and Other Options" and ASC No. 740, "Income Tax". The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC No. 718, "Compensation - Stock Compensation", except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments, as defined in ASC No. 815, "Derivatives and Hedging", consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including convertible debt that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC No. 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in the Company's consolidated financial statements.

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

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expense was $5,874 and $17,952, for years ended September 30, 2009 and 2008, respectively.

REVENUE RECOGNITION
In accordance with ASC No. 605, "Revenue Recognition", revenue is recognized when products are shipped to a customer and the risks and rewards of ownership have passed based on the terms of the sale.

SHIPPING AND HANDLING
Shipping and handling fees charged to customers are included in net sales in accordance with ASC 605, "Revenue Recognition". The shipping and handling costs incurred by the Company are included in cost of sales.

INCOME TAXES
Deferred income taxes are determined using the liability method in accordance with ASC 740, Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and its ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Effective September 30, 2007, the Company adopted ASC No. 740 Topic 10, "Income Taxes", General ("ASC 740.10"). ASC 740.10 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return. The Company utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of September 30:

                                      2009           2008
                                      ----           ----
Percent of accounts receivable         64%            69%
Number of customers                     4              4

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                      2009           2008
                                      ----           ----
Percent of sales                       64%            10%
Number of customers                     3              1

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

STOCK-BASED COMPENSATION
The Company accounts for equity based compensation under the provisions of ASC No. 718, "Compensation, Stock Compensation" ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in operations. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

ACCOUNTING FOR STOCK OPTIONS ISSUED TO CONSULTANTS
The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 Topic 50, "Equity-Based Payments to Non-Employees". The fair value of the options issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the following periods:

                                                      2009               2008
                                                   ----------         ----------
Convertible debt                                    3,125,000         50,000,000
Series A convertible preferred stock                2,763,699          2,763,699
                                                   ----------         ----------
                                                    5,888,699         52,763,699
                                                   ==========         ==========

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board ("FASB") issued ASC 820-10, "Fair Value Measurements and Disclosures - Overall", for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company's financial condition or results of operations. In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic
820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company's financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles ("ASC 105"). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the "GAAP hierarchy") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 had no material effect on the Company's financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under ASC 810, "Consolidation" and require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, and early adoption is prohibited. The adoption of this update will have no material effect on the Company's financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued ASC 860-10, "Transfers and Servicing - Overall", the codification of FASB Statement No. 140" ("SFAS 166"). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

3. INVENTORIES

Inventories consist of the following at September 30:

                                       2009            2008
                                     --------        --------

Raw materials                        $ 64,818        $ 89,822
Finished goods                          5,409          49,502
                                     --------        --------
                                     $ 70,227        $139,324
                                     ========        ========

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30:

                                              Estimated
                                             useful life
                                             (in years)        2009              2008
                                             -----------     ---------         ---------
Machinery                                       10           $ 598,906         $ 599,946
Vehicles                                         5              44,615            44,615
Office furnishings, fixtures and equipment     3-5              46,330            46,330
                                                             ---------         ---------
                                                               689,851           690,891
Less accumulated depreciation                                 (611,027)         (539,163)
                                                             ---------         ---------
                                                             $  78,824         $ 151,728
                                                             =========         =========

Depreciation expense for the years ended September 30, 2009 and 2008 was $72,332 and $121,444, respectively.

The Company classified $67,500 of tooling costs in deposits and other assets as of September 30, 2008. As of September 30, 2009, the Company fully impaired these assets as it was determined they would not be recoverable through future cash flows.

5. INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the components of intangible assets as of September 30:

                                             Polymer                                     Smart World
                                           application    Turf trade     Soil Medic      patents and
                                             patents        secrets        patent          formulas         Total
                                             -------        -------        ------          --------         -----
Beginning balance at December 31, 2007      $ 311,498       $ 34,488      $1,578,531      $  835,583     $2,760,100
  Additions                                        --             --              --              --             --
  Amortization                               (103,833)       (11,495)       (252,565)       (139,264)      (507,157)
  Impairment                                       --             --        (845,390)             --       (845,390)
                                            ---------       --------      ----------      ----------     ----------
Balance at September 30, 2008                 207,665         22,993         480,576         696,319      1,407,553
  Additions                                        --             --              --              --             --
  Amortization                               (103,833)       (11,496)        (91,538)       (139,264)      (346,131)
  Impairment                                 (103,832)       (11,497)       (177,000)       (557,055)      (849,384)
                                            ---------       --------      ----------      ----------     ----------
Balance at September 30, 2009               $      --       $     --      $  212,038      $       --     $  212,038
                                            =========       ========      ==========      ==========     ==========
Weighted average remaining life at:
September 30, 2009                                                                                              4.2
September 30, 2008                                                                                              5.8

In connection with the Soil Medic patent rights acquired in the Company's acquisition of AFTI, during fiscal 2007 and early into fiscal 2008, the management experienced a problem with the manufacturing of the formulas. During 2008, the Company resolved the manufacturing problems and began to remarket these products. During the fourth quarter of fiscal 2008, management evaluated the carrying value of these formulas. As a result of the above problems, management reduced its projected future sales and resulting cash flows resulted in an impairment charge of $845,390 during the year ended September 30, 2008.

As of September 30, 2009, the Company evaluated the carrying value of its intangible assets and goodwill. Due to the lack of funding to execute certain business plans and the current state of the capital markets, management reduced its projected future sales and resulting cash flows resulted in an impairment charge of $849,384 related to intangible assets and $364,600 related to goodwill during the year ended September 30, 2009.

The amortization expense was $346,131 and $507,157 for the years ended September 30, 2009 and 2008, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets is as follows for the years ended September 30:

2010                             $ 49,891
2011                               49,891
2012                               49,891
2013                               49,891
2014                               12,474
                                 --------
                                 $212,038
                                 ========

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

                                    2009              2008
                                  --------          --------
Interest                         $  282,349       $  237,091
Interest to related parties         101,427           54,578
Compensation and related            696,255          236,287
Other                                    --            1,148
                                 ----------       ----------
                                 $1,080,031       $  529,104
                                 ==========       ==========

7. NOTES PAYABLE

Notes payable consists of the following at September 30:

                                                                   2009                  2008
                                                               -----------           -----------
Debenture payable to a related party.  Original balance        $    25,000           $    25,000
of  $25,000  bearing  interest  at 8%  per  annum  with
interest   payable   quarterly.    The   principal   is
convertible  into common stock at a conversion price of
$0.50 per share. The principal is unsecured and was due
February 1, 2008

Debenture  payable to a related party bearing  interest             25,000                25,000
at 8% per annum with interest  payable  quarterly.  The
principal  is  convertible   into  common  stock  at  a
conversion  price of $0.50 per share.  The principal is
unsecured and was due February 1, 2008.

Note payable to a related  party,  original  balance of             85,000                85,000
$85,000 bearing interest at prime rate of 3.25% and 5%
payable monthly. Note is unsecured and was due August
31, 2009.

Note  payable to  Diana Visco  bearing  interest at the            691,450               600,000
prime rate of 3.25% and 5% at  September  30,  2009 and
2008,  respectively and is payable monthly. The note is
unsecured and is due on September 2010.

Note payable to Carl Ranno. The note was paid in 2009.                  --                 5,587

Convertible  debenture  payable  to  a  related  party.            177,024               177,024
Original balance of $250,000 bearing interest at a rate
of  10%  per  annum.  Monthly  principal  and  interest
payments of $3,000 are due through  2014.   The note is
in  default for  non-payment.  Principal is convertible
into common  stock at a  conversion  price of $3.00 per
share. The note is unsecured.

Debenture  payable to Ray Nielsen bearing interest at a          1,500,000             1,500,000
rate of 8% per annum with interest  payable  quarterly.
The  note  is  secured  by  the  intellectual  property
acquired from the note holder. The principal was due on
January 19, 2008 (see below for further discussion).

Convertible  note  payable to an unrelated  party.  The            125,000                    --
note is unsecured,  convertible at $0.04 per share, and
is due March 2, 2010 bearing  interest at 8% per annum.
The  note  was   converted  on  October  8,  2009  into
3,125,000  shares of common  stock,  and  therefore has
been classified at long-term.

Debenture   payable  to  an  unrelated   party  bearing             30,000                30,000
interest  at a  rate  of 8%  per  annum  with  interest
payable quarterly. The note is unsecured. The principal
was due on October 1, 2008.

Debenture   payable  to  an  unrelated   party  bearing             30,000                30,000
interest  at a  rate  of 8%  per  annum  with  interest
payable quarterly. The note is unsecured and was due on
October 1, 2008.

Debenture   payable  to  an  unrelated   party  bearing             30,000                30,000
interest  at a  rate  of 8%  per  annum  with  interest
payable  quarterly.  Note  is  unsecured  and  was  due
October 1, 2008.

Note payable to finance  company,  original  balance of              4,455                12,320
$48,542  bearing  interest at a rate of 2.9% per annum.
Monthly principal and interest payments of $736 are due
through  2009.  The note is  collateralized  by vehicle
financed.

Note payable to finance  company,  original  balance of                 --                19,817
$75,000 bearing  interest at a rate of 17.7% per annum.
The loan is  collateralized  by the  polymer  injection
machine being financed.

Notes  payable  to  various   unrelated   parties  with            254,584               259,266
interest  rates  ranging  from 6% to 20%. The notes are
currently in default.

Debenture to an unrelated  party bearing  interest at a             75,000                75,000
rate of 10% per annum with interest payable  quarterly.
Note is unsecured and was due on July 18, 2009.
                                                               -----------           -----------
                                                                 3,052,513             2,874,014
Less: debt discounts                                                    --                (4,811)
                                                               -----------           -----------
                                                                 3,052,513             3,119,401

   Current portion                                              (2,927,513)           (2,865,474)
                                                               -----------           -----------
   Long-term portion                                           $   125,000           $     3,729
                                                               ===========           ===========

CONVERTIBLE NOTES PAYABLE
On October 25, 2007, the Company and holders of an aggregate of $120,000 outstanding convertible notes agreed to extend the maturity until October 1, 2008 of the outstanding principal balance from $0.30 to $0.10 while the market price was $0.09 per share. The Company also granted to one holder, a warrant to purchase 100,000 shares of the Company's common stock. The warrants vested immediately have an exercise price of $0.10 per share and expire two years from the date of issuance. The fair value of the warrants was approximately $6,267 as determined by the Black-Scholes option pricing model using the following assumptions:

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

On September 2, 2009, the Company entered into a convertible note payable Agreement with a third party investor for $125,000. The note is unsecured and is due on March 2, 2010, bearing interest at 8% per annum. The note is convertible in to common stock at the option of the holder at any time at a conversion price of $0.04 per share. The note was converted into 3,125,000 shares of common stock on October 8, 2009. The conversion price being equal to the stock price on the date of issuance.

NOTES PAYABLE
On December 7, 2007, the Company issued a $150,000 face value non-convertible note due January 15, 2008 together with 500,000 shares of common stock. The proceeds from the issuance of the note and underlying common stock were allocated based on their relative fair value on the date of issuance. The note was assumed and repaid by Ms. Visco in January 2008.

8% CONVERTIBLE DEBENTURE
On December 20, 2006, the Company purchased exclusive soil additive formulas, proprietary software, trademarks and patents. The Company funded the acquisition through the issuance of $1,500,000 of 8% Convertible Debenture ("Convertible Note") to Raymond Nielsen ("Holder"). The Debenture was convertible into common stock at the option of the Holder. The conversion price was equal to the closing price of the Company's common stock for the day immediately preceding the date of the conversion. See Note 11 for discussion of litigation regarding this note.

The Convertible Note contained an embedded conversion feature ("ECF") as prescribed in ASC No. 815. The Company also assessed whether bifurcation of the ECF from the debt host met certain criteria. The ECF met all three criteria of ASC No. 815 Topic 10: (1) the conversion feature is not clearly and closely related to the host component, (2) the convertible instrument is not accounted for at fair value, and (3) the ECF meets the definition of a derivative in Topic 10 of ASC No. 815.

To assess whether or not the ECF would be classified as stockholders' equity if it were freestanding, management considered the guidance in ASC No. 815 "Derivatives and Hedging" in assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the Convertible Note was considered "conventional." ASC 815 defines conventional convertible debt as debt whereby the holder will, at the issuer's option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. As a result of the ECF not being convertible into a fixed number of shares of stock and that the Company not ultimately knowing the number of common shares that could be issued upon exercise (no floor on the ECF) management determined the Convertible Note was not "conventional". As of September 30, 2008, based on the current number of outstanding common shares, together with the number of shares of common stock the Convertible Note may be converted into, the Company does not have enough authorized shares available for issuance to permit for this potential conversion. The conversion option ceased during 2009.

This caused the ECF to be classified as derivative financial instruments under ASC No. 815. The accounting treatment requires the Company to record the ECF as a derivative liability on the balance sheet at its fair values as of each reporting date. Any change in the Company's stock price results in a change in the fair value of the derivative liability was recorded as non-operating, non-cash income or expense at each reporting date in the accompanying consolidated statement of operations. The derivative was valued using the Black-Scholes option pricing model and was classified in the consolidated balance sheet as a short-term liability as the underlying note is past due and in default for non-payment.

The conversion option ceased during 2009.

The fair value of the ECF was determined using the Black-Scholes option pricing model with the following assumptions at September 30, 2008:

                                                          2008
                                                         -------
Fair value of underlying common stock                    $  0.03
Expected life (in years)                                       0
Risk-free interest rate                                     1.02%
Expected volatility                                       193.50%
Dividend yield                                                 0%

8. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended September 30:

                                                           2009           2008
                                                          ------         ------
Federal                                                   $   --         $   --
State                                                       (800)          (800)
                                                          ------         ------
Provision for income taxes                                $ (800)        $ (800)
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

                                                              2009        2008
                                                            -------     -------

Statutory rate                                               (34.0)%     (34.0)%
Increase (decrease) in taxes resulting from the following:
  State income taxes, net of federal benefit                    2.6%        2.9%
  Amortization of debt discount                                 0.0%        0.6%
  Derivative liability                                       (0.14)%      (5.8)%
  Change in valuation allowance                               31.54%       36.3%
                                                             ------      ------
                                                                 --%         --%
                                                             ======      ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30:

                                                     2009              2008
                                                  -----------       -----------
Deferred tax assets (liabilities):
Current:
  Reserves and accruals                           $   513,023       $   229,282
Non-current:
  Intangible assets                                   597,000           237,935
  Net operating losses                              7,306,182         5,868,713
  Other                                                56,032            49,764
  Valuation allowance                              (8,472,237)       (6,385,694)
                                                  -----------       -----------
                                                  $        --       $        --
                                                  ===========       ===========

At September 30, 2009 and 2008, the valuation allowance was increased by a total of $2,086,542 and $467,175 respectively. At September 30, 2009, the Company had federal net operating loss carryforwards of approximately $23,282,221 that expire from 2010 through 2029 and state net operating carryforwards of $7,952,737 expiring from 2010 through 2014. These net operating losses may be suspended or limited due to changes in State and Federal legislation, as well as a possible change in ownership as defined under Section 382 of the IRC.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company leases real property located in Pacoima, California from an entity owned by Ms. Visco. The Company currently occupies this facility on a month-to-month basis. Rent expense under this lease for the year ended September 30, 2009 and 2008 was $7,061 and $7,061, respectively.

In connection with the acquisition Smart World, the Company assumed leases for a warehouse and office space which expired on April 30, 2008 and November 30, 2007, respectively. The Company is currently renting this facility on a month-to-month basis for $2,914 per month.

On November 3, 2006, the Company entered into an agreement to lease approximately 100 acres of land in San Mateo, CA. for the purpose of obtaining water rights to be used in operations. This lease was subsequently terminated after management determined that the water rights were not as represented to them. Per the terms of the agreement, lease payments were $100,000 per year for a total of seven years or $700,000. The Company paid the first year's rent in advance of $100,000 and a security deposit of $100,000. Management made a demand for return of the amounts paid, without success. Due to the lack of capital to pursue the matter, management determined that it is unlikely the Company will be able to recover such amounts, and accordingly, they recorded a provision for loss on the security deposit in the amount of $100,000 during the year ended September 30, 2009.

CAPITAL LEASES
The Company leases certain equipment under capital leases. Minimum annual required lease payments under the lease agreements are as follows as of September 30:

2010                                                       $ 21,600
2011                                                          3,600
                                                           --------
Total minimum lease payments                                 25,200

Less amount representing interest                            (2,412)
                                                           --------
Present value of future minimum lease payments               22,788
Current portion                                              19,261
                                                           --------
Long-term portion                                          $  3,527
                                                           ========

Equipment under capital leases included in machinery and equipment at September 30, 2009 are as follows:

Machinery and equipment                                    $ 75,000
Less - accumulated depreciation                             (56,250)
                                                           --------
                                                           $ 18,750
                                                           ========

PENDING PROPERTY ACQUISITION
On November 27, 2007, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions to acquire real property in Pescadero, California for a purchase price of $5,400,000. The property has been improved with approximately 700,000 square feet of greenhouses and the Company plans to continue to operate the property as a nursery. In connection with the agreement, the Company deposited $50,000 with the escrow agent of which a $10,000 non-refundable deposit was released to the sellers. In December 2007, per the terms of the agreement, the Company was to have deposited an additional $100,000 into the escrow account on or before December 14, 2007 if the Company's due diligence had been completed. Said due diligence has not been completed, therefore the deposit has not been made. The remaining $5,350,000 was due by December 28, 2007, the original closing date, and then extended to May 27, 2008. As of the current date, the remaining amounts have not been paid and no action has been taken to recover the deposit or close the transaction. Based on the passage of time, the Company believes it is more likely than not that such amounts will not be recovered. As a result the $50,000 in deposits have been charged to general and administrative expense in the consolidated statement of operations.

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company has 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us.

11. PREFERRED STOCK

The Company has 10,000,000 preferred stock authorized of which 2,763,699 shares of $0.50 stated value Series A convertible preferred stock ("Series A Preferred") are issued and outstanding as of September 30, 2009 and 2008. The Series A Preferred have the following characteristics:

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

LIQUIDATION PREFERENCE
Each holder is entitled to be paid the stated value of their holdings out of the assets of the Company, prior and in preference to any payment or distribution out of the assets of the Company to the holders' common stock or any other class or series of capital stock.

12. COMMON STOCK

STOCK OPTIONS
In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized for grant. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value or in the case of a grant of an incentive stock option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option is granted. The 2002 Plan terminates in November 2012. The options are fully-vested when granted and are exercisable for a period of ten years from the date of grant and are subject to cancellation upon termination of employment. The Company has granted options to purchase 1,010,000 shares and 300,000 shares with exercise prices of $0.50 and $0.25, respectively. The market price at the date of grant was $0.12. At September 30, 2009, 690,000 stock options are available for grant.

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

The following table summarizes stock option activity under the above stock option plans:

                                                                                  Weighted-Average
                                                                                     Remaining
                                          Number of         Weighted-Average      Contractual Term
                                           Shares           Exercise Price           (in years)
                                           ------           --------------           ----------
Outstanding at September 30, 2007           680,000              $0.50                   5.1
  Granted                                 3,330,840               0.11
  Exercised                                      --
  Cancelled                              (1,579,000)              0.17
                                        -----------
Outstanding at September 30, 2008         2,431,840               0.18                   3.9
  Granted                                        --
  Exercised                                      --
  Cancelled                                (435,840)              0.11
                                        -----------
Outstanding at September 30, 2009         1,996,000              $0.19                   3.0
                                        ===========

The fair value of stock options awarded were estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price was based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

                                                    2009            2008
                                                    ----            ----
Weighed-average fair value of options granted        n/a           $0.11
Weighted-average assumptions:
  Expected volatility                                n/a             145%
  Dividend yield                                     n/a               0%
  Expected option life                               n/a          5 years
  Risk-free interest rate                            n/a               4%

                                       Outstanding                                      Exercisable
                    ----------------------------------------------     -------------------------------------------
                                    Weighted      Weighted Average                   Weighted     Weighted Average
                                    Average          Remaining                       Average         Remaining
                    Number of       Exercise      Contractual Life     Number of     Exercise     Contractual Life
Exercise Prices       shares         Price           (in years)          shares       Price          (in years)
---------------       ------         -----           ----------          ------       -----          ----------
    $0.50             470,000        $0.50               3.1             470,000      $0.50             3.1
    $0.11           1,526,000        $0.11               3.0             763,000      $0.11             3.0

At September 30, 2009, total unrecognized estimated compensation expense of $71,000 related to 763,000 non-vested stock options is expected to be recognized over a weighted-average period of 2.0 years.

Stock based compensation expense was $40,834 and $72,882 for the years ended September 30, 2009 and 2008, respectively.

WARRANTS TO PURCHASE COMMON STOCK
The following tables summarize the issuances of warrants to purchase shares of the Company's common stock:

                                                     Number of
                                                      Shares
                                                      -------
Outstanding at September 30, 2007                     834,000
  Granted                                              50,000
  Exercised                                                --
  Cancelled                                                --
                                                     --------
Outstanding at September 30, 2008                     884,000
  Granted                                                  --
  Exercised                                                --
  Cancelled                                          (100,000)
                                                     --------
Outstanding at September 30, 2009                     784,000
                                                     ========

                                              As of September 30, 2009
                    -------------------------------------------------------------------------
                                     Outstanding                            Exercisable
                    ----------------------------------------------     ----------------------
                                    Weighted      Weighted Average                   Weighted
                                    Average          Remaining                       Average
   Range of          Number of      Exercise      Contractual Life     Number of     Exercise
Exercise Prices       shares        Price           (in years)          shares       Price
---------------       ------         -----           ----------          ------       -----
 $0.07 - $0.30       784,000         $0.23              0.1             184,000       $0.23

13. RELATED PARTY TRANSACTIONS

YEAR ENDED SEPTEMBER 30, 2009

During the year ended September 30, 2009, Ms. Visco loaned the Company an additional $91,450. This note was consolidated with a note issued in August 2008 to Ms. Visco for $600,000, and accordingly the previous note has been superceeded. The new note is for a total of $691,450. The principal is due on September 30, 2010. Interest is payable monthly based upon the prime rate.

YEAR ENDED SEPTEMBER 30, 2008

On August 18, 2008, Ms. Visco converted $41,383 of outstanding notes payable into 1,379,428 shares of common stock based on the closing stock price on the date of conversion.

On May 8, 2008, Ms. Visco loaned the Company an additional $85,000 which is due August 31, 2008. Interest is payable monthly based on the prime rate.

In August 2008, the Company executed a promissory note for all amounts due and payable at that time to Ms. Visco in the amount of $600,000. This note was superceeded by a new note issued in fiscal 2009 as noted above.

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

Rent expense incurred in connection with an entity partially controlled by Ms. Visco was $7,061 for each of the year ended September 30, 2009 and 2008.

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controlled was $25,145 and $73,690 for the year ended September 30, 2009 and 2008, respectively.

14. SUBSEQUENT EVENTS

On October 8, 2009, a third party investor converted a promissory note with an outstanding balance of $125,000 into 3,125,000 shares of common stock at the contractual exercise price $0.04 per share.

On October 9, 2009, the Company issued 4,000,000 shares of common stock at $0.03 per share to officers and directors.

On December 29, 2009, the Company completed a settlement of litigation. See Note 10.

The Company has evaluated subsequent events through January 13, 2010.