Form 10-Q
period 2009-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2010-03-23
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 23, 2010, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                      3

         Consolidated Balance Sheets - December 31, 2009 and
         September 30, 2009                                                 3

         Consolidated Statements of Operations -
         For the three months ended December 31, 2009 and 2008              4

         Consolidated Statements of Cash Flow -
         For the three months ended December 31, 2009 and 2008              5

         Consolidated Notes to Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk        14

Item 4.  Controls and Procedures                                           14

Item 4T. Controls and Procedures                                           14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 1A. Risk Factors                                                      15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits                                                          16

SIGNATURES                                                                 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               December 31,          September 30,
                                                                                  2009                   2009
                                                                              ------------           ------------
Assets:

Current assets
  Cash and cash equivalents                                                   $      1,823           $     13,604
  Accounts receivable, net of allowance of $35,538 and
   $38,538 at December 31, 2009 and September 30, 2009, respectively                 7,015                 16,648
  Inventories                                                                       69,025                 70,227
  Prepaid expenses and other current assets                                         19,083                 19,589
                                                                              ------------           ------------
      Total current assets                                                          96,946                120,068
Property and equipment, net                                                         71,172                 78,824
Deposits and other assets                                                               --                    256
Intangible assets                                                                  199,565                212,038
                                                                              ------------           ------------
      Total assets                                                            $    367,683           $    411,186
                                                                              ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                            $    769,946           $    802,095
  Due to related parties                                                           330,837                318,212
  Accrued liabilities                                                            1,212,822              1,080,031
  Notes payable                                                                  1,921,858              1,924,039
  Capital lease obligations                                                         18,264                 19,261
  Notes payable to related parties                                               1,051,974              1,003,474
                                                                              ------------           ------------
      Total current liabilities                                                  5,305,701              5,147,112
Capital lease obligations                                                               --                  3,527
Notes payable                                                                           --                125,000
                                                                              ------------           ------------
      Total liabilities                                                          5,305,701              5,275,639
                                                                              ------------           ------------

Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000
   shares authorized, 2,763,699 shares issued and outstanding
   at December 31, 2009 and September 30, 2009, respectively                     1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 and 60,965,590 shares issued and outstanding at
   December 31, 2009 and September 30, 2009, respectively                           68,091                 60,966
  Additional paid-in capital                                                    19,769,248             19,514,437
  Accumulated deficit                                                          (26,157,206)           (25,821,705)
                                                                              ------------           ------------
      Total stockholders' deficit                                               (4,938,018)            (4,864,453)
                                                                              ------------           ------------
Total liabilities and stockholders' deficit                                   $    367,683           $    411,186
                                                                              ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months           Three Months
                                                            Ended                  Ended
                                                         December 31,           December 31,
                                                             2009                   2008
                                                         ------------           ------------
Revenue                                                  $     10,258           $     65,565
Cost of goods sold (excluding amortization of
 intangible assets)                                             6,831                 28,144
                                                         ------------           ------------
      Gross profit                                              3,427                 37,421
                                                         ------------           ------------
Operating expenses:
  General and administrative                                  299,571                233,913
  Sales and marketing                                             317                 20,768
  Amortization of intangible assets                            12,473                 86,533
                                                         ------------           ------------
      Total operating expenses                                312,361                341,214
                                                         ------------           ------------

Loss from operations                                         (308,934)              (303,793)

Other (income) expense
  Interest expense                                             26,567                 31,765
  Change in fair value of derivative liability                     --                  1,394
  Loss on sale of property and equipment                           --                    572
                                                         ------------           ------------
Loss before income taxes                                     (335,501)              (337,524)
Provision for income taxes                                         --                     --
                                                         ------------           ------------
Net loss                                                 $   (335,501)          $   (337,524)
                                                         ============           ============

Net loss per share, basic and diluted                    $      (0.00)          $      (0.01)
                                                         ============           ============

Weighted average common shares outstanding                 67,427,547             60,965,590
                                                         ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months        Three Months
                                                                             Ended               Ended
                                                                          December 31,        December 31,
                                                                              2009                2008
                                                                           ---------           ---------
Cash flows from operating activities:
  Net loss                                                                 $(335,501)          $(337,524)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Disposal of assets                                                            --                 572
    Depreciation and amortization                                             20,125             115,871
    Stock-based compensation                                                 136,936              10,745
    Change in derivative liabilities                                              --               1,394
    Amortization of debt discount                                                 --               1,539
  Changes in operating assets and liabilities:
    Accounts receivable                                                        9,633              48,538
    Inventory                                                                  1,202              10,198
    Prepaid expenses and other assets                                            762               1,194
    Accounts payable                                                         (32,149)             65,548
    Due to related parties                                                    12,625                  --
    Accrued expenses                                                         132,791              96,200
                                                                           ---------           ---------
      Net cash provided by (used in) operating activities                    (53,576)             14,275
                                                                           ---------           ---------
Cash flows from financing activities:
  Proceeds from related party notes                                           48,500                  --
  Payments on capital lease obligations                                       (4,524)             (3,842)
  Repayments on related party notes payable                                       --              (5,587)
  Repayments on notes payable                                                 (2,181)             (6,757)
                                                                           ---------           ---------
     Net cash provided by (used in) financing activities                      41,795             (16,186)
                                                                           ---------           ---------

Net decrease in cash and cash equivalents                                    (11,781)             (1,911)
Cash and cash equivalents at beginning of period                              13,604               6,286
                                                                           ---------           ---------
Cash and cash equivalents at end of period                                 $   1,823           $   4,375
                                                                           =========           =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                 $      --           $   6,074
                                                                           =========           =========
  Cash paid during the period for income taxes                             $      --           $      --
                                                                           =========           =========

Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                $(125,000)          $      --
                                                                           ---------           ---------


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


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

The Company also expanded to provide next-generation and sustainable fertilizers thru the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen ("Nielsen") that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World. The formulas acquired from Nielsen were deemed not to be proprietary and subsequently deemed to have little or no value. Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, and soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments. Due to losses incurred in 2008, management terminated Smart World employees and seeks to operate through commission-based sales representatives. Additionally, the Company has several debt obligations that are past the contractual maturity date or are due and payable due to non payment of interest.

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $26,157,206 and negative working capital of $5,208,755 as of December 31, 2009. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the Company's Form 10-K have been omitted. The results of operations for the three month periods ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories, carrying value of the intangible assets, valuation of stock options, and the valuation of the derivative liability.

Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate in accordance with Accounting Standards Codification ("ASC") 250 - Accounting Changes and Error Corrections, formerly Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections
- A Replacement of APB Opinion No. 20 and FASB Statement No. 3".

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

                                                2009          2008
                                                ----          ----

     Percent of accounts receivable              76%           85%
     Number of customers                          3             3

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended December 31:

                                                2009          2008
                                                ----          ----

     Percent of sales                            85%           80%
     Number of customers                          4             3

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three months ended December 31:

                                                    2009                 2008
                                                -----------          -----------

     Series A convertible preferred stock         2,763,699            2,763,699
     Convertible debt                                    --          150,000,000
                                                -----------          -----------
                                                  2,763,699          152,763,699
                                                ===========          ===========

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS--a consensus of the FASB Emerging Issues Task Force, codified into ASC 605 REVENUE RECOGNITION which provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning of the Company's fiscal year, or October 1, 2009. This standard will not have a significant impact on the Company's operating results based on current revenue generating activities.

4. INVENTORIES

Inventories consist of the following at:

                                              December 31,         September 30,
                                                 2009                  2009
                                              ----------            ----------

     Raw materials                            $   64,481            $   64,818
     Finished goods                                4,544                 5,409
                                              ----------            ----------
                                              $   69,025            $   70,227
                                              ==========            ==========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                              December 31,         September 30,
                                                 2009                  2009
                                              ----------            ----------

     Interest                                 $  289,581            $  282,349
     Interest to related parties                 113,366               101,427
     Compensation and related                    809,744               696,255
     Other                                           131                    --
                                              ----------            ----------
                                              $1,212,822            $1,080,031
                                              ==========            ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2009, Ms. Diana Visco loaned the Company an additional $48,500. This note was consolidated with a note issued in August 2009 to Ms. Visco for $691,450, and accordingly the previous note has been superceeded. The new note is for a total of $739,950. The principal is due on September 30, 2010. Interest is payable monthly based upon the prime rate.

NOTE PAYABLE

On October 8, 2009, a third party investor converted a promissory note with an outstanding balance of $125,000 into 3,125,000 shares of common stock at the contractual exercise price $0.04 per share.

7. COMMON STOCK

STOCK OPTIONS

As of December 31, 2009, there were 1,996,999 stock options outstanding with a weighted average exercise price of $0.19 and a remaining contractual life of
2.75 years. Stock option expense for the quarters ending December 31, 2009 and 2008 was $8,936 and $10,745, respectively which is included in general and administrative expenses in the accompanying Statements of Operations.

On October 8, 2009, the Company issued 3,125,000 shares of common stock for settlement of a note. See Note 6.

On October 9, 2009, the Company issued 4,000,000 shares of common stock at $0.032 per share to officers and directors for services rendered. The shares were immediately vested and accordingly, the Company valued the shares based on the Company's stock price on the date of grant.

8. LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Stockhausen has filed a motion to strike our answer and counterclaim which has been recommended to the judge by the magistrate. We have filed a brief in opposition, as well as an explanation of damages and are awaiting the court's decision. We have been advised that the court has taken the matter under advisement.

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed would be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement.

8. SUBSEQUENT EVENT

On January 12 2010, Diana Visco loaned the Company $35,725 to fund certain operating expenses of the Company. The amount is due upon demand and added to previous notes discussed in Note 6.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                   Three Months Ended        Three Months Ended
                                    December 31, 2009         December 31, 2008
                                    -----------------         -----------------
                                      (Unaudited)               (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                              $     10,258               $     65,565
Net Loss                                 (335,501)                  (337,524)
Net Loss per Share                   $      (0.00)              $      (0.01)

                                    December 31, 2009         September 30, 2009
                                    -----------------         ------------------
                                      (Unaudited)                 (Audited)
BALANCE SHEET DATA:
Current Assets                       $     96,946               $    120,068
Total Property & Equipment, Net            71,172                     78,824
Intellectual Property, Net                199,565                    212,038
Total Assets                              367,683                    411,186
Total Current Liabilities               5,305,701                  5,147,112
Accumulated Deficit                  $(26,157,206)              $(25,821,705)

THREE MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED) COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED)

REVENUES

Revenues for the three months ended December 31, 2009 were $10,258 compared to $65,565 for the three months ended December 31, 2008, a decrease of 84.4%. This decrease in revenue is a direct result of the lack of capital necessary to promote our products and the continuing effect of our decline in linear polymer business caused by defective product received from our linear polymer supplier. We are in litigation with our linear polymer supplier and have commenced settlement negotiations. We continue to lose linear polymer sales because of reluctance by our customers to purchase product from us over concerns about receiving defective product.

COST OF SALES

Cost of goods sold decreased to $6,831 for the three months ended December 31, 2009 from $29,144 for the three months ended December 31, 2008. The decrease in the cost of sales is the result of the decrease revenues during this period. Our gross margins were 33% and 57% for the three months ended December 31, 2009 and 2008, respectively. The decrease in our gross margins was due to reduction in sales in relation to fixed costs of sales during three months ending December 31, 2009.

OPERATING EXPENSES

Operating expenses decreased 9% to $312,361 from $341,214 for the three-month period ended December 31, 2009 and 2008, respectively. This decrease in operating expenses was a result in decreased operations offset by increased stock-based compensation charges. Our amortization expense decreased to $12,473 for the three months ended December 31, 2009 from $86,533 for the three months ended December 31, 2008 due to impairment of certain intangible assets as of September 30, 2009.

NET LOSS

We experienced a net loss from operations of $335,501 for the three months ended December 31, 2009 as compared to a net loss of $337,524 for the three months ended December 31, 2008. Our sales and marketing expenses decreased from $20,768 in the three months ended December 31, 2008 to $317 for the three months ended December 31, 2009. The decrease in the net loss is directly related to a reduction in certain staff and reduced operations offset by increased stock-based compensation charges. Revenue from the sale of products decreased from $65,565 for the three months ended December 31, 2008 to $10,258 for the three months ended December 31, 2009. This decrease in revenue is a direct result of lack of capital preventing proper sales support and ability to promote our products, as well as the continuing effect of defective product received in prior periods as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,823 and $13,604 at December 31, 2009 and September 30, 2009, respectively. Net cash used in operations was $53,576 for the period ended December 31, 2009 compared to net cash provided by operations of $14,275 for the comparable period ended December 31, 2008. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At December 31, 2009, the outstanding balance of the debentures was $2,973,832. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $421,858 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $739,950 bearing interest at prime; (d) various loans from related parties totaling $312,024 bearing interest ranging from prime to 12%

Interest expense for the three months ended December 31, 2009 and 2008 was $26,567 and $31,765, respectively.

We have a working capital deficit $5,208,755 as of December 31, 2009 compared to working capital deficit of $5,027,044 as of September 30, 2009. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $26,157,206 and a working capital deficit of approximately $5,208,755 as of December 31, 2009. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern in our most recent 10K for the year ended September 30, 2009.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. For the year ended September 30, 2009, the Chief Executive Officer had evaluated the effectiveness of our disclosure controls and procedures and had determined that asset recoverability analysis needs to be improved. In response to this deficiency, we hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that the changes implemented enabled the Company to improve its timely reporting of the required assessment analysis and related disclosures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

There has been no other change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Stockhausen has filed a motion to strike our answer and counterclaim which has been recommended to the judge by the magistrate. We have filed a brief in opposition, as well as an explanation of damages and are awaiting the court's decision. We have been advised that the court has taken the matter under advisement.

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed would be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement.

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

DATED: March 23, 2010                  AMERICAN SOIL TECHNOLOGIES, INC.


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