Form 10-Q
period 2010-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2010-05-17
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010

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

As of May 14, 2010, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                      3

         Consolidated Balance Sheets -
         March 31, 2010 and September 30, 2009                              3

         Consolidated Statements of Operations -
         For the three and six months ended March 31, 2010 and 2009         4

         Consolidated Statements of Cash Flow -
         For the six months ended March 31, 2010 and 2009                   5

         Consolidated Notes to Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk        15

Item 4.  Controls and Procedures                                           15

Item 4T. Controls and Procedures                                           15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 1A. Risk Factors                                                      16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 17

Item 6.  Exhibits                                                          17

SIGNATURES                                                                 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                March 31,            September 30,
                                                                                  2010                   2009
                                                                              ------------           ------------
Assets

Current assets
  Cash and cash equivalents                                                   $     21,208           $     13,604
  Accounts receivable, net of allowance of $38,538 and
   $38,538 at March 31, 2010 and September 30, 2009, respectively                   20,023                 16,648
  Inventories                                                                       60,668                 70,227
  Prepaid expenses and other current assets                                         22,078                 19,589
                                                                              ------------           ------------
      Total current assets                                                         123,975                120,068
Property and equipment, net                                                         63,436                 78,824
Deposits and other assets                                                               --                    256
Intangible assets                                                                  187,092                212,038
                                                                              ------------           ------------
Total assets                                                                  $    374,505           $    411,186
                                                                              ============           ============

Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                            $    851,344           $    802,095
  Due to related parties                                                           342,347                318,212
  Accrued liabilities                                                            1,350,680              1,080,031
  Deferred Revenue                                                                  23,937                     --
  Notes payable                                                                  1,919,585              1,924,039
  Capital lease obligations                                                         13,551                 19,261
  Notes payable to related parties                                               1,087,699              1,003,474
                                                                              ------------           ------------
      Total current liabilities                                                  5,589,143              5,147,112
Capital lease obligations                                                               --                  3,527
Notes payable                                                                           --                125,000
                                                                              ------------           ------------
      Total liabilities                                                          5,589,143              5,275,639
                                                                              ------------           ------------
Stockholders' deficit
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   March 31, 2010 and September 30, 2009, respectively                           1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 and 60,965,590 shares issued and outstanding at
   March 31, 2010 and September 30, 2009, respectively                              68,091                 60,966
  Additional paid-in capital                                                    19,778,184             19,514,437
  Accumulated deficit                                                          (26,442,762)           (25,821,705)
                                                                              ------------           ------------
      Total stockholders' deficit                                               (5,214,638)            (4,864,453)
                                                                              ------------           ------------
Total liabilities and stockholders' deficit                                   $    374,505           $    411,186
                                                                              ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months     Three Months      Six Months       Six Months
                                                     Ended            Ended            Ended            Ended
                                                    March 31,        March 31,        March 31,        March 31,
                                                      2010             2009             2010             2009
                                                  ------------     ------------     ------------     ------------
Revenue                                           $     41,329     $     68,650     $     51,587     $    134,215
Cost of goods sold (excluding
 amortization of intangible assets)                     14,955           32,896           21,786           61,040
                                                  ------------     ------------     ------------     ------------
      Gross profit                                      26,374           35,754           29,801           73,175
                                                  ------------     ------------     ------------     ------------
Operating expenses
  General and administrative                           270,999          310,165          570,591          544,078
  Sales and marketing                                      434           18,731              751           39,499
  Amortization of intangible assets                     12,473           86,532           24,946          173,065
                                                  ------------     ------------     ------------     ------------
Total operating expenses                               283,906          415,428          596,288          756,642
                                                  ------------     ------------     ------------     ------------

Loss from operations                                  (257,532)        (379,674)        (566,487)        (683,467)

Other (income) expense
  Interest expense                                      31,230           28,070           57,776           59,835
  Change in fair value of derivative liability              --          (12,967)              --          (11,573)
  Gain on sale of property and equipment                (3,206)              --           (3,206)             572
                                                  ------------     ------------     ------------     ------------
Loss before income taxes                              (285,556)        (394,777)        (621,057)        (732,301)
Provision for income taxes                                  --               --               --               --
                                                  ------------     ------------     ------------     ------------

Net loss                                          $   (285,556)    $   (394,777)    $   (621,057)    $   (732,301)
                                                  ============     ============     ============     ============

Net loss per share basic and diluted              $      (0.00)    $      (0.01)    $      (0.01)    $      (0.01)
                                                  ============     ============     ============     ============
Weighted average common shares
 outstanding used in per share
 calculations                                       68,090,590       60,965,590       67,759,069       60,965,590
                                                  ============     ============     ============     ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months           Six Months
                                                                               Ended                Ended
                                                                              March 31,            March 31,
                                                                                2010                 2009
                                                                             ----------           ----------
Cash flows from operating activities:
  Net loss                                                                   $ (621,057)          $ (732,301)
  Adjustments to reconcile net loss to net cash
    Gain on sale of assets                                                       (3,206)                 572
    Depreciation and amortization                                                40,333              215,619
    Stock-based compensation                                                    145,872               21,414
    Change in derivative liabilities                                                 --              (11,573)
    Amortization of debt discount                                                    --                3,078
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (3,374)              24,486
    Inventory                                                                     9,559               36,371
    Prepaid expenses and other assets                                            (2,233)               3,474
    Accounts payable                                                             49,249              214,444
    Due to related parties                                                       24,135                   --
    Deferred revenue                                                             23,937                   --
    Accrued expenses                                                            270,649              194,318
                                                                             ----------           ----------
      Net cash used in operating activities                                     (66,136)             (30,098)
                                                                             ----------           ----------
Cash flows from investing activities:
  Capital expenditures                                                               --                   --
  Proceeds from sale of assets                                                    3,206                   --
                                                                             ----------           ----------
      Net cash provided by investing activities                                   3,206                   --
                                                                             ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                                              84,225               55,000
  Payments on capital lease obligations                                          (9,237)              (7,845)
  Repayments on related party notes payable                                          --               (5,588)
  Repayments on notes payable                                                    (4,454)             (11,572)
                                                                             ----------           ----------
      Net cash used in financing activities                                      70,534               29,995
                                                                             ----------           ----------

Net decrease in cash and cash equivalents                                         7,604                 (103)

Cash and cash equivalents at beginning of period                                 13,604                6,286
                                                                             ----------           ----------

Cash and cash equivalents at end of period                                   $   21,208           $    6,183
                                                                             ==========           ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                   $       --           $   10,649
                                                                             ==========           ==========
  Cash paid during the period for income taxes                               $       --           $       --
                                                                             ==========           ==========
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                  $ (125,000)          $       --
                                                                             ==========           ==========

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $26,422,762 and negative working capital of $5,465,167 as of March 31, 2010. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and six month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

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

Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate in accordance with Accounting Standards Codification ("ASC") 250 - Accounting Changes and Error Corrections, formally Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections
- A Replacement of APB Opinion No. 20 and FASB Statement No. 3".

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of March 31:

                                             2010         2009
                                             ----         ----

     Percent of accounts receivable          100%          53%
     Number of customers                       4            3

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended March 31:

                                             2010         2009
                                             ----         ----

     Percent of sales                         82%          59%
     Number of customers                       3            2

Sales from individual customers representing 10% or more of sales consist of the following customers for the six months ended March 31:

                                             2010         2009
                                             ----         ----

     Percent of sales                         75%          69%
     Number of customers                       3            3

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the six months ended March 31:

                                                     2010               2009
                                                   ---------          ---------

     Series A convertible preferred stock          2,763,699          2,763,699
     Convertible debt                                     --                 --
                                                   ---------          ---------
                                                   2,763,699          2,763,699
                                                   =========          =========

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

In January 2010, the Financial Accounting Standards Board ("FASB") amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within tho se fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

4.   INVENTORIES

Inventories consist of the following at:

                                               March 31,         September 30,
                                                 2010                2009
                                               --------            --------

     Raw materials                             $ 42,595            $ 64,818
     Finished goods                              18,073               5,408
                                               --------            --------
                                               $ 60,688            $ 70,227
                                               ========            ========

5.   ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                                March 31,         September 30,
                                                  2010                2009
                                               ----------          ----------

     Interest                                  $  302,555          $  282,349
     Interest to related parties                  125,578             101,427
     Compensation and related                     922,547             696,255
                                               ----------          ----------
                                               $1,350,680          $1,080,031
                                               ==========          ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2010, Ms. Visco loaned the Company an additional $35,725. This note was consolidated with a note issued in December 2009 to Ms. Visco for $739,950, and accordingly the previous note has been superseded. The new note is for a total of $775,675. The principal is due on January 11, 2011. Interest is payable monthly based upon the prime rate.

NOTE PAYABLE

On October 8, 2009, a third party investor converted a promissory note with an outstanding balance of $125,000 into 3,125,000 shares of common stock at the contractual exercise price $0.04 per share.

7. COMMON STOCK

STOCK OPTIONS

As of March 31, 2009, there were 1,996,999 stock options outstanding with a weighted average exercise price of $0.19 and a remaining contractual life of
2.50 years. Stock option expense for the quarters ending March 31, 2010 and 2009 was $8,936 and $10,669, respectively which is included in general and administrative expenses in the accompanying Statement of Operations.

On October 8, 2009, the Company issued 3,125,000 shares of common stock for settlement of a note. See Note 6.

On October 9, 2009, the Company issued 4,000,000 shares of common stock at $0.032 per share to officers and directors for services rendered. The shares were immediately vested and accordingly, the Company valued the shares based on the Company's stock price on the date of grant.

8. LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Stockhausen has filed a motion to strike our answer and counterclaim which has been recommended to the judge by the magistrate. We have filed a brief in opposition as well as an explanation of damages and are awaiting the court's decision. On April 2, 2010 the judge ruled in the Company's favor and denied the motion filed by the Plaintiff. The matter will now proceed to trial or settlement.

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company has 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extent the terms of the settlement.

8. SUBSEQUENT EVENT

In April 2010, Diana Visco loaned the Company $14,167 to fund certain operating expenses of the Company. The amount is due upon demand and added to previous notes discussed in Note 6. On May 13, 2010, Carl P. Ranno loaned the Company $6,000 for operations which is due upon demand.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                        Six Months Ended       Six Months Ended
                                         March 31, 2010         March 31, 2009
                                         --------------         --------------
                                           (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                   $     51,587           $    134,215
Net Loss                                      (621,057)              (732,301)
Net Loss per Share                        $      (0.01)          $      (0.01)

                                         March 31, 2010       September 30, 2009
                                         --------------       ------------------
                                           (Unaudited)            (Audited)
BALANCE SHEET DATA:
Current Assets                            $    123,975           $    120,068
Total Property & Equipment, Net                 63,436                 78,824
Intellectual Property, Net                     187,092                212,038
Net Deferred Tax Asset                              --                     --
Total Assets                                   374,505                411,186
Total Current Liabilities                    5,589,143              5,147,112
Accumulated Deficit                       $(26,442,762)          $(25,821,705)

SIX MONTHS ENDED MARCH 31, 2009 (UNAUDITED) COMPARED TO SIX MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

REVENUES

Revenues for the six months ended March 31, 2010 were $51,587 compared to $134,215 for the six months ended March 31, 2009, a decrease of 62%. This decrease in revenue is a direct result of the lack of capital necessary to promote our products and the continuing effect of our decline in linear polymer business caused by defective product received from our linear polymer supplier. We are in litigation with our former linear polymer supplier and have commenced settlement negotiations. We continue to lose linear polymer sales because of reluctance by our customers to purchase product from us over concerns about receiving defective product.

COST OF SALES

Cost of goods sold decreased to $21,786 for the six months ended March 31, 2010 from $61,040 for the six months ended March 31, 2009. The decrease in the cost of sales is the result of the decrease revenues during this period. Our gross margins were 58% and 55% for the six months ended March 31, 2010 and 2009, respectively. The increase in our gross margins was due to the reduction in cost of sales during six months ending March 31, 2010.

OPERATING EXPENSES

Operating expenses decreased 21% to $596,288 from $756,642 for the six month period ended March 31, 2010 and 2009, respectively. This decrease in operating expenses was a result in decreased operations. Our amortization expense decreased to $24,946 for the six months ended March 31, 2010 from $173,065 for the six months ended March 31, 2009 due to impairment of certain intangible assets as of September 30, 2009.

NET LOSS

We experienced a net loss from operations of $621,057 for the six months ended March 31, 2010 as compared to a net loss of $732,301 for the six months ended March 31, 2009. Our sales and marketing expenses decreased from $39,499 in the six months ended March 31, 2009 to $751 for the six months ended March 31, 2010. The decrease in the net loss is directly related to a reduction in certain staff and reduced operations. Revenue from the sale of products decreased from $134,215 for the six months ended March 31, 2009 to $51,587 for the six months ended March 31, 2010. This decrease in revenue is a direct result of lack of capital preventing proper sales support and ability to promote our products, as well as the continuing effect of defective product received in prior periods as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $21,208 and $6,183 at March 31, 2010 and March 31, 2009, respectively. Net cash used in operations was $66,136 for the period ended March 31, 2010 compared to net cash provided by operations of $30,098 for the comparable period ended March 31, 2009. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At March 31, 2010, the outstanding balance of the debentures was $3,007,285. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,586 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $775,675.bearing interest at prime; (d) various loans from related parties totaling $312,024 bearing interest from prime to 12%

Interest expense for the six months ended March 31, 2010 and 2009 was $57,776 and $59,835, respectively.

We have a working capital deficit $5,465,167 as of March 31, 2010 compared to working capital deficit of $5,027,044 as of September 30, 2009. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $26,442,762 and a working capital deficit of approximately $5,465,167 as of March 31, 2010. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. For the year ended September 30, 2009, the Chief Executive Officer had evaluated the effectiveness of our disclosure controls and procedures and had determined that asset recoverability analysis needs to be improved. In response to this deficiency, we hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that the changes implemented enabled the Company to improve its timely reporting of the required assessment analysis and related disclosures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

There has been no other change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. Stockhausen alleges that we breached an agreement with them by failing to pay for goods purchased and failing to purchase a minimum quantity of goods. We believe that Stockhausen provided Defective products and waived any minimum purchase requirements. Stockhausen is seeking a judgment in the amount of $188,180 plus interest and lost profits in an unspecified amount, along with costs and attorneys fees. We filed an Answer to the Complaint and a Cross-Complaint against Stockhausen on November 14, 2007. Stockhausen has filed a motion to strike our answer and counterclaim which has been recommended to the judge by the magistrate. We have filed a brief in opposition as well as an explanation of damages and on April 2, 2010 the court ruled in our favor. The matter will now proceed to either settlement or trial.

 On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company has 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively and successfully communicating with the Plaintiffs to extent the terms of the settlement.

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

DATED: May 17, 2010                    AMERICAN SOIL TECHNOLOGIES, INC.


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