Form 10-Q
period 2010-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2010-08-23
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

Non-accelerated filer [ ]                          Smaller reporting company [X}
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 20, 2010 the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)                      3

          Consolidated Balance Sheets - June 30, 2010 and
          September 30, 2009                                                 3

          Consolidated Statements of Operations -
          For the three and nine months ended June 30, 2010 and 2009         4

          Consolidated Statements of Cash Flow -
          For the nine months ended June 30, 2010 and 2009                   5

          Consolidated Notes to Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12

Item 3.   Qualitative and Quantitative Disclosures About Market Risk        15

Item 4.   Controls and Procedures                                           15

Item 4T.  Controls and Procedures                                           15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 1A.  Risk Factors                                                      16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.   Defaults Upon Senior Securities                                   16

Item 4.   Submission of Matters to a Vote of Security Holders               16

Item 5.   Other Information                                                 17

Item 6.   Exhibits                                                          17

SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 30,          September 30,
                                                                                 2010                 2009
                                                                             ------------         ------------
Assets:

Current assets
  Cash and cash equivalents                                                  $      6,423         $     13,604
  Accounts receivable, net of allowance of $38,538 at
   June 30, 2010 and September 30, 2009                                            12,497               16,648
  Inventories                                                                      54,351               70,227
  Prepaid and other current assets                                                 27,584               19,589
                                                                             ------------         ------------
      Total current assets                                                        100,855              120,068
Property and equipment, net                                                        55,701               78,824
Deposits and other assets                                                              --                  256
Intangible assets                                                                 174,619              212,038
                                                                             ------------         ------------
      Total assets                                                           $    331,175         $    411,186
                                                                             ============         ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                           $  1,284,800         $    802,095
  Accounts Payable - related parties                                              342,347              318,212
  Accrued liabilities                                                           1,487,710            1,080,031
  Notes payable                                                                 1,919,585            1,924,039
  Capital lease obligations                                                         8,641               19,261
  Notes payable to related parties                                              1,101,866            1,003,474
                                                                             ------------         ------------
      Total current liabilities                                                 6,144,949            5,147,112
Capital lease obligations                                                              --                3,527
Notes payable                                                                          --              125,000
                                                                             ------------         ------------
      Total liabilities                                                         6,144,949            5,275,639
                                                                             ------------         ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   June 30, 2010 and September 30, 2009, respectively                           1,381,849            1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 and 60,965,590 shares issued and outstanding at
   June 30, 2010 and September 30, 2009, respectively                              68,091               60,966
  Additional paid-in capital                                                   19,787,120           19,514,437
  Accumulated deficit                                                         (27,050,834)         (25,821,705)
                                                                             ------------         ------------
      Total stockholders' deficit                                              (5,813,774)          (4,864,453)
                                                                             ------------         ------------
      Total liabilities and stockholders' deficit                            $    331,175         $    411,186
                                                                             ============         ============

          See accompanying Notes to Consolidated Financial Statements

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months    Three Months     Nine Months     Nine Months
                                                        Ended           Ended            Ended           Ended
                                                       June 30,        June 30,         June 30,        June 30,
                                                         2010            2009            2010            2009
                                                     ------------    ------------    ------------    ------------
Revenue                                              $     53,133    $     58,416    $    104,720    $    192,631
Cost of goods sold (excluding amortization
 of intangible assets)                                     26,993          24,781          48,779          85,821
                                                     ------------    ------------    ------------    ------------
Gross profit                                               26,140          33,635          55,941         106,810
                                                     ------------    ------------    ------------    ------------
Operating expenses:
  General and administrative                              178,438         250,435         749,030         794,513
  Sales and marketing                                         575           3,756           1,326          43,255
  Amortization of intangible assets                        12,473          86,533          37,418         259,598
                                                     ------------    ------------    ------------    ------------
Total operating expenses                                  191,486         340,724         787,774       1,097,366
                                                     ------------    ------------    ------------    ------------

Loss from operations                                     (165,346)       (307,089)       (731,833)       (990,556)

Other (income) expense:
  Interest expense                                         26,985          31,635          84,761          91,470
  Change in fair value of derivative liability                 --              --              --         (11,573)
  Provision for litigation loss                           415,741              --         415,741              --
  Loss on sale of property and equipment                       --              --          (3,206)            572
                                                     ------------    ------------    ------------    ------------
Loss before income taxes                                 (608,072)       (338,724)     (1,229,129)     (1,071,025)
Provision for income taxes                                     --              --              --              --
                                                     ------------    ------------    ------------    ------------

Net loss                                             $   (608,072)   $   (338,724)   $ (1,229,129)   $ (1,071,025)
                                                     ============    ============    ============    ============

Net loss per share basic and diluted                 $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                                     ============    ============    ============    ============
Weighted average common shares outstanding
 used in per share calculations                        68,090,590      60,965,590      67,867,147      60,965,590
                                                     ============    ============    ============    ============


          See accompanying Notes to Consolidated Financial Statements

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months        Nine Months
                                                                               Ended              Ended
                                                                              June 30,           June 30,
                                                                                2010               2009
                                                                            ------------       ------------
Cash flows from operating activities:
  Net loss                                                                  $ (1,229,129)      $ (1,071,025)
  Adjustments to reconcile net loss to net cash
    Disposal of assets                                                                --                572
    Depreciation and amortization                                                 60,542            310,380
    Stock-based compensation                                                     154,808             31,489
    Change in derivative liabilities                                                  --            (11,573)
    Amortization of debt discount                                                     --              4,617
  Changes in operating assets and liabilities:
    Accounts receivable                                                            4,151             37,375
    Inventory                                                                     15,876             50,739
    Prepaid expenses and other assets                                             (7,739)             3,164
    Accounts payable                                                             506,840            208,617
    Accrued expenses                                                             407,679            413,632
                                                                            ------------       ------------
           Net cash provided by (used in) operating activities                   (86,972)           (22,013)
                                                                            ------------       ------------
Cash flows from financing activities:
  Proceeds from related party notes                                               98,392             55,000
  Payments on capital lease obligations                                          (14,147)           (18,781)
  Repayments on related party notes payable                                           --             (5,588)
  Repayments on notes payable                                                     (4,454)           (12,015)
                                                                            ------------       ------------
           Net cash provided by (used in) financing activities                    79,791             18,616
                                                                            ------------       ------------
           Net decrease in cash and cash equivalents                              (7,181)            (3,397)

Cash and cash equivalents at beginning of period                                  13,604              6,286
                                                                            ------------       ------------
Cash and cash equivalents at end of period                                  $      6,423       $      2,889
                                                                            ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                  $         --       $     15,808
                                                                            ============       ============

  Cash paid during the period for income taxes                              $         --       $         --
                                                                            ============       ============
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                 $   (125,000)      $         --
                                                                            ============       ============


          See accompanying Notes to Consolidated Financial Statements

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $27,050,834 and negative working capital of $6,044,094 as of June 30, 2010. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2009 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and nine month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of June 30:

                                                   2010         2009
                                                   ----         ----

            Percent of accounts receivable         100%          74%
            Number of customers                      2            4

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended June 30:

                                                   2010         2009
                                                   ----         ----

           Percent of sales                         76%          67%
           Number of customers                       4            3

Sales from individual customers representing 10% or more of sales consist of the following customers for the nine months ended June 30:

                                                   2010         2009
                                                   ----         ----

           Percent of sales                         66%          65%
           Number of customers                       3            1

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three and nine months ended June 30:

                                                2010          2009
                                             ----------    ----------

   Series A convertible preferred stock       2,763,699     2,763,699
   Convertible debt                                  --            --
                                             ----------    ----------
                                              2,763,699     2,763,699
                                             ==========    ==========


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

In January 2010, the Financial Accounting Standards Board ("FASB") amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

4. INVENTORIES

Inventories consist of the following at:

                                      June 30,      September 30,
                                        2010            2009
                                      --------        --------

                Raw materials         $ 42,595        $ 64,818
                Finished goods          11,756           5,409
                                      --------        --------
                                      $ 54,351        $ 70,227
                                      ========        ========

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following at:

                                        June 30,     September 30,
                                          2010           2009
                                       ----------     ----------

      Interest                         $  313,992     $  282,349
      Interest to related parties         138,037        101,427
      Compensation and related          1,035,681        696,255
                                       ----------     ----------
                                       $1,487,710     $1,080,031
                                       ==========     ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the quarter ended June 30, 2010, Ms. Visco loaned the Company an additional $14,167. This note was consolidated with a note issued in January 2010 to Ms. Visco for $775,675 and accordingly the previous note has been superseded. The new note is for a total of $789,842. The principal is due on January 11, 2011. Interest is payable monthly based upon the prime rate.

NOTE PAYABLE
On October 8, 2009, a third party investor converted a promissory note with an outstanding balance of $125,000 into 3,125,000 shares of common stock at the contractual exercise price $0.04 per share.

7. COMMON STOCK

STOCK OPTIONS
As of June 30, 2010, there were 1,976,999 stock options outstanding with a weighted average exercise price of $0.19 and a remaining contractual life of
2.25 years. Stock option expense for the quarters ending June 30, 2010 and 2009 was $8,936 and $10,075, respectively which is included in general and administrative expenses in the accompanying Statement of Operations.

On October 8, 2009, the Company issued 3,125,000 shares of common stock for settlement of a note. See Note 6.

On October 9, 2009, the Company issued 4,000,000 shares of common stock at $0.032 per share to officers and directors for services rendered. The shares were immediately vested and accordingly, the Company valued the shares based on the Company's stock price on the date of grant.

8. LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The company was unable to make the agreed upon payment and on July 8, 2010 Stockhausen entered a judgment for the above stated amount against the company. The Company has accrued $603,921 and $188,180 related to the litigation as of June 30, 2010 and September 30, 2009, respectively, which is included in accounts payable in the accompanying balance sheets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                      Nine Months Ended      Nine Months Ended
                                       June 30, 2010           June 30, 2009
                                       -------------           -------------
                                        (Unaudited)             (Unaudited)
STATEMENT OF OPERATIONS DATA:
  Revenue                                $   104,720           $    192,631
  Net Loss                                (1,229,129)            (1,071,025)
  Net Loss per Share                     $     (0.02)          $      (0.02)

                                       June 30, 2010         September 30, 2009
                                       -------------         ------------------
                                        (Unaudited)              (Audited)
BALANCE SHEET DATA:
  Current Assets                        $    100,855           $    120,068
  Total Property & Equipment, Net             55,701                 78,824
  Intellectual Property, Net                 174,619                212,038
  Total Assets                               331,175                411,186
  Total Current Liabilities                6,144,949              5,147,112
  Accumulated Deficit                   $(27,050,834)          $(25,821,705)

NINE MONTHS ENDED JUNE 30, 2010 (UNAUDITED) COMPARED TO NINE MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

REVENUES

Revenues for the nine months ended June 30, 2010 were $104,720 compared to $192,631 for the nine months ended June 30, 2009, a decrease of 45.6%. This decrease in revenue is a direct result of the lack of capital necessary to promote our products and the continuing effect of our decline in linear polymer business.

COST OF SALES

Cost of goods sold decreased to $48,779 for the nine months ended June 30, 2010 from $85,821 for the nine months ended June 30, 2009. The decrease in the cost of sales is the result of the decrease revenues during this period. Our gross margins were 53% and 55% for the nine months ended June 30, 2010 and 2009, respectively. The decrease in our gross margins was due to the increase in cost of goods during the nine months ending June 30, 2010.

OPERATING EXPENSES

Operating expenses decreased 28% to $787,774 from $1,097,366 for the nine month period ended June 30, 2010 and 2009, respectively. This decrease in operating expenses was a result in decreased operations. Our amortization expense decreased to $37,418 for the nine months ended June 30, 2010 from $259,598 for the nine months ended June 30, 2009 due to impairment of certain intangible assets as of September 30, 2009.

NET LOSS

We experienced a net loss from operations of $731,833 for the nine months ended June 30, 2010 as compared to a net loss of $990,556 for the nine months ended June 30, 2009. Our sales and marketing expenses decreased from $43,255 in the nine months ended June 30, 2009 to $1,326 for the nine months ended June 30, 2010. The decrease in the net loss is directly related to a reduction in certain staff and reduced operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $6,423 and $2,889 at June 30, 2010 and June 30, 2009, respectively. Net cash used in operations was $86,972 for the period ended June 30, 2010 compared to net cash used in operations of $22,013 for the comparable period ended June 30, 2009. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At June 30, 2010, the outstanding balance of the debentures was $3,021,452. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,586 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $789,842 bearing interest at prime; (d) various loans from related parties totaling $312,024 bearing interest from prime to 12%

Interest expense for the nine months ended June 30, 2010 and 2009 was $84,761 and $91,470 respectively.

We have a working capital deficit $6,044,094 as of June 30, 2010 compared to working capital deficit of $5,027,044 as of September 30, 2009. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $27,050,834 and a working capital deficit of approximately $6,044,094 as of June 30, 2010. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. For the year ended September 30, 2009, the Chief Executive Officer had evaluated the effectiveness of our disclosure controls and procedures and had determined that asset recoverability analysis needs to be improved. In response to this deficiency, we hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that the changes implemented enabled the Company to improve its timely reporting of the required assessment analysis and related disclosures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

There has been no other change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The company was unable to make the agreed upon payment and on July 8, 2010 Stockhausen entered a judgment for the above stated amount against the company.

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively and successfully communicating with the Plaintiffs to extend the terms of the settlement.

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

DATED: August 20, 2010            AMERICAN SOIL TECHNOLOGIES, INC.


                                  By: /s/ Carl P. Ranno
                                      ------------------------------------------
                                       Carl P. Ranno
                                  Its: President, Chief Executive Officer, Chief
                                       Financial Officer (Principal Executive
                                       Officer, Principal Financial Officer
                                       and Principal Accounting Officer)