Form 10-K
period 2010-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2011-01-13
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2010
                                       or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                        Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

For the fiscal year ended September 30, 2010, our revenue was $117,052

As of January 12, 2011, the number of shares of common stock outstanding was 68,090,590. As of January 12, 2011, the aggregate market value of our common stock held by non-affiliates was approximately $249,515 (based upon 24,951,469 shares at $0.01 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); (Form 10-QSB for the quarterly period ended September 30, 2005, filed on November 14, 2005; (vii) Form 10-KSB for the fiscal year ended September 30, 2006, filed on April 3, 2006; (viii) Form 10-QSB for the quarterly period ended March 30, 2006, filed on May 17, 2006 ; (ix) Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006; (x) Form 10-QSB for the quarterly period ended September 30, 2006, filed on November 14, 2006; and (xi) Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007; and (xii) Form 8-K disclosing a change in Registered Certifying Accounts, filed on May 15, 2007; and (xiii) Form 10-QSB for the quarterly period ended March 31, 2007 filed on May 21, 2007 and filed as amended on June 8, 2007; and (xiv) Form 10-QSB for the quarterly period ended June 30, 2007 and filed on August 20, 2007; and (xv) Form 10KT a Transition Report for the period January 1, 2007 to September 30, 2007 and filed on February 15, 2008 and amended and filed on February 25, 2008; and (xvi) an S-8 Registration Statement filed on February 29, 2008; and (xvii) Form 10-QSB for the quarterly period ended March 31, 2008 filed on May 20, 2008; and (xviii) Form 10-QSB for the quarterly period ended June 30, 2008 are incorporated in Part III, Item 13; Form 10Q for the quarterly period ended December 31, 2009 filed on February 23, 2009; and (xviv;) Form 10Q for the quarterly period ended March 31, 2009 filed on June 22, 2009; and (xvv) Form 10Q for the quarterly period ended June 30, 2009 filed on August 14, 2009, Form 10K for the fiscal year ended September 30, 2009 filed on January 13, 2010; Form 10Q for the quarterly period ended December 31, 2009 filed on March 23, 2010; Form 10Q for the quarterly period ended March 30, 2010 filed on May 17, 2010; Form 10Q for the quarterly period ended June 30, 2010 filed on August 23, 2010.

                                                                            Page
                                                                            ----

ITEM 1    DESCRIPTION OF BUSINESS..........................................   1

ITEM 2    DESCRIPTION OF PROPERTY..........................................   5

ITEM 3    LEGAL PROCEEDINGS................................................   5

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   6

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   6

ITEM 6    SELECTED FINANCIAL DATA..........................................   8

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................   8

ITEM 8    FINANCIAL STATEMENTS.............................................  16

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.........................................  16

ITEM 9A   CONTROLS AND PROCEDURES..........................................  16

ITEM 9B   OTHER INFORMATION................................................  17

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................  17

ITEM 11   EXECUTIVE COMPENSATION...........................................  18

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..................................  23

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  24

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................  25

ITEM 15   EXHIBITS ........................................................  25

SIGNATURES.................................................................  30

                                     PART I

ITEM 1. BUSINESS

DEVELOPMENT OF BUSINESS

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., was incorporated in California on September 22, 1993 in the soil remediation business. In May 2002, we discontinued the soil remediation business.

BUSINESS OF ISSUER

We develop, manufacture on an outsourced basis and market cutting-edge technology that decreases the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture. Our products enhance growing environments and reduce the environmental damage caused by common growing practices.

We manufacture on an outsourced basis three primary products: Agriblend(R), a patented soil amendment developed for agriculture; Soil Medic, a patented slow release liquid fertilizer; and NutrimoistL(R), developed for homes, parks, golf courses and other turf related applications.

We market our products primarily in the United States. We are continually attempting to add sales representatives and distributors in both the agriculture and turf industries. The following table shows the current distributors and sales representatives of our products and products we license from others:

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

Turf Masters                Soil Medic(TM)        San Diego and Orange Counties
                            Soil Therapy(TM)      California and Northern Mexico

Reinke Pasco, Inc.          Agriblend(R)          Washington
                            Nutrimoist(R)
                            Extend(TM)
                            Dust Contain
                            Sircle Saver Sack(R)

The Kern Company            Agriblend(R)          Washington
                            Nutrimoist(R)
                            Extend(TM)
                            Canal Seal
                            Dust Contain
                            Anchor MP
                            Sircle Saver Sack(R)
                            Hydromulch

We also act as a distributor for products manufactured by others as follows:

 Manufacturer                  Product                      Territory
 ------------                  -------                      ---------
JT Water Management LLC     Extend(TM), a liquid      Western United States
                            linear polymer, and
                            Contain, a dust
                            control technology

Richard Roos                Sircle Saver Sack(R)      Exclusive Worldwide
                            Soil Saver Sack(TM)

Midwest Industrial          Soil-Sement(R)and         Those areas where the
Supply, Inc.                Envirokleen(R),           manufacturer does not
                            environmentally           already have an exclusive
                            certified dust and        dealer or distributor
                            erosion control products

On July 7, 2006, we acquired Smart World Organics, Inc. ("Smart World") as a wholly-owned subsidiary. Smart World is a "C" corporation located in Hudson, Florida. Smart World has developed organic and sustainable products through a unique research approach both in the field and with Universities and agricultural schools in Florida. The products are sold directly to the end user and through distributors in the United States

Smart World provides next-generation organic and sustainable fertilizers to commercial and residential customers worldwide. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments. The product line includes homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants.

We issued 2,300,000 shares of common stock to the shareholders of Smart World in exchange for 100% of the shares of common stock of Smart World and assumed approximately $400,000 in notes and trade payables.

On December 20, 2006, we entered into an Intellectual Property Purchase Agreement with Ray Nielsen whereby we purchased from Mr. Nielsen any and all intellectual property of Mr. Nielsen, including all formulas developed by Mr. Nielsen over the past 30 years, including but not limited to all formulas and intellectual property used in the business of Smart World, including all graphics and logos; all domain names and URL's; any proprietary software and its source code; all existing content and HTML files; all branding and trademarks; all trade names; all services marks; all copywritten material; all patents; and all products and proceeds of the foregoing, in any form whatsoever and wheresoever located (collectively the "Intellectual Property"), in exchange for a convertible debenture in the amount of $1,500,000, bearing an interest rate of 8% per annum (the "Convertible Debenture"). The Convertible Debenture was convertible at the option of Mr. Nielsen at any time prior to the maturity date into shares of our common stock at a conversion price equal to the closing price of our common stock for the day immediately preceding the date of conversion. The Debenture is deemed no longer convertible due to the expiration of the conversion rights.

The Debenture is secured by the Intellectual Property. The principal of the Debenture and any unpaid accrued interest thereon was due and payable on January 19, 2008. We were to make quarterly interest payments until the maturity date. A dispute has arisen between Mr. Nielsen and us regarding the Convertible Debenture and the uniqueness and value of the Intellectual Property. See "Legal Proceedings."

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

There is some competition for Extend(TM), however, we have not as yet found a higher quality liquid linear polymer product.

We are not aware of any competition to Nutrimoist(R) L other than from our manufacturer(s) who would have to use our polymer to manufacture the product pursuant to our agreement.

The newly acquired slow release fertilizer Soil Medic does not seem to have competition at this time.

There is some competition for the organic products that we distribute and manufacture through Smart World.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen, BASF; Ciba Specialties; and Floerger. All other components of our products are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona and Pacoima, California. Nutrimoist(R) is blended by us through contract blenders and is a combination of different formulations, which include our polymer products. Two licensees under our patent manufacture our liquid slow release fertilizer. Custom blending of Soil Medic, as needed, is performed by us through independent blenders. Our organic products were manufactured at our Smart World plant in Hudson, Florida which is now dormant until funding can be secured. The Agro Tower is manufactured for us by Make-It Manufacturing in Paso Robles, California.

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

RESEARCH AND DEVELOPMENT COSTS

We have not spent material amounts for research and development during the years ended September 30, 2010 and September 30, 2009.

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

EMPLOYEES

As of the date hereof, we have three full-time employees. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

ITEM 1A. NON APPLICABLE

ITEM 1B. NON APPLICABLE

ITEM 2. DESCRIPTION OF PROPERTY

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations are conducted from this facility, which requires monthly rental payments of approximately $554. The Sublease Agreement expired on December 31, 2008 and we continued to rent the facilities through December 2010. In January 2011, we moved offices to a location in Canoga Park and sublease the space from a related party. The new lease is month to month. We also rent storage space in Tucson and Phoenix, Arizona for approximately $200 per month.

ITEM 3. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,92 if we failed to make complete and timely payment as agreed. The company was unable to make the agreed upon payment and on July 8, 2010 Stockhausen entered a judgment for the above stated amount against the company.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                 High           Low
                                                 ----           ---
2009
       First Quarter ......................      0.03           0.01
       Second Quarter .....................      0.01           0.01
       Third Quarter ......................      0.01           0.01
       Fourth Quarter .....................      0.05           0.01

2010
       First Quarter ......................      0.03           0.01
       Second Quarter .....................      0.01           0.01
       Third Quarter ......................      0.01           0.01
       Fourth Quarter .....................      0.05           0.01

On January 12, 2011, the closing stock price was $0.01.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of January 12, 2011, there were 283 shareholders holding certificated securities and approximately 545 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

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

On October 8, 2009, the Board of Directors granted 1,000,000 shares of common stock to each of its Directors Carl Ranno, Neil Kitchen, Scott Baker and to Diana Visco. The grant was made because of each respective recipients contribution to the Company. We believe that these individuals are "accredited investor" under Rule 501 Regulation D of the Act and had adequate access to information about us.

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, our selected financial information:

                                        Fiscal Year Ended     Fiscal Year Ended
                                        September 30, 2010    September 30, 2009
                                        ------------------    ------------------
                                            (Audited)             (Audited)
STATEMENT OF OPERATIONS DATA:
Revenue                                   $    117,052          $    236,954
Loss From Continuing Operations               (963,620)           (2,717,529)
(Net Loss)                                  (1,488,300)           (2,837,215)
(Continuing Operations) Loss Per Share    $      (0.02)         $      (0.05)
(Net Loss) Per Share                      $      (0.02)         $      (0.05)

BALANCE SHEET DATA:
Current Assets                            $     36,218          $    120,068
Property & Equipment, net                       15,014                78,824
Intangible Assets; net                         162,147               212,038

Total Assets                                   213,379               411,186
Total Current Liabilities                   (6,277,388)           (5,147,112)
Accumulated Deficit                        (27,310,005)          (25,821,705)
Stockholders' Deficit                     $ (6,064,009)         $ (4,864,453)

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

REVENUES

Revenues for the fiscal year-ended September 30, 2010 were $117,052 compared to $236,954 for the fiscal year ended September 30, 2009, a decrease of 51 %. This decrease in revenue is directly related to severe economic conditions, which necessitated a reduction in our sales and marketing staff and competition from a former employee, as well as a lack of liquidity to sell or license our products.

COST OF SALES

Cost of goods sold decreased to $90,654 for the fiscal year ended September 30, 2010 from $110,483 for the fiscal year ended September 30, 2009. The decrease in the cost of sales is the result of the decrease in revenues during this period. Our gross margins were 23 % and 53% for the years ended September 30, 2010 and September 30, 2009, respectively. The decrease in our gross margins was caused by an impairment of our inventory which created an increase in our cost of goods.

OPERATING EXPENSES

Operating expenses decreased approximately 65 % for the fiscal year ended September 30, 2010. This decrease in operating expenses is a result of many factors.

General and administrative expenses decreased approximately 23 % for the fiscal year ended September 30, 2010 due to a reduction in staff and general operational expenses.

Sales and marketing expenses decreased approximately 97% as we eliminated the trade shows we normally attend and reduced our sales force.

Research and development costs have been eliminated because we have basically completed our research and development on our existing products.

The amortization expense of intangible assets was $49,891 and $346,131 for the year ended September 30, 2010 and 2009, respectively.

INTEREST EXPENSE

Interest expense decreased 14.5% for the fiscal year ended September 30, 2010 from the period ended September 30, 2009. The decrease resulted from the elimination of higher average debt balances and non-cash interest expense relating to the amortization of a debt discount as reported in the prior audited period.

NET LOSS

For the reasons detailed above, we experienced reduced losses in the year ended September 30, 2010 compared to the year ended September 30, 2009. We expect that as a result of our efforts during the last three years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. However, since these arrangements are new and untested and we do not have the funds to promote these programs, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year ending September 30, 2011. Given the gross margins of our turf products as well as a renewed interest in consumer organic products for the retail market future operating results should improve.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,045 and $13,604 at September 30, 2010 and September 30, 2009, respectively. Net cash used by operations was $89,442 for the year ended September 30, 2010 as compared to $154,823 for the year ended September 30, 2009. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures were convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed and at September 30, 2010, the outstanding balance of all notes payable totaled $1,892,024. At September 30, 2010, debentures consisted of one $1,500,000 of 8% debenture which is currently in default and in dispute among the parties, $50,000 of 8% per annum debentures at a rate of $0.50 per share, $60,000 of 8% debenture convertible at $0.10 per share, $30,000 of 8% per annum debentures at a rate of $0.25 per share, $75,000 of 8% per annum debentures at a rate of $0.19 per share, and $177,024 of 10% per annum convertible at a rate of $3.00 per share All of the above mentioned convertible debentures are beyond their due dates and as such are no longer convertible unless the company and the holders agree on each debenture.

As of September 30, 2010 we had a working capital deficit of $6,241,170 (current assets less current liabilities) of compared to a deficit of $ $5,027,044 as of September 30, 2009. The increase in the working capital deficit has been caused by an increase in our current liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $27,310,005 and a working capital deficit of $6,241,170 as of September 30, 2010. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

We evaluated the Soil Medic and as of September 30, 2009 partially impaired the intangible asset in the amount of $177,000, which is reflected in the statement of operations. No impairment was necessary for the year ended September 30, 2010 and the intangible had a remaining value of approximately $162,000.

During the year ended September 30, 2009 we evaluated the Smart World intangible assets, consisting of the formulas, trade secrets and goodwill, aggregating $1,036,984, net of accumulated amortization. We evaluated undiscounted cash flows for definite lived intangible assets and fair value related to goodwill. Based on the lack of capital to implement our business plan we have been unable to enter the retail market with a major retailer, we fully impaired the Smart

World intangible assets and goodwill in the amount of $1,036,984, based on future expected cash flows, which is reflected in the statement of operations.

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

ACCOUNTING FOR CONVERSION FEATURES AND WARRANTS ISSUED WITH CONVERTIBLE DEBT

Our derivative financial instruments consisted of embedded derivatives related to the issuance of our $1.5 million convertible note payable to Ray Nielsen. These embedded derivatives included a conversion feature that was not considered conventional as defined in ASC No. 815, "Derivatives and Hedging". The accounting treatment of derivative financial instruments required that we record the derivative at its fair value and record it at fair value as of each subsequent balance sheet date. Changes in fair value was recorded as non-operating, non-cash income or expense at each reporting date. The derivative was valued using the Black-Scholes Option Pricing Model.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT FINANCIAL RISKS

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer have designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures and has determined that our projections and impairment analysis need to be improved. We will retain a financial expert to assist us in improving our disclosure controls and procedures as needed. We believe that the changes to be implemented will enable the Company to improve its timely reporting of the required impairment analysis.

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

      Name and                                                                  Non-Equity
      Principal                                           Stock     Option    Incentive Plan     All Other
      Position         Year    Salary ($)(1)  Bonus($)   Awards($)  Awards($)  Compensation($)  Compensation($)  Total($)
      --------         ----    ----------     --------   ---------  ---------  ---------------  ---------------  --------

Carl P. Ranno,         2010    $200,000         $0       $32,000       $0            $0              $0          $232,000
CEO, President, CFO    2009    $180,000         $0       $     0       $0            $0              $0          $180,000
(Principal Executive
Officer)

Neil C. Kitchen,       2010    $134,500         $0       $32,000       $0            $0              $0          $166,500
Vice President         2009    $120,746         $0       $     0       $0            $0              $0          $120,746

Diana Visco            2010    $ 85,000         $0       $32,000       $0            $0              $0          $117,000
Secretary              2009    $ 76,750         $0       $     0       $0            $0              $0          $ 76,750

----------
(1) Accrued but unpaid.

During the year ended September 30, 2010 we issued each of the listed individuals 1,000,000 shares of common stock, value based on the closing stock price of the Company on the date of the grant ($0.032).

                          GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended September 30, 2010.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2010.

                                                Option Awards                                           Stock Awards
                -------------------------------------------------------------------------  -----------------------------------
                                                                                                                      Equity
                                                                                                                    Incentive
                                                                                                                       Plan
                                                                                                         Equity       Awards
                                                                                                        Incentive     Market
                                                                                                          Plan          or
                                                                                                         Awards:      Payout
                                               Equity                                                  Number of     Value of
                                             Incentive                                       Market     Unearned     Unearned
                                            Plan Awards:                        Number of   Value of     Shares,      Shares,
                Number of      Number of     Number of                          Shares of    Shares     Units or     Units of
               securities     securities     Securities                          Units of   or Units      other       other
               Underlying     Underlying     Underlying                           Stock     of Stock     rights       rights
               Unexercised    Unexercised    Unexercised   Option     Option    that have     that      that have      that
                 Options(#)    Options(#)     Unearned    Exercise  Expiration     not      have not       not       have not
Name           Exercisable   Unexercisable   Options(#)   Price($)     Date      vested(#)  vested($)    vested(#)   vested($)
----           -----------   -------------   ----------   --------     ----      ---------  ---------    ---------   ---------
Carl P. Ranno,   150,000             0           0         $0.50      6/30/12        0          0            0           0
CEO, President,  352,500       117,500           0         $0.11      9/27/12        0          0            0           0
CEO (Principal
Executive
Officer)

Neil C. Kitchen, 150,000           0             0         $0.50      6/30/12        0           0           0           0
Vice President   322,500       107,500           0         $0.11      9/27/12        0           0           0           0

EMPLOYMENT AGREEMENTS

We have an employment agreement Carl P. Ranno as our Chief Executive Officer and President. The Agreement is for a term of five years, commencing on May 23, 2008 and expiring on May 22, 2013 with automatic one-year extensions unless either the Company or Mr. Ranno provides written notice of their intention not to renew the Agreement at least 30 days prior to the expiration of the then current term. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Mr. Ranno shall receive an annual base salary of $200,000. If, at any time during the term of the Agreement, Mr. Ranno is terminated "without cause," he will be entitled to receive a cash payment equal to the aggregate compensation payable to Mr. Ranno during the remaining term of the Agreement. The compensation is is being accrued.

On May 23, 2008 the Company entered into an Employment Agreement with Neil C. Kitchen to act as the Company's Vice President and Chief Technical Officer (the "Agreement"). The Agreement is for a term of five years, commencing on May 23, 2008 and expiring on May 22, 2013 with automatic one-year extensions unless either the Company or Mr. Kitchen provides written notice of their intention not to renew the Agreement at least 30 days prior to the expiration of the then current term. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Mr. Kitchen shall receive an annual base salary of $130,000. If, at any time during the term of the Agreement, Mr. Kitchen is terminated "without cause," he will be entitled to receive a cash payment equal to the aggregate compensation payable to Mr. Kitchen during the remaining term of the Agreement. The compensation is being accrued.

On May 23, 2008, and effective the same date, the Company entered into an Employment Agreement with Diana Visco to act as the Company's Secretary and Administrative Assistant to the President (the "Agreement").The Agreement is for a term of five years, commencing on May 23, 2008 and expiring on May 22, 2013 with automatic one-year extensions unless either the Company or Ms. Visco provides written notice of their intention not to renew the Agreement at least 30 days prior to the expiration of the then current term. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Ms. Visco shall receive an annual base salary of $85,000. If, at any time during the term of the Agreement, Ms. Visco is terminated "without cause," she will be entitled to receive a cash payment equal to the aggregate compensation payable to Ms. Visco during the remaining term of the Agreement. The compensation is being accrued.

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

The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, 4,010,840 shares of common stock have been issued pursuant to the 2005 Plan.

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

   Name and Address                               Amount and Nature of         Percent
 of Beneficial Owners (1)                         Beneficial Ownership       Ownership (2)
 ------------------------                         --------------------       -------------
Carl P. Ranno, CEO, President, CFO, Director           4,072,900 (3)              6.0%

Neil C. Kitchen, Vice President, Director              3,981,455 (4)              5.9%

Diana Visco, Secretary                                 4,383,428 (6)              6.4%

Scott Baker, Director                                  1,504,818 (5)              2.2%

All executive officers and directors
 as a group (5 persons)                               10,092,601                 20.5%

The Benz Group                                         2,819,061 (6)              4.1%

FLD Corporation                                       17,907,003 (7)             26.2%

----------
1. C/o our address, 12224 Montague Street Pacoima, CA 91331, unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 470,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
4. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 430,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
5. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 150,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
6. The Visco family which includes the Secretary of the Company Diana Visco owns the controlling shares of FLD.
7. The Visco family which includes the Secretary of the Company Diana Visco owns the controlling shares of Benz Group

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Visco Family is an owner and director of FLD Corporation, owns 17,907,003 shares of common stock.

The Visco Family is an owner and director of Benz Group, the holder of 2,819,061 shares of common stock and 2,763,699 shares of Preferred Stock.

Note payable to Diana Visco for $789,842 bearing interest at prime rate of 3.25% at September 30, 2010 and 2009, respectively with interest payable monthly. The note is unsecured and was due in January 2011.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations were conducted from this facility, which required monthly rental payments of approximately $554. In January 2011, the Company moved corporate offices to Canoga Park, which it share with the same related party. The lease is month to month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

dbbmckennon

dbbmckennon, a registered public accounting firm, was our independent auditor and examined our financial statements to September 30, 2010 and performed the services listed below.

AUDIT FEES

dbbmckennon fees for professional services rendered for the audit of our annual financial statements included in this Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during this period was $42,000.

AUDIT RELATED FEES

dbbmckennon was not paid additional fees during that period for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Tax filings have not been completed for the 2010 or 2009 fiscal year, thus no fees were paid.

ALL OTHER FEES

None

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

10.14 Intellectual Property Purchase Agreement with Ray Nielsen, dated December 20, 2006 (9)
10.15    Security Agreement with Ray Nielsen, dated December 22, 2006 (9)
10.16 Purchase and Sale Agreement and Joint Escrow Instructions for Silver Terrace Nurseries, dated November 27, 2007 (12)
10.17    Employment Contract with Carl Ranno, dated May 23, 2008 (13)
10.18    Employment Contract with Neil Kitchen, dated May 23, 2008 (13)
10.19    Employment Contract with Diana Visco, dated May 23, 2008 (13)
10.21    Subsidiaries: Smart World Organics Inc. a Florida corporation
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

----------
1. Incorporated by reference from our Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006.
4. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
5. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
6. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
7. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2006, filed on May 17, 2006. . 8 Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006.
9. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
10. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
11. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
12. Incorporated by reference from our Form 10-KSB for the transition period ended September 30, 2007, filed on February 15, 2008.
13. Incorporated by reference from our Form 10-K for the period ended September 30, 2008, filed on January 13, 2009

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                           AMERICAN SOIL TECHNOLOGIES, INC.


DATED: January 13, 2011    By: /s/ Carl P. Ranno
                               -------------------------------------------------
                               Carl P. Ranno
                               Director, Chief Executive Officer, President,
                               and Chief Financial Officer
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Soil Technologies, Inc. and subsidiary (the "Company") as of September 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc and subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company incurred losses in recent history, and has significant working capital and accumulated deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
--------------------------

Newport Beach, California
January 13, 2011

                        American Soil Technologies, Inc.
                           Consolidated Balance Sheets

                                                                     September 30,          September 30,
                                                                         2010                   2009
                                                                     ------------           ------------
Assets:
  Current assets
    Cash and cash equivalents                                        $      2,045           $     13,604
    Accounts receivable, net of allowance of $38,538
     at September 30, 2010 and 2009                                         6,010                 16,648
    Inventories                                                            13,622                 70,227
    Prepaid expenses and other current assets                              14,541                 19,589
                                                                     ------------           ------------
      Total current assets                                                 36,218                120,068

  Property and equipment, net                                              15,014                 78,824
  Deposits and other assets                                                    --                    256
  Intangible assets                                                       162,147                212,038
                                                                     ------------           ------------
Total assets                                                         $    213,379           $    411,186
                                                                     ============           ============
Liabilities and Stockholders' Deficit:
  Current liabilities
    Accounts payable                                                 $  1,625,758           $  1,120,307
    Accrued liabilities                                                 1,626,652              1,080,031
    Notes payable                                                       1,919,585              1,924,039
    Capital lease obligations                                               3,527                 19,261
    Notes payable to related parties                                    1,101,866              1,003,474
                                                                     ------------           ------------
      Total current liabilities                                         6,277,388              5,147,112

Capital lease obligations                                                      --                  3,527
Notes payable                                                                  --                125,000
                                                                     ------------           ------------
Total liabilities                                                       6,277,388              5,275,639
                                                                     ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value,
   25,000,000 shares authorized, 2,763,699 shares
   issued and outstanding at September 30, 2010 and 2009                1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 and 60,965,590 shares issued and outstanding at
   September 30 2010 and 2009, respectively                                68,091                 60,966
  Additional paid-in capital                                           19,796,056             19,514,437
  Accumulated deficit                                                 (27,310,005)           (25,821,705)
                                                                     ------------           ------------
      Total stockholders' deficit                                      (6,064,009)            (4,864,453)
                                                                     ------------           ------------
Total liabilities and stockholders' deficit                          $    213,379           $    411,186
                                                                     ============           ============

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Operations

                                                                       Year Ended             Year Ended
                                                                      September 30,          September 30,
                                                                          2010                   2009
                                                                      ------------           ------------
Revenue                                                               $    117,052           $    236,954
Cost of goods sold (excluding amortization of intangible assets)            90,654                110,483
                                                                      ------------           ------------
Gross profit                                                                26,398                126,471
                                                                      ------------           ------------
Operating expenses:
  General and administrative                                               905,765              1,172,179
  Sales and marketing                                                        1,411                 44,206
  Impairment of property and equipment                                      32,951                     --
  Impairment of tooling                                                         --                 67,500
  Amortization of intangible assets                                         49,891                346,131
  Impairment of intangible assets                                               --              1,213,984
                                                                      ------------           ------------
Total operating expenses                                                   990,018              2,844,000
                                                                      ------------           ------------

Loss from operations                                                      (963,620)            (2,717,529)

Other (income) expense
  Interest expense                                                         111,345                129,894
  Change in fair value of derivative liability                                  --                (11,580)
  Litigation loss provision                                                415,741                     --
  (Gain)loss on sale of equipment                                           (3,206)                   572
                                                                      ------------           ------------
Loss before income taxes                                                (1,487,500)            (2,836,415)
Provision for income taxes                                                     800                    800
                                                                      ------------           ------------

Net loss                                                              $ (1,488,300)          $ (2,837,215)
                                                                      ============           ============

Net loss per share basic and diluted                                  $      (0.02)          $      (0.05)
                                                                      ============           ============

Weighted average common shares outstanding used
 in per share calculations                                              67,923,467             60,965,590
                                                                      ============           ============

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                Consolidated Statements of Stockholders' Deficit

                                                    Series A Preferred              Common Stock
                                                  -----------------------          -------------------
                                                  Shares           Amount          Shares       Amount
                                                  ------           ------          ------       ------

Balance at September 30, 2008                     2,763,699     $  1,381,849     60,965,590     $ 60,966
  Stock compensation expense                             --               --             --           --
  Net loss                                               --               --             --           --
                                                -----------     ------------    -----------     --------
Balance at September 30, 2009                     2,763,699        1,381,849     60,965,590       60,966
  Conversion of debt into common stock                   --               --      3,125,000        3,125
  Stock issued employees expense                         --               --      4,000,000        4,000
  Stock compensation expense                             --               --             --           --
  Net loss                                               --               --             --           --
                                                -----------     ------------    -----------     --------
Balance at September 30, 2010                     2,763,699     $  1,381,849     68,090,590     $ 68,091
                                                ===========     ============    ===========     ========

                                                  Paid-in        Accumulated
                                                  Capital          Deficit         Total
                                                  -------          -------         -----

Balance at September 30, 2008                   $19,473,603     $(22,984,490)   $(2,068,072)
  Stock compensation expense                         40,834               --         40,834
  Net loss                                               --       (2,837,215)    (2,837,215)
                                                -----------     ------------    -----------
Balance at September 30, 2009                    19,514,437      (25,821,705)    (4,864,453)
  Conversion of debt into common stock              121,875               --        125,000
  Stock issued employees expense                    124,000               --        128,000
  Stock compensation expense                         35,744               --         35,744
  Net loss                                               --       (1,488,300)    (1,488,300)
                                                -----------     ------------    -----------
Balance at September 30, 2010                   $19,796,056     $(27,310,005)   $(6,064,009)
                                                ===========     ============    ===========

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                                Year Ended          Year Ended
                                                                               September 30,       September 30,
                                                                                   2010                2009
                                                                               -----------         -----------
Cash flows from operating activities:
  Net loss                                                                     $(1,488,300)        $(2,837,215)
  Adjustments to reconcile net loss to net cash
    Loss (gain) on disposal of assets                                               (3,206)                572
    Impairment of tooling                                                               --              67,500
    Impairment of goodwill                                                              --             364,600
    Impairment of intangible assets                                                     --             849,384
    Impairment of property and equipment                                            32,951                  --
    Reserve for inventory                                                           40,000                  --
    Depreciation and amortization                                                   80,750             418,463
    Stock-based compensation                                                       163,744              40,834
    Change in derivative liabilities                                                    --             (11,580)
    Amortization of debt discount                                                       --               4,811
  Changes in operating assets and liabilities:
    Accounts receivable                                                             10,638              34,306
    Inventory                                                                       16,605              69,097
    Prepaid expenses and other assets                                                5,304             166,534
    Accounts payable                                                               505,451             126,944
    Accrued expenses                                                               546,621             550,927
                                                                               -----------         -----------
       Net cash used in operating activities                                       (89,442)           (154,823)
                                                                               -----------         -----------
Cash flows from investing activities:
  Proceeds from sale of assets                                                       3,206                  --
                                                                               -----------         -----------
       Net cash provided by investing activities                                     3,206                  --
                                                                               -----------         -----------
Cash flows from financing activities:
  Proceeds from related party notes                                                 98,392              91,450
  Proceeds from the issuance of convertible debt                                        --             125,000
  Payments on capital lease obligations                                            (19,261)            (16,358)
  Repayments on related party notes payable                                             --              (5,587)
  Repayments on notes payable                                                       (4,454)            (32,364)
                                                                               -----------         -----------
       Net cash provided by financing activities                                    74,677             162,141
                                                                               -----------         -----------
Net decrease in cash and cash equivalents                                          (11,559)              7,318
Cash and cash equivalents at beginning of year                                      13,604               6,286
                                                                               -----------         -----------
Cash and cash equivalents at end of year                                       $     2,045         $    13,604
                                                                               ===========         ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                       $    19,012         $    32,969
                                                                               ===========         ===========
  Cash paid during the year for income taxes                                   $        --         $       800
                                                                               ===========         ===========
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                    $   125,000         $        --
                                                                               ===========         ===========

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                   Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
American Soil Technologies, Inc. (the "Company" or "American Soil"), formerly Soil Wash Technologies, Inc., was incorporated in the state of California on September 22, 1993. On November 24, 1999, the Company entered into an exchange agreement for the reverse acquisition of New Directions Manufacturing, Inc., a publicly traded Nevada corporation incorporated on January 9, 1997 ("New Directions"), wherein New Directions would acquire the assets of the Company and change its name to American Soil Technologies, Inc. This exchange agreement was effective as of the close of business on December 31, 1999.

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

The Company also expanded to provide next-generation and sustainable fertilizers thru the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen ("Nielsen") that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World. The formulas acquired from Nielsen were deemed not to be proprietary and subsequently deemed to have little or no value (see Note 5). Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, and soil and silage inoculants. Smart World also provides advanced, custom-formulated products built to suit unusual growing conditions and environments. Due to losses incurred in 2008, management terminated Smart World employees and seeks to operate through commission-based sales representatives. Additionally, the Company has several debt obligations that are past the contractual maturity date or are due and payable due to non payment of interest.

GOING CONCERN AND MANAGEMENT'S PLANS
The Company has sustained significant losses and has an accumulated deficit of $27,310,005 and negative working capital of $6,241,170 as of September 30, 2010. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of American Soil Technologies, Inc, and its wholly-owned subsidiary, Smart World Organics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories, impairment of property and equipment, carrying value of the intangible assets, and valuation of stock options.

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

ACCOUNTING FOR CONVERTIBLE DEBT
Convertible debt is accounted for under the guidelines established by ASC No. 470 Topic 20, "Debt with Conversion and Other Options" and ASC No. 740, "Income Tax". The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC No. 718, "Compensation, Stock Compensation", except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

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

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expense was $309 and $5,874, for the year ended September 30, 2010 and 2009, respectively.

REVENUE RECOGNITION
In accordance with ASC No. 605, "Revenue Recognition", revenue is recognized when products are shipped to a customer and the risks and rewards of ownership have passed based on the terms of the sale. Royalty revenues are recognized monthly based on customer usage as defined by individual agreements.

SHIPPING AND HANDLING COST
Shipping and handling fees charged to customers are included in net sales in accordance with ASC No. 605, "Revenue Recognition". The shipping and handling costs incurred by the Company are included in cost of sales.

INCOME TAXES
Deferred income taxes are determined using the liability method in accordance with ASC No. 740, Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and its ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
On  October  1,  2009,  the  Company  adopted  ASC 820 ("ASC  820")  Fair  Value
Measurements and Disclosures. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company's results of operations.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs,  other  than the  quoted  prices  in active  markets,  that are observable either directly or indirectly; and Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2010, the Company had no level 1, 2, or 3 assets or liabilities.

RESEARCH AND DEVELOPMENT EXPENSES
The Company expenses research and development costs as incurred.

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of September 30:

                                      2010           2009
                                      ----           ----
Percent of accounts receivable         46%            64%
Number of customers                     1              4

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                      2010           2009
                                      ----           ----
Percent of sales                       67%            64%
Number of customers                     3              3

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

STOCK-BASED COMPENSATION
The Company accounts for equity based compensation under the provisions of ASC No. 718, "Compensation, Stock Compensation" ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

ACCOUNTING FOR STOCK OPTIONS ISSUED TO CONSULTANTS
The Company measures compensation expense for its non-employee stock-based compensation under ASC No. 505 Topic 50, "Equity-Based Payments to Non-Employees". The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the following periods:

                                                      2010               2009
                                                   ----------         ----------
Convertible debt                                           --          3,125,000
Series A convertible preferred stock                2,763,699          2,763,699
                                                   ----------         ----------
                                                    2,763,699          5,888,699
                                                   ==========         ==========

LEGAL COSTS ASSOCIATED WITH LOSS CONTINGENCIES

The Company expenses legal costs in connection with loss contingencies as incurred and included in accounts payable.

RECENT ACCOUNTING PRONOUNCEMENTS

In  January  2010,  the  FASB  amended  authoritative   guidance  for  improving
disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

3. INVENTORIES

Inventories consist of the following at September 30:

                                       2010            2009
                                     --------        --------
Raw materials                        $  9,167        $ 64,818
Finished goods                          4,455           5,409
                                     --------        --------
                                     $ 13,622        $ 70,227
                                     ========        ========

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30:

                                              Estimated
                                             useful life
                                             (in years)        2010              2009
                                             ----------      ---------         ---------
Machinery                                       10           $ 583,323         $ 598,906
Vehicles                                         5                  --            44,615
Office furnishings, fixtures and equipment     3-5              28,962            46,330
                                                             ---------         ---------
                                                               612,285           689,851
Less accumulated depreciation                                 (597,271)         (611,027)
                                                             ---------         ---------
                                                             $  15,014         $  78,824
                                                             =========         =========

Depreciation expense for the year ended September 30, 2010 and 2009 was $30,859 and $72,332, respectively.

Management assessed property and equipment for impairment due to the decreased revenue streams from operations and specifically the lack of revenues being generated from the Smart World subsidiary and Northern California business segment. The majority of property and equipment with remaining book value consists of machinery and equipment and furniture and fixtures. In determining if impairment was necessary, Management estimated the fair value of property and equipment by comparing other similar used assets being sold, less estimated costs to sell. Based on Management's assessment, impairment was necessary for property and equipment as the fair value, was less than the carrying value. Impairment of property and equipment for the year ended September 30, 2010 and 2009 was $32,951 and zero, respectively. Of the total impairment for the year ended September 30, 2010, $21,218 related to Smart World and $11,733 to the Northern California segment of American Soil.

5. INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the components of intangible assets as of September 30:

                                        Polymer                                     Smart World
                                      application    Turf trade     Soil Medic      patents and
                                        patents        secrets        patent          formulas         Total
                                        -------        -------        ------          --------         -----
Balance at September 30, 2008          $ 207,665      $ 22,993      $ 480,576        $ 696,319       $1,407,553
  Additions                                   --            --             --               --               --
  Amortization                          (103,833)      (11,496)       (91,538)        (139,264)        (346,131)
  Impairment                            (103,832)      (11,497)      (177,000)        (557,055)        (849,384)
                                       ---------      --------      ---------        ---------       ----------
Balance at September 30, 2009          $      --      $     --      $ 212,038        $      --       $  212,038
  Additions                                   --            --             --               --               --
  Amortization                                --            --        (49,891)              --          (49,891)
  Impairment                                  --            --             --               --               --
                                       ---------      --------      ---------        ---------       ----------
Balance at September 30, 2010          $      --      $     --      $ 162,147        $      --       $  162,147
                                       =========      ========      =========        =========       ==========
Weighted average remaining life at:
  September 30, 2010                                                                                        3.2
  September 30, 2009                                                                                        4.2

As of September 30, 2009, Management evaluated the carrying value of its intangible assets and goodwill. Due to the lack of funding to execute certain business plans and the current state of the capital markets, management reduced its projected future sales and resulting cash flows resulted in an impairment charge of $849,384 related to intangible assets and $364,600 related to goodwill during the year ended September 30, 2009.

As of September 30, 2010, Management evaluated the value of the remaining intangible asset and determined that the associated expected cash flow of future revenues exceeded the carrying value of the asset. Accordingly, there was no impairment necessary in fiscal 2010.

The amortization expense was $49,891 and $346,131 for the year ended September 30, 2010 and 2009, respectively. Amortization is expected to be $49,891 for fiscal 2011, 2012, and 2013 and $12,474 for fiscal 2014.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consisted of the following at September 30:

                                             2010                2009
                                          ----------          ----------
Accounts payable                          $  653,519          $  613,915
Accounts payable - related party             368,318             318,212
Accrued litigation                           603,921             188,180
                                          ----------          ----------
                                          $1,625,758          $1,120,307
                                          ==========          ==========

Accrued expenses consisted of the following at September 30:

                                             2010                2009
                                          ----------          ----------

Interest                                  $  325,434          $  282,349
Interest to related parties                  150,675             101,427
Compensation and related                   1,150,543             696,255
                                          ----------          ----------
                                          $1,626,652          $1,080,031
                                          ==========          ==========

7. NOTES PAYABLE

Notes payable consists of the following at September 30:

                                                                  2010                  2009
                                                               -----------           -----------
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

Note payable to a related  party,  original  balance of             85,000                85,000
$85,000 bearing interest at prime rate of 3.25% payable
monthly. Note is unsecured and was due August 31, 2009.

Note payable to Diana Visco  bearing  interest at the              789,842               691,450
prime  rate of 3.25% at September 30, 2010 and
2009, respectively with interest payable monthly. The
note is unsecured and was due in January 2011.

Convertible note payable to an unrelated party. The note               --                125,000
is unsecured, and was due March 2, 2010 bearing interest
at 8% per annum.  Converted to Stock October 2009.

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

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest payable  quarterly.  The principal  balance is
convertible  into  common  stock at a rate of $0.25 per
share.  The note is unsecured.  The principal was due on
October 1, 2008.

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest   payable   quarterly.    The   principal   is
convertible  into  common  stock at a rate of $0.10 per
share.  The note is unsecured and was due on October 1,
2008.

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest   payable   quarterly.    The   principal   is
convertible  into  common  stock at a rate of $0.10 per
share. Note is unsecured and was due October 1, 2008.

Note payable to finance  company,  original  balance of                 --                 4,455
$48,542  bearing  interest at a rate of 2.9% per annum.
Monthly  principal  and interest  payments of $736 are
due through 2009. The note is  collateralized  by
vehicle financed.

Notes  payable to  various  individuals  with  interest            254,585               254,584
rates  ranging from 6% to 20%. The notes are  currently
in default.

Convertible  debenture  to an unrelated  party  bearing             75,000                75,000
interest  at a rate  of 10%  per  annum  with  interest
payable  quarterly.  The principal is convertible  into
common stock at a conversion  price of $0.19 per share.
Note is unsecured and was due on July 18, 2009.
                                                               -----------           -----------
                                                                 3,021,450             3,052,513
Less: debt discounts                                                    --                    --
                                                               -----------           -----------
                                                                 3,021,450             3,052,513

   Current portion                                              (3,021,450)           (2,927,513)
                                                               -----------           -----------
   Long-term portion                                           $        --           $   125,000
                                                               ===========           ===========

With the exception of the note payable to Diana Visco, all other notes are in default and are no longer convertible. Subsequent to year end, Ms. Visco's note also went into default.

CONVERTIBLE NOTES PAYABLE
On October 25, 2007, the Company and holders of an aggregate of $120,000 outstanding convertible notes agreed to extend the maturity of the outstanding principal balance one year for a reduction in conversion from $0.30 to $0.10 while the market price was $0.09 per share. The Company also granted to one holder, a warrant to purchase 100,000 shares of the Company's common stock. The warrants vested immediately had an exercise price of $0.10 per share and expire two years from the date of issuance. The fair value of the warrants was approximately $6,267 as determined by the Black-Scholes option pricing model.

Since the notes had matured, the Company determined the extensions represent the issuance of new notes. No modification or extinguishment accounting was required. The proceeds were allocated between the convertible notes and the warrant based on their relative fair values and resulted in $24,816 being allocated to the convertible notes payable and $5,184 to the warrants. The resulting discount related to the warrants was amortized over the life of the convertible notes.

On September 2, 2009, the Company entered into a convertible note payable Agreement with a third party investor for $125,000. The note was unsecured and due on March 2, 2010, bearing interest at 8% per annum. The note was convertible in to common stock at the option of the holder at any time at a conversion price of $0.04 per share. The note was converted into 3,125,000 shares of common stock on October 8, 2009. The conversion price being equal to the stock price on the date of issuance.

8% CONVERTIBLE DEBENTURE
On December 20, 2006, the Company purchased exclusive soil additive formulas, proprietary software, trademarks and patents. The Company funded the acquisition through the issuance of $1,500,000 of 8% Convertible Debenture ("Convertible Note") to Raymond Nielsen ("Holder"). The Debenture was convertible into common stock at the option of the Holder any time prior to the maturity date. The conversion price was equal to the closing price of the Company's common stock for the day immediately preceding the date of the conversion.

The Convertible Note contained an embedded conversion feature ("ECF") as prescribed in ASC No. 815. As a result of the ECF not being convertible into a fixed number of shares, the ECF was classified as derivative financial instruments under ASC No. 815. The accounting treatment required the Company to record the ECF as a derivative liability on the balance sheet at its fair values as of each reporting date based on the Black-Scholes option pricing model. Any change in the Company's stock price results in a change in the fair value of the derivative liability and is recorded as non-operating, non-cash income or expense at each reporting date in the accompanying consolidated statement of operations.

The conversion feature ceased during the 2009 fiscal year and accordingly, the derivative liability was eliminated as of September 30, 2009 with the remaining decrease in fair value being shown in the statement of operations.

8. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended September 30:

                                                             2010         2009
                                                            ------       ------
Federal                                                     $   --       $   --
State                                                         (800)        (800)
                                                            ------       ------
Provision for income taxes                                  $ (800)      $ (800)
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

                                                            2010        2009
                                                           -------     -------

Statutory rate                                              (34.0)%     (34.0)%
Increase (decrease) in taxes resulting from the following:
  State income taxes, net of federal benefit                  5.64%        2.6%
  Amortization of debt discount                                0.0%        0.0%
  Derivative liability                                       (0.0)%     (0.14)%
  Change in valuation allowance                              28.36%      31.54%
                                                           -------     -------
                                                                --%         --%
                                                           =======     =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30:

                                                     2010              2009
                                                  -----------       -----------
Deferred tax assets (liabilities):
Current:
  Reserves and accruals                           $   912,509       $   513,023
Non-current:
  Intangible assets                                   597,000           597,000
  Net operating losses                              7,325,707         7,306,182
  Other                                                86,960            56,032
  Valuation allowance                              (8,922,176)       (8,472,237)
                                                  -----------       -----------
                                                  $        --       $        --
                                                  ===========       ===========

At September 30, 2010 and 2009, the valuation allowance was increased by a total of $449,939 and $2,086,542 respectively. At September 30, 2010, the Company had federal net operating loss carryforwards of approximately $24,363,665 that expire from 2010 through 2030 and state net operating carryforwards of $9,290,652 expiring from 2010 through 2015. These net operating losses may be suspended or limited due to changes in State and Federal legislation, as well as a possible change in ownership as defined under Section 382 of the IRC.

The Company has not filed its state and federal income tax returns for the fiscal year ended September 30, 2009; management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
During the year ended September 30, 2010, the Company leased real property located in Pacoima, California from an entity owned by Ms. Visco. The Company currently occupied this facility on a month-to-month basis. Rent expense under this lease for the year ended September 30, 2010 and 2009 was $7,061 and $7,061, respectively. Subsequent to year end, the Company moved its corporate offices, see Note 14.

In connection with the acquisition Smart World, the Company assumed leases for a warehouse and office space which expired on April 30, 2008 and November 30, 2007, respectively. The Company is currently renting this facility on a month-to-month basis for $2,914 per month.

On November 3, 2006, the Company entered into an agreement to lease approximately 100 acres of land in San Mateo, CA. for the purpose of obtaining water rights to be used in operations. This lease was subsequently terminated after management determined that the water rights were not as represented to them. Per the terms of the agreement, lease payments were $100,000 per year for a total of seven years or $700,000. The Company paid the first year's rent in advance of $100,000 and a security deposit of $100,000. Management made a demand for return of the amounts paid, without success. Due to the lack of capital to pursue the matter, management determined that it is unlikely the Company will be able to recover such amounts, and accordingly, they recorded a provision for loss on the security deposit in the amount of $100,000 during the year ended September 30, 2009. There is no additional contingent liability related to this transaction.

CAPITAL LEASES
The Company leases certain equipment under capital leases. Minimum annual required lease payments under the lease agreements are as follows as of September 30:

2011                                                   $  3,600
                                                       --------
Total minimum lease payments                              3,600
Less amount representing interest                           (73)
                                                       --------
Present value of future minimum lease payments         $  3,527
                                                       ========

Equipment under capital leases included in machinery and equipment at September 30, 2010 are as follows:

Machinery and equipment                                $ 75,000
Less - accumulated depreciation                         (71,250)
                                                       --------
                                                       $  3,750
                                                       ========

PENDING PROPERTY ACQUISITION On November 27, 2007, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions to acquire real property in Pescadero, California for a purchase price of $5,400,000. The property has been improved with approximately 700,000 square feet of greenhouses and the Company plans to continue to operate the property as a nursery. In connection with the agreement, the Company deposited $50,000 with the escrow agent of which a $10,000 non-refundable deposit was released to the sellers. In December 2007, per the terms of the agreement, the Company was to have deposited an additional $100,000 into the escrow account on or before December 14, 2007 if the Company's due diligence had been completed. Said due diligence has not been completed, therefore the deposit has not been made. The remaining $5,350,000 was due by December 28, 2007, the original closing date, and then extended to May 27, 2008 for additional consideration of $50,000. In fiscal 2009, the company determined that it was unlikely the advanced funds would be able to be recovered, and recorded a provision for loss on the deposit in the amount of $50,000.

LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The Company was unable to make the agreed upon payment and on July 8, 2010 Stockhausen entered a judgment for the above stated amount against the company. The Company has accrued $603,921 and $188,180 related to the litigation as of September 30, 2010 and 2009, respectively, which is included in accounts payable in the accompanying balance sheets.

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

11. PREFERRED STOCK

The Company has 10,000,000 preferred stock authorized of which 2,763,699 shares of $0.50 stated value Series A convertible preferred stock ("Series A Preferred") are issued and outstanding as of September 30, 2010 and 2009. The Series A Preferred have the following characteristics:

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

12. COMMON STOCK

On October 8, 2009, the Board of Directors granted 1,000,000 shares of common stock to each of its Directors Carl Ranno, Neil Kitchen, Scott Baker and to Diana Visco. The grant was made because of each respective recipient's contribution to the Company. The stock was valued at $0.032 per share based on the closing stock price on the day of grant, resulting in stock compensation expense of $128,000.

STOCK OPTIONS
In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized for grant. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value or in the case of a grant of an incentive stock option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option is granted. The 2002 Plan terminates in

November 2012. The options are fully-vested when granted and are exercisable for a period of ten years from the date of grant and are subject to cancellation upon termination of employment. The Company has granted options to purchase 1,010,000 shares and 300,000 shares with exercise prices of $0.50 and $0.25, respectively. The market price at the date of grant was $0.12. At September 30, 2010 and 2009, 450,000 and 690,000 stock options are available for grant, respectively.

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

The following table summarizes stock option activity under the above stock option plans:

                                                                                 Remaining
                                          Number of     Weighted-Average      Contractual Term
                                           Shares       Exercise Price           (in years)
                                           ------       --------------           ----------
Outstanding at September 30, 2008         2,431,840          $0.18                   3.9
  Granted                                        --
  Exercised                                      --
  Cancelled                                (435,840)          0.11
                                        -----------
Outstanding at September 30, 2009         1,996,000           0.19                   3.0
  Granted                                        --
  Exercised                                      --
  Cancelled                                  20,000
                                        -----------
Outstanding at September 30, 2010         1,976,000          $0.20                   2.0
                                        ===========

The fair value of stock options awarded were estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price was based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. There were no options issued during the years ended September 30, 2010 and 2009 that required valuation.

                                       Outstanding                                      Exercisable
                    ----------------------------------------------     -------------------------------------------
                                    Weighted      Weighted Average                   Weighted     Weighted Average
                                    Average          Remaining                       Average         Remaining
                    Number of       Exercise      Contractual Life     Number of     Exercise     Contractual Life
Exercise Prices       shares         Price           (in years)          shares       Price          (in years)
---------------       ------         -----           ----------          ------       -----          ----------
    $0.50             450,000        $0.50               2.1             450,000      $0.50             2.1
    $0.11           1,526,000        $0.11               2.0           1,144,500      $0.11             2.0

At September 30, 2010, total unrecognized estimated compensation expense of $35,500 related to 381,500 non-vested stock options is expected to be recognized over a weighted-average period of 1.0 year. The intrinsic value of options is zero as all options had an exercise price above the closing price of the stock at September 30, 2010.

Stock based compensation expense was $163,744 and $40,834 for the years ended September 30, 2010 and 2009 respectively.

WARRANTS TO PURCHASE COMMON STOCK
The following tables summarize the issuances of warrants to purchase shares of the Company's common stock:

                                                     Number of
                                                      Shares
                                                      -------
Outstanding at September 30, 2008                     884,000
  Granted                                                  --
  Exercised                                                --
  Cancelled                                           (100,00)
                                                      -------
Outstanding at September 30, 2009                     784,000
  Granted                                                  --
  Exercised                                                --
  Cancelled                                          (784,000)
                                                      -------
Outstanding at September 30, 2010                          --
                                                      =======

13. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2009, Ms. Visco loaned the Company an additional $91,450. This note was consolidated with a note issued in August 2008 to Ms. Visco for $600,000, and accordingly the previous note was superseded. The new note was for a total of $691,450. The principal was due on September 30, 2010. Interest was payable monthly based upon the prime rate.

During the year ended September 30, 2010, Ms. Visco loaned the Company an additional
$98,392. The Company entered into a new note for $789,842 with Ms. Visco which superseded all previous notes. The principal was due on January 12, 2011. Interest is payable monthly based on Prime rate.

Rent expense incurred in connection with an entity partially controlled by Ms. Visco was $7,061 for each of the years ended September 30, 2010 and 2009.

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controlled was $24,781 and $25,145 for the year ended September 30, 2010 and 2009, respectively.

14. SUBSEQUENT EVENTS

Subsequent to year end, the Company moved its corporate offices to Canoga Park, CA. The Company shares office space with an entity owned by a related party and does not pay rent.