Form 10-Q
period 2010-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2011-02-22
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

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

                   7745 Alabama Ave #9 Canoga Park, CA 91304
                    (Address of principal executive offices)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X}
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 18, 2011, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                       3

         Consolidated Balance Sheets -
         December 31, 2010 and September 30, 2010                            3

         Consolidated Statements of Operations -
         For the three months ended December 31, 2010 and 2009               4

         Consolidated Statements of Cash Flows -
         For the three months ended December 31, 2010 and 2009               5

         Consolidated Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         13

Item 4.  Controls and Procedures                                            13

Item 4T. Controls and Procedures                                            13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 1A. Risk Factors                                                       14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  15

Item 6.  Exhibits                                                           15

SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              December 31,          September 30,
                                                                                 2010                   2010
                                                                             ------------           ------------
Assets:

Current assets
  Cash and cash equivalents                                                  $      1,142           $      2,045
  Accounts receivable, net of allowance of $38,538 and $38,538
  at December 31,2010 and September 30, 2010, respectively                         15,671                  6,010
  Inventories                                                                      12,311                 13,622
  Prepaid expenses and other current assets                                         2,520                 14,541
                                                                             ------------           ------------
      Total current assets                                                         31,644                 36,218
Property and equipment, net                                                         4,791                 15,014
Intangible assets                                                                 149,674                162,147
                                                                             ------------           ------------

      Total assets                                                           $    186,109           $    213,379
                                                                             ============           ============
Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                           $  1,663,896           $  1,625,758
  Accrued liabilities                                                           1,753,579              1,626,652
  Notes payable                                                                 1,919,585              1,919,585
  Capital lease obligations                                                            --                  3,527
  Notes payable to related parties                                              1,104,866              1,101,866
                                                                             ------------           ------------
      Total current liabilities                                                 6,441,926              6,277,388
                                                                             ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000
   shares authorized, 2,763,699 shares issued and outstanding
   at December 31,2010 and September 30, 2010, respectively                     1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 68,090,590 shares issued and outstanding at
   December 31, 2010 and September 30, 2010, respectively                          68,091                 68,091
  Additional paid-in capital                                                   19,804,992             19,796,056
  Accumulated deficit                                                         (27,510,749)           (27,310,005)
                                                                             ------------           ------------
      Total stockholders' deficit                                              (6,255,817)            (6,064,009)
                                                                             ------------           ------------

      Total liabilities and stockholders' deficit                            $    186,109           $    213,379
                                                                             ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Montbs           Three Montbs
                                                          Ended                  Ended
                                                        December 31,           December 31,
                                                           2010                   2009
                                                       ------------           ------------
Revenue                                                $     21,014           $     10,258
Cost of goods sold (excluding amortization of
 intangible assets)                                          13,644                  6,831
                                                       ------------           ------------
      Gross profit                                            7,370                  3,427
                                                       ------------           ------------
Operating expenses:
  General and administrative                                167,622                299,571
  Sales and marketing                                            75                    317
  Amortization of intangible assets                          12,473                 12,473
                                                       ------------           ------------
      Total operating expenses                              180,170                312,361
                                                       ------------           ------------
Loss from operations                                       (172,800)              (308,934)

Other (income) expense
  Interest expense                                           26,744                 26,567
  Loss on sale of property and equipment                      1,200                     --
                                                       ------------           ------------
Loss before income taxes                                   (200,744)              (335,501)
Provision for income taxes                                       --                     --
                                                       ------------           ------------

Net loss                                               $   (200,744)          $   (335,501)
                                                       ============           ============

Net loss per share basic and diluted                   $      (0.00)          $      (0.00)
                                                       ============           ============
Weighted average common shares outstanding
 used in per share calculations                          68,090,590             67,427,547
                                                       ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Montbs         Three Montbs
                                                                      Ended                Ended
                                                                    December 31,         December 31,
                                                                       2010                 2009
                                                                    ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (200,744)          $ (335,501)
  Adjustments to reconcile net loss to net cash
    Loss on disposal of assets                                           1,200                   --
    Depreciation and amortization                                       18,496               20,125
    Stock-based compensation                                             8,936              136,936
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (6,661)               9,633
    Inventory                                                            1,312                1,202
    Prepaids and other current assets                                       --                  762
    Accounts payable                                                    38,137              (32,149)
    Accrued expenses                                                   138,948              145,416
                                                                    ----------           ----------
       Net cash used in operating activities                              (376)             (53,576)
                                                                    ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes                                      3,000               48,500
  Payments on capital lease obligations                                 (3,527)              (4,524)
  Repayments on notes payable                                               --               (2,181)
                                                                    ----------           ----------
       Net cash provided by (used in) financing activities                (527)              41,795
                                                                    ----------           ----------

       Net decrease in cash and cash equivalents                          (903)             (11,781)

NONCASH INVESTING & FINANCING ACTIVITIES:
  Cash and cash equivalents at beginning of period                       2,045               13,604
                                                                    ----------           ----------

  Cash and cash equivalents at end of period                        $    1,142           $    1,823
                                                                    ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $27,510,749 and negative working capital of $6,410,282 as of December 31, 2010. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in the Company's Form 10-K have been omitted. The results of operations for the three month periods ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

                                                     2010
                                                     ----

            Percent of accounts receivable            76%
            Number of customers                        2


Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended December 31:

                                                     2010        2009
                                                     ----        ----

            Percent of sales                          95%         85%
            Number of customers                        4           4

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three months ended December 31:

                                                    2010              2009
                                                 ----------        ----------

     Series A convertible preferred stock         2,763,699         2,763,699
                                                 ----------        ----------
                                                  2,763,699         2,763,699
                                                 ==========        ==========

4. INVENTORIES

Inventories consist of the following at:

                                                 December 31,      September 30,
                                                    2010               2010
                                                  --------           --------
                                                  Unaudited

     Raw materials                                $  7,767           $  9,167
     Finished goods                                  4,544              4,455
                                                  --------           --------
                                                  $ 12,311           $ 13,622
                                                  ========           ========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                                 December 31,      September 30,
                                                    2010               2010
                                                  --------           --------
                                                  Unaudited

     Interest                                    $  336,876        $  325,434
     Interest to related parties                    163,320           150,675
     Compensation and related                     1,253,383         1,150,543
                                                 ----------        ----------
                                                 $1,753,579        $1,626,652
                                                 ==========        ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2010, The Louie Visco Estate loaned the Company an additional $3,000. This note was consolidated with a note issued in August 2000 for $85,000, and accordingly the previous note has been superceeded. The new note is for a total of $88,000. The principal is due on August 31, 2011. Interest is payable monthly based upon the prime rate.

7. STOCKHOLDERS' DEFICIT

STOCK OPTIONS

As of December 31, 2010, there were 1,976,000 stock options outstanding with a weighted average exercise price of $0.19 and a remaining contractual life of
1.75 years. Stock option expense for the quarters ending December 31, 2010 and 2009 was $8,936 and $8,936, respectively which is included in general and administrative expenses in the accompanying Statement of Operations.

COMMON STOCK

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement. On January 21, 2011, we agreed to pay interest on the settlement amount at 4%, per annum.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                    Three Months Ended       Three Months Ended
                                     December 31, 2010        December 31, 2009
                                     -----------------        -----------------
                                        (Unaudited)              (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                $     21,014             $     10,258
Net Loss                                   (200,744)                (335,501)
Net Loss per Share                     $      (0.00)            $      (0.00)

                                     December 31, 2010        September 30, 2010
                                     -----------------        ------------------
                                        (Unaudited)
BALANCE SHEET DATA:
Current Assets                         $     31,644             $     36,218
Total Property & Equipment, Net               4,791                   15,014
Intellectual Property, Net                  149,674                  162,147
Total Assets                                186,109                  213,379
Total Current Liabilities                 6,441,926                6,277,388
Accumulated Deficit                    $(27,510,749)            $(27,310,005)

THREE MONTHS ENDED DECEMBER 31, 2010 (UNAUDITED) COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED)

REVENUES

Revenues for the three months ended December 31, 2010 were $21,014, compared to $10,258 for the three months ended December 31, 2009, an increase of 105%. This increase in revenue is a direct result of repeat customers that now have the ability to purchase more product because of the economic improvements in the industry.

COST OF SALES

Cost of goods sold increased to $13,644 for the three months ended December 31, 2010 from $6,831, for the three months ended December 31, 2009. The increase in the cost of sales is the result of the increased revenues during this period. Our gross margins were 35% and 33% for the three months ended December 31, 2010 and 2009, respectively. The increase in our gross margins was due to an increase in sales in relation to our costs of sale during three months ending December 31, 2010.

OPERATING EXPENSES

Operating expenses decreased 42% to $180,170 from $312,361 for the three month period ended December 31, 2010 and 2009, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $167,622 for the three months ended December 31, 2010 from $299,571 for the three months ended December 31, 2009 due to the continued reduction in compensation and other administrative costs.

NET LOSS

We experienced a net loss from operations of $200,744 for the three months ended December 31, 2010 as compared to a net loss of $335,501 for the three months ended December 31, 2009. Our general and administrative expense decreased from $299,571 in the three months ended December 31, 2009 to $167,622 for the three months ended December 31, 2010.

The decrease in the net loss is directly related to a reduction in certain staff, reduced operations, and an increase in revenue noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,142 and $2,045 at December 31, 2010 and September 30, 2010, respectively. Net cash used in operations was $376, for the period ended December 31, 2010 compared to net cash used in operations of $53,576 for the comparable period ended December 31, 2009. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At December 31, 2010, the outstanding balance of notes payable was $3,024,451. These debentures consisted of: a) $1,500,000, 8% per annum debenture at which is currently in default and in dispute; (b) various debentures totaling $419,585 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $789,842 bearing interest at prime; (d) various loans from related parties totaling $315,024 bearing interest from prime to 12%.

Interest expense for the three months ended December 31, 2010 and 2009 was $26,744 and $26,567, respectively.

We have a working capital deficit $6,410,282 as of December 31, 2010 compared to working capital deficit of $6,241,170 as of September 30, 2010. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $27,510,749 and a working capital deficit of approximately $6,410,282 as of December 31, 2010. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern in our most recent 10-K for the year ended September 30, 2010.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. For the year ended September 30, 2010, the Chief Executive Officer had evaluated the effectiveness of our disclosure controls and procedures and had determined that asset recoverability analysis needs to be improved. In response to this deficiency, we hired a financial expert to assist us in improving our disclosure controls and procedures. We believe that the changes implemented enabled the Company to improve its timely reporting of the required assessment analysis and related disclosures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

DATED: February 22, 2011          AMERICAN SOIL TECHNOLOGIES, INC.


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