Form 10-Q
period 2011-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2011-05-16
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011

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

As of May 16, 2011, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                       3

         Consolidated Balance Sheets -
         March  31, 2011 and September 30, 2010                              3

         Consolidated Statements of Operations -
         For the three and six months ended March  31, 2011 and 2010         4

         Consolidated Statements of Cash Flow -
         For the six months ended March 31, 2011 and 2010                    5

         Consolidated Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         13

Item 4.  Controls and Procedures                                            13

Item 4T. Controls and Procedures                                            13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 1A. Risk Factors                                                       14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  15

Item 6.  Exhibits                                                           15

SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         March 31, 2011       September 30, 2010
                                                                         --------------       ------------------
Assets:

Current assets
  Cash and cash equivalents                                               $     18,672           $      2,045
  Accounts receivable, net of allowance of $38,538 at
   March 31, 2011 and September 30, 2010                                        19,596                  6,010
  Inventories                                                                   10,695                 13,622
  Prepaid expenses and other current assets                                      2,520                 14,541
                                                                          ------------           ------------
      Total current assets                                                      51,483                 36,218
Property and equipment, net                                                      1,494                 15,014
Intangible assets                                                              137,201                162,147
                                                                          ------------           ------------
Total assets                                                              $    190,178           $    213,379
                                                                          ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                        $  1,708,543           $  1,625,758
  Accrued liabilities                                                        1,884,817              1,626,652
  Notes payable                                                              1,919,585              1,919,585
  Capital lease obligations                                                         --                  3,527
  Notes payable to related parties                                           1,104,866              1,101,866
                                                                          ------------           ------------
      Total current liabilities                                              6,617,811              6,277,388
                                                                          ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value,
   25,000,000 shares authorized, 2,763,699 shares
   issued and outstanding at March 31, 2011 and
   September 30, 2010                                                        1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at
   March 31, 2011 and September 30, 2010                                        68,091                 68,091
  Additional paid-in capital                                                19,813,928             19,796,056
  Accumulated deficit                                                      (27,691,501)           (27,310,005)
                                                                          ------------           ------------
      Total stockholders' deficit                                           (6,427,633)            (6,064,009)
                                                                          ------------           ------------

Total liabilities and stockholders' deficit                               $    190,178           $    213,379
                                                                          ============           ============

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months      Three Months       Six Months        Six Months
                                                  Ended             Ended             Ended             Ended
                                                 March 31,         March 31,         March 31,         March 31,
                                                   2011              2010              2011              2010
                                               ------------      ------------      ------------      ------------
Revenue                                        $     62,804      $     41,329      $     83,818      $     51,587
Cost of goods sold (excluding amortization
 of intangible assets)                               19,359            14,955            33,003            21,786
                                               ------------      ------------      ------------      ------------
      Gross profit                                   43,445            26,374            50,815            29,801
                                               ------------      ------------      ------------      ------------
Operating expenses:
  General and administrative                        180,193           270,999           347,815           570,591
  Sales and marketing                                    75               434               150               751
  Amortization of intangible assets                  12,473            12,473            24,946            24,946
                                               ------------      ------------      ------------      ------------
Total operating expenses                            192,741           283,906           372,911           596,288
                                               ------------      ------------      ------------      ------------

Loss from operations                               (149,296)         (257,532)         (322,096)         (566,487)

Other (income) expense
  Interest expense                                   36,321            31,230            63,065            57,776
  Gain on sale of property and equipment             (4,865)           (3,206)           (3,665)           (3,206)
                                               ------------      ------------      ------------      ------------
Loss before income taxes                           (180,752)         (285,556)         (381,496)         (621,057)
Provision for income taxes                               --                --                --                --
                                               ------------      ------------      ------------      ------------

Net loss                                       $   (180,752)     $   (285,556)     $   (381,496)     $   (621,057)
                                               ============      ============      ============      ============

Net loss per share basic and diluted           $      (0.00)     $      (0.00)     $      (0.01)     $      (0.01)
                                               ============      ============      ============      ============

Weighted average common shares outstanding
 used in per share calculations                  68,090,590        68,090,590        68,090,590        67,759,069
                                               ============      ============      ============      ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months          Six Months
                                                                                Ended               Ended
                                                                               March 31,           March 31,
                                                                                 2011                2010
                                                                              ----------          ----------
Cash flows from operating activities:
  Net loss                                                                    $ (381,496)         $ (621,057)
  Adjustments to reconcile net loss to net cash
    Gain on disposal of assets and inventory                                      (3,665)             (3,206)
    Depreciation and amortization                                                 31,467              40,333
    Stock-based compensation                                                      17,872             145,872
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (13,586)             (3,374)
    Inventory                                                                     10,591               9,559
    Prepaid expenses and other assets                                             12,022              (2,233)
    Accounts payable                                                              76,468              49,249
    Due to related parties                                                         6,316              24,135
    Deferred revenue                                                                  --              23,937
    Accrued expenses                                                             258,165             270,649
                                                                              ----------          ----------
       Net cash provided by (used in) operating activities                        14,154             (66,136)
                                                                              ----------          ----------
Cash flows from investing activities:
  Proceeds from sale of assets                                                     3,000               3,206
                                                                              ----------          ----------
       Net cash used in investing activities                                       3,000               3,206
                                                                              ----------          ----------
Cash flows from financing activities:
  Proceeds from related party notes                                                3,000              84,225
  Payments on capital lease obligations                                           (3,527)             (9,237)
  Repayments on notes payable                                                         --              (4,454)
                                                                              ----------          ----------
       Net cash provided by (used in) financing activities                          (527)             70,534
                                                                              ----------          ----------

       Net decrease in cash and cash equivalents                                  16,627               7,604

Cash and cash equivalents at beginning of period                                   2,045              12,604
                                                                              ----------          ----------

Cash and cash equivalents at end of period                                    $   18,672          $   20,208
                                                                              ==========          ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                    $       --          $       --
                                                                              ==========          ==========
  Cash paid during the period for income taxes                                $       --          $       --
                                                                              ==========          ==========
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                   $       --          $  125,000
                                                                              ==========          ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $27,691,501 and negative working capital of $6,566,328 as of March 31, 2011. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings, Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and six-month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of March 31:

                                              2011                2010
                                              ----                ----

     Percent of accounts receivable            79%                100%
     Number of customers                        2                   4

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended March 31:

                                              2011                2010
                                              ----                ----

     Percent of sales                          95%                 83%
     Number of customers                        4                   3

Sales from individual customers representing 10% or more of sales consist of the following customers for the six months ended March 31:

                                              2011                2010
                                              ----                ----

     Percent of sales                          86%                 75%
     Number of customers                        3                   3

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic net loss per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted net loss per share amounts are identical as the effect of potential common shares is antidilutive. As of March 31, 2011, the Company has 1,976,000 stock options for which all of the exercise prices were in excess of the average closing price of the Company's stock during the three and six months ended March 31, 2011 and 2010, and thus no shares are considered dilutive under the treasury stock method.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three and six months:

                                                 March 31,          March 31,
                                                   2011               2010
                                                ----------         ----------

Series A convertible preferred stock             2,763,699          2,763,699
                                                ----------         ----------
                                                 2,763,699          2,763,699
                                                ==========         ==========

4. INVENTORIES

Inventories consist of the following at:

                                                 March 31,        September 30,
                                                   2011               2010
                                                ----------         ----------

Raw materials                                   $    6,350         $    9,167
Finished goods                                       4,345              4,455
                                                ----------         ----------
                                                $   10,695         $   13,622
                                                ==========         ==========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                                 March 31,        September 30,
                                                   2011               2010
                                                ----------         ----------

Interest                                        $  348,072         $  325,434
Interest to related parties                        175,706            150,675
Compensation and related                         1,361,039          1,150,543
                                                ----------         ----------
                                                $1,884,817         $1,626,652
                                                ==========         ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the six-months ended March 31, 2011, The Louie Visco Estate loaned the Company an additional $3,000. This note was consolidated with a note issued in August 2000 for $85,000, and accordingly the previous note has been superceeded. The new note is for a total of $88,000. Principal is due August 31, 2011. Interest is payable monthly based upon the current prime rate.

7. COMMON STOCK

STOCK OPTIONS

As of March 31, 2011, there were 1,976,000 stock options outstanding with a weighted average exercise price of $0.19 and a remaining contractual life of 1.5 years. Stock option expense for the quarters ending March 31, 2011 and 2010 was $8,936 and $8,936, respectively which is included in general and administrative expenses in the accompanying Statements of Operations.

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement. On February 21, 2011, we agreed to pay interest on the settlement amount at 4%, per annum.

To the best knowledge of our management, there are no other significant legal proceedings pending against us.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                     Six Months Ended          Six Months Ended
                                       March 31, 2011           March 31, 2010
                                       --------------           --------------
                                        (Unaudited)              (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                $     83,818             $     51,587
Net Loss                                   (381,496)                (621,057)
Net Loss per Share                     $      (0.01)            $      (0.01)

                                       March 31, 2011         September 30, 2010
                                       --------------         ------------------
                                        (Unaudited)               (Audited)
BALANCE SHEET DATA:
Current Assets                         $     51,483             $     36,218
Total Property & Equipment, Net               1,494                   15,014
Intellectual Property, Net                  137,201                  162,147
Total Assets                                190,178                  213,379
Total Current Liabilities                 6,617,811                6,277,388
Accumulated Deficit                    $(27,691,501)            $(27,310,005)

SIX MONTHS ENDED MARCH 31, 2011 (UNAUDITED) COMPARED TO SIX MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

REVENUES

Revenues for the six months ended March 31, 2011 were $83,818, compared to $51,587 for the six months ended March 31, 2010, an increase of 62%. This increase in revenue is a direct result of repeat customers that now have the ability to purchase more product because of the economic improvements in the industry.

COST OF SALES

Cost of goods sold increased to $33,003 for the six months ended March 31, 2011 from $21,786, for the six months ended March 31, 2010. The increase in the cost of sales is the result of the increased revenues during this period. Our gross margins were 61% and 58% for the six months ended March 31, 2011 and 2010, respectively. The increase in our gross margins was due to an increase in sales in relation to our costs of sales during six months ending March 31, 2011.

OPERATING EXPENSES

Operating expenses decreased 37% to $372,911 from $596,288 for the six month period ended March 31, 2011 and 2010, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $347,815 for the six months ended March 31, 2011 from $570,591 for the six months ended March 31, 2010 due to the continued reduction in compensation and other administrative costs.

NET LOSS

We experienced a net loss from operations of $381,496 for the six months ended March 31, 2011 as compared to a net loss of $621,057 for the six months ended March 31, 2010. Our sales and marketing expenses decreased from $751 in the six months ended March 31, 2010, to $150 for the six months ended March 31, 2011. Our general and administrative expense decreased from $570,591 in the six months ended March 31, 2010 to $347,815 for the six months ended March 31, 2011.

The decrease in the net loss is directly related to a reduction in certain staff and reduced operations. Revenue from the sale of products increased from $51,587 for the six months ended March 31, 2010 to $83,818 for the six months ended March 31, 2011. This increase in revenue is a direct result of the economic improvement found in the industry.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $18,672 and $2,045 at March 31, 2011 and September 30, 2010, respectively. Net cash provided by operations was $14,154 for the period ended March 31, 2011 compared to net cash used in operations of $66,136 for the comparable period ended March 31, 2010. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At March 31, 2011, the outstanding balance of notes payable was $3,024,451. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,585 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $789,842 bearing interest at prime; (d) various loans from related parties totaling $315,024 bearing interest from prime to 12%.

Interest expense for the six months ended March 31, 2011 and 2010 was $63,065 and $57,776, respectively.

We have a working capital deficit $6,566,328 as of March 31, 2011 compared to working capital deficit of $6,241,170 as of September 30, 2010. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $27,691,501 and a working capital deficit of approximately $6,566,328 as of March 31, 2011. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our President and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer have designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures and has determined that they are adequate.

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

DATED: May 16, 2011               AMERICAN SOIL TECHNOLOGIES, INC.


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