Form 10-Q
period 2011-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2011-08-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X}
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 15, 2011, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets -
         June 30, 2011 and September 30, 2010                                 3

         Consolidated Statements of Operations -
         For the three and nine months ended June  30, 2011 and 2010          4

         Consolidated Statements of Cash Flows -
         For the nine months ended June 30, 2011 and 2010                     5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14

Item 4T. Controls and Procedures                                             14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 1A. Risk Factors                                                        15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          June 30, 2011        September 30, 2010
                                                                          -------------        ------------------
Assets:

Current assets
  Cash and cash equivalents                                                $      3,421           $      2,045
  Accounts receivable, net of allowance of $38,538 at
   June 30, 2011 and September 30, 2010                                          10,565                  6,010
  Inventories                                                                     9,725                 13,622
  Prepaid and other current assets                                                1,020                 14,541
                                                                           ------------           ------------
      Total current assets                                                       24,731                 36,218
Property and equipment, net                                                       1,012                 15,014
Intangible assets                                                               124,728                162,147

                                                                           ------------           ------------
Total assets                                                               $    150,471           $    213,379
                                                                           ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                         $  1,687,830           $  1,625,758
  Accrued liabilities                                                         2,012,807              1,626,652
  Notes payable                                                               1,919,585              1,919,585
  Capital lease obligations                                                          --                  3,527
  Notes payable to related parties                                            1,104,866              1,101,866
                                                                           ------------           ------------
      Total current liabilities                                               6,725,088              6,277,388
                                                                           ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   June 30, 2011 and September 30, 2010, respectively                         1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at June 30, 2011 and
   September 30, 2010, respectively                                              68,091                 68,091
  Additional paid-in capital                                                 19,822,864             19,796,056
  Accumulated deficit                                                       (27,847,421)           (27,310,005)
                                                                           ------------           ------------
      Total stockholders' deficit                                            (6,574,617)            (6,064,009)
                                                                           ------------           ------------
Total liabilities and stockholders' deficit                                $    150,471           $    213,379
                                                                           ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months       Three Months        Nine Months       Nine Months
                                                   Ended              Ended              Ended             Ended
                                               June 30, 2011      June 30, 2010      June 30, 2011     June 30, 2010
                                               -------------      -------------      -------------     -------------
Revenue                                        $     15,790       $     53,133       $     99,608      $    104,720
Cost of goods sold (excluding
 amortization of intangible assets)                   4,747             26,993             37,749            48,779
                                               ------------       ------------       ------------      ------------
      Gross profit                                   11,043             26,140             61,859            55,941
                                               ------------       ------------       ------------      ------------
Operating expenses:
  General and administrative                        128,710            178,438            476,527           749,030
  Sales and marketing                                   122                575                271             1,326
  Amortization of intangible assets                  12,473             12,473             37,418            37,418
                                               ------------       ------------       ------------      ------------
      Total operating expenses                      141,305            191,486            514,216           787,774
                                               ------------       ------------       ------------      ------------

Loss from operations                               (130,262)          (165,346)          (452,357)         (731,833)

Other (income) expense
  Interest expense                                   25,659             26,985             88,724            84,761
  Provision for litigation loss                          --            415,741                 --           415,741
  Gain on sale of property and equipment                 --                 --             (3,665)           (3,206)
                                               ------------       ------------       ------------      ------------
Loss before income taxes                           (155,921)          (608,072)          (537,416)       (1,229,129)
Provision for income taxes                               --                 --                 --                --
                                               ------------       ------------       ------------      ------------

Net loss                                       $   (155,921)      $   (608,072)      $   (537,416)     $ (1,229,129)
                                               ============       ============       ============      ============

Net loss per share basic and diluted           $      (0.00)      $      (0.01)      $      (0.01)     $      (0.02)
                                               ============       ============       ============      ============

Weighted average common shares outstanding
 used in per share calculations                  68,090,590         68,090,590         68,090,590        67,867,147
                                               ============       ============       ============      ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Nine Months           Nine Months
                                                                                Ended                 Ended
                                                                            June 30, 2011         June 30, 2010
                                                                            -------------         -------------
Cash flows from operating activities:
  Net loss                                                                  $  (537,416)           $(1,229,129)
  Adjustments to reconcile net loss to net cash
    Disposal of assets                                                           (3,665)                    --
    Depreciation and amortization                                                44,423                 60,542
    Stock-based compensation                                                     26,808                154,808
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (4,555)                 4,151
    Inventory                                                                    11,560                 15,876
    Prepaid expenses and other assets                                            13,521                 (7,739)
    Accounts payable                                                             62,072                506,840
    Accrued expenses                                                            386,155                407,679
                                                                            -----------            -----------
          Net cash used in operating activities                                  (1,097)               (86,972)
                                                                            -----------            -----------
Cash flows from investing activities:
  Proceeds from sale of assets                                                    3,000                     --
                                                                            -----------            -----------
          Net cash provided by investing activities                               3,000                     --
                                                                            -----------            -----------
Cash flows from financing activities:
  Proceeds from related party notes                                               3,000                 98,392
  Payments on capital lease obligations                                          (3,527)               (14,147)
  Repayments on notes payable                                                        --                 (4,454)
                                                                            -----------            -----------
          Net cash provided by (used in) financing activities                      (527)                79,791
                                                                            -----------            -----------

Net increase (decrease) in cash and cash equivalents                              1,376                 (7,181)
Cash and cash equivalents at beginning of period                                  2,045                 13,604
                                                                            -----------            -----------

Cash and cash equivalents at end of period                                  $     3,421            $     6,423
                                                                            ===========            ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                  $        --            $        --
                                                                            ===========            ===========
  Cash paid during the period for income taxes                              $        --            $        --
                                                                            ===========            ===========
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                 $        --            $  (125,000)
                                                                            ===========            ===========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $27,847,421 and negative working capital of $6,700,357 as of June 30, 2011. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and nine-month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories, carrying value of the intangible assets, and valuation of stock options.

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of June 30:

                                              2011                2010
                                              ----                ----

     Percent of accounts                      100%                100%
     Number of customers                        2                   2

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended June 30:

                                              2011                2010
                                              ----                ----

     Percent of sales                          97%                 76%
     Number of customers                        4                   4

Sales from individual customers representing 10% or more of sales consist of the following customers for the nine months ended June 30:

                                              2011                2010
                                              ----                ----

     Percent of sales                          82%                 66%
     Number of customers                        3                   3

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three and nine months:

                                              June 30, 2011       June 30, 2010
                                              -------------       -------------

     Series A convertible preferred stock       2,763,699           2,763,699
     Convertible debt                                  --                  --
                                                ---------           ---------
                                                2,763,699           2,763,699
                                                =========           =========

NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. It is applicable to the Company's fiscal year beginning October 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company's fiscal quarter beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income (loss) and other comprehensive income (loss) in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in operations or other comprehensive income (loss) under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company's fiscal year beginning October 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption to have a material effect on its consolidated financial statements.

Other recent authoritative guidance issued by governing bodies did not, or are not expected to have a material effect on the Company's consolidated financial statements.

4. INVENTORIES

Inventories consist of the following at:

                                           June 30, 2011      September 30, 2010
                                           -------------      ------------------

     Raw materials                           $    6,357          $    9,167
     Finished goods                               3,368               4,455
                                             ----------          ----------
                                             $    9,725          $   13,622
                                             ==========          ==========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                           June 30, 2011      September 30, 2010
                                           -------------      ------------------

     Interest                                $  358,893          $  325,434
     Interest to related parties                188,230             150,675
     Compensation and related                 1,465,684           1,150,543
                                             ----------          ----------
                                             $2,012,807          $1,626,652
                                             ==========          ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the nine-months ended June 30, 2011, The Louie Visco Estate loaned the Company an additional $3,000. This note was consolidated with a note issued in August 2000 for $85,000, and accordingly the previous note has been superseded. The new note is for a total of $88,000. Principal is due August 31, 2011. Interest is payable monthly based upon the current prime rate.

During the nine-months ended June 30, 2011, the shareholder loan by Ms.Visco had no activity and remains at $789,842, principal due January 11, 2012, interest is payable monthly based upon the prime rate.

7. COMMON STOCK

STOCK OPTIONS

As of June 30, 2011, there were 1,976,000 stock options outstanding with a weighted average exercise price of $0.19 and a remaining contractual life of
1.25 years. Stock option expense for the three and six-months ended June 30, 2011 and 2010 was $8,936, $8,936, $26,808 and $26,808, respectively which is included in general and administrative expenses in the accompanying Statement of Operations. There were no issuances of common stock, options or warrants due periods presented in fiscal 2011.

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

 On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement. On February 21, 2011, we agreed to pay interest on the settlement amount at 4% per annum.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

NINE MONTHS ENDED JUNE 30, 2011 (UNAUDITED) COMPARED TO NINE MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

                                     Nine Months Ended       Nine Months Ended
                                       June 30, 2011           June 30, 2010
                                       -------------           -------------
                                        (Unaudited)             (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                $     99,608            $    104,720
Net Loss                                   (537,416)             (1,229,129)
Net Loss per Share                     $      (0.01)           $      (0.02)

                                       June 30, 2011       September 30, 2010
                                       -------------       ------------------
                                        (Unaudited)            (Unaudited)
BALANCE SHEET DATA:
Current Assets                         $     24,731            $     36,218
Total Property & Equipment, Net               1,012                  15,014
Intellectual Property, Net                  124,728                 162,147
Net Deferred Tax Asset                           --                      --
Total Assets                                150,471                 213,379
Total Current Liabilities                 6,725,088               6,277,388
Accumulated Deficit                    $(27,847,421)           $(27,310,005)

REVENUES

Revenues for the nine months ended June 30, 2011 were $99,608, compared to $104,720 for the nine months ended June 30, 2010, a decrease of 5%. This decrease in revenue is a direct result of a customer return of product during the 2011 period.

COST OF SALES

Cost of goods sold decreased to $37,749 for the nine months ended June 30, 2011 from $48,779 for the nine months ended June 30, 2010. The decrease in the cost of sales is the result of a lower cost from our vendors during this period. Our gross margins were 62% and 53% for the nine months ended June 30, 2011 and 2010, respectively. The increase in our gross margins was due to an increase in sales in relation to our costs of sales during nine months ending June 30, 2011.

OPERATING EXPENSES

Operating expenses decreased 35% to $514,216 from $787,774 for the nine month period ended June 30, 2011 and 2010, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $476,527 for the nine months ended June 30, 2011 from $749,030 for the nine months ended June 30, 2010 due to the continued reduction in compensation and other administrative costs.

NET LOSS

We experienced a net loss from operations of $537,416 for the nine months ended June 30, 2011 as compared to a net loss of $1,229,129 for the nine months ended June 30, 2010. Our sales and marketing expenses decreased from $1,326 in the nine months ended June 30, 2010, to $271 for the nine months ended June 30, 2011. Our general and administrative expense decreased from $749,030 in the nine months ended June 30, 2010 to $476,527 for the nine months ended June 30, 2011.

During the nine months ended June 30, 2010, the company incurred a provision for litigation loss of $415,441. There were no similar expenses during the nine months ended June 30, 2011. Lastly, during the nine months ended June 30, 2010 the Company recognized $154,808 in stock-based compensation whereas only $26,808 was recognized during the nine months ended June 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,421 and $6,423 at June 30, 2011 and June 30, 2010, respectively. Net cash used in operations was $1,097 for the period ended June 30, 2011 compared to net cash used in operations of $86,972 for the comparable period ended June 30, 2010. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At June 30, 2011, the outstanding balance of notes payable was $3,024,451. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,585 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $789,842 bearing interest at prime; (d) various loans from related parties totaling $315,024 bearing interest from prime to 12%.

Interest expense for the nine months ended June 30, 2011 and 2010 was $88,724 and $84,761, respectively.

We have a working capital deficit $6,700,357 as of June 30, 2011 compared to working capital deficit of $6,241,170 as of September 30, 2010. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $27,847,421 and a working capital deficit of approximately $6,700,357 as of June 30, 2011. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our President and Chief Financial Officer (the "Certifying Officers") isresponsible for establishing and maintaining our disclosure controls andprocedures. The Certifying Officer have designed such disclosure controls andprocedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls andprocedures and has determined that they are effective.

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

 On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Nineth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement.

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

DATED: August 15, 2011            AMERICAN SOIL TECHNOLOGIES, INC.


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