Form 10-K
period 2011-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2011-12-29
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2011
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to ______________

                        Commission file number: 000-22855

                        AMERICAN SOIL TECHNOLOGIES, INC.
           (Name of Small Business Issuer as specific in its Charter)

           Nevada                                                95-4780218
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

7745 Alabama Ave, # 9, Canoga Park, California                     91304
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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

For the fiscal year ended September 30, 2011, our revenue was $139,025.

As of December 29, 2011, the number of shares of common stock outstanding was 68,090,590. As of December 29, 2011, the aggregate market value of our common stock held by non-affiliates was approximately $391,738 (based upon 24,951,469 shares at $0.0157 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); Form 8-K disclosing a change in Registered Certifying Accounts, filed on May 15, 2007; Form 10Q for the quarterly period ended December 31, 2009 filed on February 23, 2009; and Form 10Q for the quarterly period ended March 31, 2009 filed on June 22, 2009; Form 10Q for the quarterly period ended June 30, 2009 filed on August 14, 2009, Form 10K for the fiscal year ended September 30, 2009 filed on January 13, 2010; Form 10Q for the quarterly period ended December 31, 2009 filed on March 23, 2010; Form 10Q for the quarterly period ended March 30, 2010 filed on May 17, 2010; Form 10Q for the quarterly period ended June 30, 2010 filed on August 23, 2010; Form 10K for the fiscal year ended September 30, 2010 filed on January 13, 2011; Form 10Q for the quarterly period ended December 31, 2010 filed on February 22, 2011; Form 10Q for the quarterly period ended March 30, 2011 filed on May 16, 2011; Form 10Q for the quarterly period ended June 30, 2011 filed on August 15, 2011 and as amended and filed on August 28, 2011.

                                                                            Page
                                                                            ----

ITEM 1    DESCRIPTION OF BUSINESS..........................................   3

ITEM 2    DESCRIPTION OF PROPERTY..........................................   7

ITEM 3    LEGAL PROCEEDINGS................................................   7

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   8

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   8

ITEM 6    SELECTED FINANCIAL DATA..........................................   9

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................  10

ITEM 8    FINANCIAL STATEMENTS.............................................  17

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.........................................  17

ITEM 9A   CONTROLS AND PROCEDURES..........................................  17

ITEM 9B   OTHER INFORMATION................................................  17

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................  18

ITEM 11   EXECUTIVE COMPENSATION...........................................  19

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..................................  24

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  25

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................  25

ITEM 15   EXHIBITS ........................................................  26

SIGNATURES.................................................................  27

                                     PART I

ITEM 1. BUSINESS.

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

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen; BASF; Ciba Specialties; and Floerger. All other components of our products are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona and Canoga Park, California. Nutrimoist(R) is blended by us through contract blenders and is a combination of different formulations, which include our polymer products. Two licensees under our patent manufacture our liquid slow release fertilizer. Custom blending of Soil Medic, as needed, is performed by us through independent blenders. Our organic products were manufactured at our former Smart World plant in Hudson, Florida which is now dormant until funding can be secured. The Agro Tower is manufactured for us by Make-It Manufacturing in Paso Robles, California.

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

RESEARCH AND DEVELOPMENT COSTS

We have not spent material amounts for research and development during the years ended September 30, 2011 and September 30, 2010.

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

ITEM 1A NON APPLICABLE

ITEM 1B NON APPLICABLE

ITEM 2. DESCRIPTION OF PROPERTY

In January 2011, we moved offices to a location in Canoga Park and sublease the space from a related party. All of our operations are conducted from this facility. The new lease is rent free. We also rent storage space in Tucson and Phoenix, Arizona for approximately $200 per month.

ITEM 3. LEGAL PROCEEDINGS

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The company was unable to make the agreed upon payment, and on July 8, 2010, Stockhausen entered a judgment for the above stated amount against the company.

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs, and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                              High        Low
                                              ----        ---
2010
       First Quarter ......................   0.03        0.01
       Second Quarter .....................   0.01        0.01
       Third Quarter ......................   0.01        0.01
       Fourth Quarter .....................   0.05        0.01

2011
       First Quarter ......................   0.07        0.01
       Second Quarter .....................   0.02        0.01
       Third Quarter ......................   0.02        0.01
       Fourth Quarter .....................   0.02        0.01

On December 20, 2011, the closing stock price was $0.0157.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of December, 2011, there were 283 shareholders holding certificated securities and approximately 545 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

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

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, our selected financial information:

                                        Fiscal Year Ended      Fiscal Year Ended
                                       September 30, 2011     September 30, 2010
                                       ------------------     ------------------
                                           (Audited)              (Audited)
STATEMENT OF OPERATIONS DATA:
Revenue                                  $    139,025           $    117,052
Loss From Continuing Operations              (609,266)              (963,620)

(Net Loss)                                   (721,369)            (1,488,300)
(Continuing Operations) Loss Per Share   $      (0.01)          $      (0.02)
(Net Loss) Per Share                     $      (0.01)          $      (0.02)

BALANCE SHEET DATA:

Current Assets                           $     37,584           $     36,218
Property & Equipment, net                         760                 15,014
Intangible Assets; net                         93,256                162,147

Total Assets                                  131,600                213,379
Total Current Liabilities                  (6,881,234)            (6,277,388)
Accumulated Deficit                       (28,031,374)           (27,310,005)
Stockholders' Deficit                    $ (6,749,634)          $ (6,064,009)

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010

REVENUES

Revenues for the fiscal year-ended September 30, 2011 were $139,025 compared to $117,052 for the fiscal year ended September 30, 2010, an increase of 18.8 %. This increase in revenue is directly related to a slight improvement in economic conditions in agriculture.

COST OF SALES

Cost of goods sold decreased to $56,728 for the fiscal year ended September 30, 2011 from $90,654 for the fiscal year ended September 30, 2010. The decrease in the cost of sales has been caused by the elimination of an impairment of inventory during this period. Our gross margins were 59 % and 23% for the years ended September 30, 2011 and September 30, 2010, respectively. The increase in our gross margins was caused by a decrease in our cost of sales as described above.

OPERATING EXPENSES

Operating expenses decreased approximately 30 % for the fiscal year ended September 30, 2011. This decrease in operating expenses is a result of many factors.

General and administrative expenses decreased approximately 31 % for the fiscal year ended September 30, 2011 due to a reduction in general operational expenses.

Sales and marketing expenses decreased approximately 52% as we eliminated all marketing and sale efforts.

Research and development costs have been eliminated because we have basically completed our research and development on our existing products.

The amortization expense of intangible assets was unchanged.

INTEREST EXPENSE

Interest expense increased 3% for the fiscal year ended September 30, 2011 from the period ended September 30, 2010. The increase resulted from the additional borrowing from officers during this audited period.

NET LOSS

For the reasons detailed above, we experienced reduced losses in the year ended September 30, 2011 compared to the year ended September 30, 2009. We expect that as a result of our efforts during the last three years to develop strategic alliances, marketing agreements, and distribution networks, sales volume in subsequent periods should increase. However, since these arrangements are new and untested and we do not have the funds to promote these programs, it is uncertain whether these actions will be sufficient to produce net operating income for the fiscal year ending September 30, 2012. Given the gross margins of our turf products as well as a renewed interest in consumer organic products for the retail market, future operating results should improve.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4,356 and $2,045 at September 30, 2011 and September 30, 2010, respectively. Net cash used by operations was $162 for the year ended September 30, 2011 as compared to $89,442 for the year ended

September 30, 2010. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

In March 2000, we authorized the issuance of an aggregate of $1,325,000 of convertible debentures with interest payable quarterly at 10% per annum. The convertible debentures were convertible to our common stock at a rate of one share for each three dollars converted. The debentures matured in the first calendar quarter of 2002. All of the debentures were subscribed, and at September 30, 2011, the outstanding balance of all convertible notes payable totaled $1,892,024. At September 30, 2011, debentures consisted of one $1,500,000 of 8% debenture which is currently in default and in dispute among the parties, $50,000 of 8% per annum debentures at a rate of $0.50 per share, $60,000 of 8% debenture convertible at $0.10 per share, $30,000 of 8% per annum debentures at a rate of $0.25 per share, $75,000 of 8% per annum debentures at a rate of $0.19 per share, and $177,024 of 10% per annum convertible at a rate of $3.00 per share All of the above mentioned convertible debentures are beyond their due dates and as such are no longer convertible unless the company and the holders agree on each debenture.

As of September 30, 2011 we had a working capital deficit of $6,843,650 (current assets less current liabilities) as compared to a deficit of $6,241,170 as of September 30, 2010. The increase in the working capital deficit has been caused by an increase in our current liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,031,374 and a working capital deficit of $6,843,650 as of September 30, 2011. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network we have created and will continue to grow.

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

Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We provide for sales returns and allowances in the same period as the related revenues are recognized. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns differ from our estimates, our future results of operations may be affected. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Based on analysis of the carrying value of goodwill as of September 30, 2009 relating to Smart World Organics, the fair value did not exceed the carrying amount. As a result we fully impaired goodwill in the amount of $364,600, which was reflected in the statement of operations.

We evaluated the Soil Medic and as of September 30, 2011 partially impaired the intangible asset in the amount of $19,000, which is reflected in the statement of operations resulting in a remaining value of approximately $93,000 for the year ended September 30, 2011. The impairment was based on the anticipated reduction in royalties to be received from Dune & Co., the primary user of materials generated from this patent.

During the year ended September 30, 2009, we evaluated the Smart World intangible assets, consisting of the formulas, trade secrets and goodwill, aggregating $1,036,984, net of accumulated amortization. We evaluated undiscounted cash flows for definite lived intangible assets and fair value related to goodwill. Based on the lack of capital to implement our business plan we have been unable to enter the retail market with a major retailer, we fully impaired the Smart World intangible assets and goodwill in the amount of $1,036,984, based on future expected cash flows, which is reflected in the statement of operations.

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

None.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------

Carl P. Ranno             71       Director, Chief Executive Officer, President,
                                   Chief Financial Officer

Neil C. Kitchen           63       Director, Vice President

Diana Visco               53       Secretary

Scott Baker               53       Director

MR. CARL P. RANNO, DIRECTOR, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER, received a degree in Economics from Xavier University in Cincinnati, Ohio and his Juris Doctor from the University of Detroit School of Law. Mr. Ranno became a Director in September 2001 and Chief Executive Officer and President in May 2002. For the five years prior to becoming the President/CEO of the Company, he had acted as an advisor in strategic planning, mergers and acquisitions and as a securities attorney to numerous public companies. He has served as president and CEO of public and private companies. He is also a member of the board of directors of Central Utilities Production Company.

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

All compensation is being accrued.

      Name and                                                                Non-Equity
      Principal                                         Stock     Option    Incentive Plan     All Other
      Position         Year    Salary ($)   Bonus($)   Awards($)  Awards($)  Compensation($)  Compensation($)  Total($)
      --------         ----    ----------   --------   ---------  ---------  ---------------  ---------------  --------
Carl P. Ranno,         2011    $200,000       $0       $     0       $0            $0              $0          $200,000
CEO, President, CFO    2010    $200,000       $0       $32,000       $0            $0              $0          $232,000
(Principal Executive
Officer)

Neil C. Kitchen,       2011    $134,500       $0       $     0       $0            $0              $0          $134,500
Vice President         2010    $134,500       $0       $32,000       $0            $0              $0          $166,500

Diana Visco            2011    $ 85,000       $0       $     0       $0            $0              $0          $ 85,000
Secretary              2010    $ 85,000       $0       $32,000       $0            $0              $0          $117,000

GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended September 30, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END SEPTEMBER 30,2011

The following table sets forth information for the named executive officers regarding the number of shares and underlying shares both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30, 2011.

                                                Option Awards                                           Stock Awards
                -------------------------------------------------------------------------  -----------------------------------
                                                                                                                      Equity
                                                                                                                    Incentive
                                                                                                                       Plan
                                                                                                         Equity       Awards
                                                                                                        Incentive     Market
                                                                                                          Plan          or
                                                                                                         Awards:      Payout
                                               Equity                                                  Number of     Value of
                                             Incentive                                       Market     Unearned     Unearned
                                            Plan Awards:                        Number of   Value of     Shares,      Shares,
                Number of      Number of     Number of                          Shares of    Shares     Units or     Units of
               securities     securities     Securities                          Units of   or Units      other       other
               Underlying     Underlying     Underlying                           Stock     of Stock     rights       rights
               Unexercised    Unexercised    Unexercised   Option     Option    that have     that      that have      that
                 Options(#)    Options(#)     Unearned    Exercise  Expiration     not      have not       not       have not
Name           Exercisable   Unexercisable   Options(#)   Price($)     Date      vested(#)  vested($)    vested(#)   vested($)
----           -----------   -------------   ----------   --------     ----      ---------  ---------    ---------   ---------
Carl P. Ranno,   150,000             0           0         $0.50      6/30/12        0          0            0           0
CEO, President,  470,000             0           0         $0.11      9/27/12        0          0            0           0
CEO (Principal
Executive
Officer)

Neil C. Kitchen, 150,000             0           0         $0.50      6/30/12        0           0           0           0
Vice President   430,000             0           0         $0.11      9/27/12        0           0           0           0

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

   Name and Address                               Amount and Nature of         Percent
 of Beneficial Owners (1)                         Beneficial Ownership       Ownership (2)
 ------------------------                         --------------------       -------------
Carl P. Ranno, CEO, President, CFO, Director           4,072,900 (3)              6.0%
Neil C. Kitchen, Vice President, Director              3,981,455 (4)              5.9%
Diana Visco, Secretary                                 4,383,428 (6)              6.4%
Scott Baker, Director                                  1,504,818 (5)              2.2%
All executive officers and directors
 as a group (4 persons)                               13,942,601                 20.5%
The Benz Group                                         2,819,061 (6)              4.1%
FLD Corporation                                       17,907,003 (7)             26.2%

----------
*    Less than 1%.
1. C/o our address, 7745 Alabama Ave, #9, Canoga Park, CA 91304, unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
3. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 470,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
4. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 430,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
5. Includes options to purchase 150,000 shares of common stock at an exercise price of $0.50 expiring June 30, 2012 and 150,000 shares of common stock at an exercise price of $0.11 expiring September 27, 2012
6. The Visco family which includes the Secretary of the Company Diana Visco owns the controlling shares of FLD.
7. The Visco family which includes the Secretary of the Company Diana Visco owns the controlling shares of Benz Group

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Visco Family is an owner and director of FLD Corporation, owns 17,907,003 shares of common stock.

The Visco Family is an owner and director of Benz Group, the holder of 2,819,061 shares of common stock and 2,763,699 shares of Preferred Stock.

Note payable to Diana Visco $789,842 for bearing interest at the prime rate of 3.25% at September 30, 2011 and 2010, respectively with interest payable monthly. The note is unsecured and was due in January 2011.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California. The majority shareholder of the sublessor is a related party to us. All of our operations were conducted from this facility, which required monthly rental payments of approximately $554. In January 2011, the Company moved corporate offices to Canoga Park, which it shares with the same related party. The lease is month to month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

dbbmckennon

dbbmckennon, a registered public accounting firm, was our independent auditor and examined our financial statements to September 30, 2011 and performed the services listed below.

AUDIT FEES

dbbmckennon fees for professional services rendered for the audit of our annual financial statements included in this Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the years ended September 30, 2011 and 2010 was $37,000 and $42,000, respectively.

AUDIT RELATED FEES

dbbmckennon was not paid additional fees during that period for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Tax filings have not been completed for the 2011 or 2010 fiscal year, thus no fees were paid.

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

                           AMERICAN SOIL TECHNOLOGIES, INC.


DATED: December 29, 2011   By: /s/ Carl P. Ranno
                               -------------------------------------------------
                               Carl P. Ranno
                               Director, Chief Executive Officer, President,
                               and Chief Financial Officer
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Soil Technologies, Inc. and subsidiary (collectively the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. and subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities and its viability is dependent upon its ability to obtain future financing and successful operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ dbbmckennon
------------------------------
Newport Beach, California
December 29, 2011

                        American Soil Technologies, Inc.
                           Consolidated Balance Sheets

                                                                     September 30,          September 30,
                                                                         2011                   2010
                                                                     ------------           ------------
Assets:
  Current assets
    Cash and cash equivalents                                        $      4,356           $      2,045
    Accounts receivable, net of allowance of $38,538
     at September 30, 2011 and 2010                                        25,922                  6,010
    Inventories                                                             6,286                 13,622
    Prepaid expenses and other current assets                               1,020                 14,541
                                                                     ------------           ------------
      Total current assets                                                 37,584                 36,218

  Property and equipment, net                                                 760                 15,014
  Intangible assets                                                        93,256                162,147
                                                                     ------------           ------------
Total assets                                                         $    131,600           $    213,379
                                                                     ============           ============
Liabilities and Stockholders' Deficit:
  Current liabilities
    Accounts payable                                                 $  1,697,987           $  1,625,758
    Accrued liabilities                                                 2,158,796              1,626,652
    Notes payable                                                       1,919,585              1,919,585
    Capital lease obligations                                                  --                  3,527
    Notes payable to related parties                                    1,104,866              1,101,866
                                                                     ------------           ------------
      Total current liabilities                                         6,881,234              6,277,388
Capital lease obligations                                                      --                     --
Notes payable                                                                  --                     --
                                                                     ------------           ------------
Total liabilities                                                       6,881,234              6,277,388
                                                                     ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value,
   25,000,000 shares authorized, 2,763,699 shares
   issued and outstanding at September 30, 2011 and 2010                1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at
   September 30 2011 and 2010, respectively                                68,091                 68,091
  Additional paid-in capital                                           19,831,800             19,796,056
  Accumulated deficit                                                 (28,031,374)           (27,310,005)
                                                                     ------------           ------------
      Total stockholders' deficit                                      (6,749,634)            (6,064,009)
                                                                     ------------           ------------
Total liabilities and stockholders' deficit                          $    131,600           $    213,379
                                                                     ============           ============

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Operations

                                                                       Year Ended             Year Ended
                                                                      September 30,          September 30,
                                                                          2011                   2010
                                                                      ------------           ------------
Revenue                                                               $    139,025           $    117,052
Cost of goods sold (excluding amortization of intangible assets)            56,728                 90,654
                                                                      ------------           ------------
Gross profit                                                                82,297                 26,398
                                                                      ------------           ------------
Operating expenses:
  General and administrative                                               621,988                905,765
  Sales and marketing                                                          684                  1,411
  Impairment of property and equipment                                          --                 32,951
  Amortization of intangible assets                                         49,891                 49,891
  Impairment of intangible assets                                           19,000                     --
                                                                      ------------           ------------
Total operating expenses                                                   691,563                990,018
                                                                      ------------           ------------

Loss from operations                                                      (609,266)              (963,620)

Other (income) expense:
  Interest expense                                                         114,968                111,345
  Litigation loss provision                                                     --                415,741
  Gain on sale/disposal of equipment                                        (3,665)                (3,206)
                                                                      ------------           ------------
Loss before provision for income taxes                                    (720,569)            (1,487,500)
Provision for income taxes                                                     800                    800
                                                                      ------------           ------------

Net loss                                                              $   (721,369)          $ (1,488,300)
                                                                      ============           ============

Net loss per share basic and diluted                                  $      (0.01)          $      (0.02)
                                                                      ============           ============

Weighted average common shares outstanding used
 in per share calculations                                              68,090,590             67,923,467
                                                                      ============           ============

                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                Consolidated Statements of Stockholders' Deficit

                                                    Series A Preferred                Common Stock
                                                  -----------------------          -------------------
                                                  Shares           Amount          Shares       Amount
                                                  ------           ------          ------       ------
Balance at September 30, 2009                      2,763,699    $  1,381,849      60,965,590   $  60,966
  Conversion of debt into common stock                    --              --       3,125,000       3,125
  Stock issued employee expense                           --              --       4,000,000       4,000
  Stock compensation expense                              --              --              --          --
  Net loss                                                --              --              --          --
                                                ------------    ------------    ------------   ---------
Balance at September 30, 2010                      2,763,699    $  1,381,849      68,090,590   $  68,091
  Stock compensation expense                              --              --              --          --
  Net loss                                                --              --              --          --
                                                ------------    ------------    ------------   ---------
Balance at September 30, 2011                      2,763,699    $  1,381,849      68,090,590   $  68,091
                                                ============    ============    ============   =========

                                                  Paid-in        Accumulated
                                                  Capital          Deficit         Total
                                                  -------          -------         -----

Balance at September 30, 2009                   $ 19,514,437    $(25,821,705)   $ (4,864,453)
  Conversion of debt into common stock               121,875              --         125,000
  Stock issued employee expense                      124,000              --         128,000
  Stock compensation expense                          35,744              --          35,744
  Net loss                                                --      (1,488,300)     (1,488,300)
                                                ------------     ------------    ------------
Balance at September 30, 2010                   $ 19,796,056    $(27,310,005)   $ (6,064,009)
  Stock compensation expense                          35,744              --          35,744
  Net loss                                                --        (721,369)       (721,369)
                                                ------------     ------------    ------------
Balance at September 30, 2011                   $ 19,831,800    $(28,031,374)   $ (6,749,634)
                                                ============     ============    ============


                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                             Year Ended           Year Ended
                                                                            September 30,        September 30,
                                                                                2011                 2010
                                                                            ------------         ------------
Cash flows from operating activities:
  Net loss                                                                  $   (721,369)        $ (1,488,300)
  Adjustments to reconcile net loss to net cash
    Gain on disposal of assets                                                    (3,665)              (3,206)
    Impairment of intangible assets                                               19,000                   --
    Impairment of property and equipment                                              --               32,951
    Reserve for inventory                                                             --               40,000
    Depreciation and amortization                                                 57,146               80,750
    Stock-based compensation                                                      35,744              163,744
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (19,912)              10,638
    Inventory                                                                     15,000               16,605
    Prepaid expenses and other assets                                             13,521                5,304
    Accounts payable                                                              72,229              505,451
    Accrued expenses                                                             532,144              546,621
                                                                            ------------         ------------
       Net cash used in operating activities                                        (162)             (89,442)
                                                                            ------------         ------------
Cash flows from investing activities:
  Proceeds from sale of assets                                                     3,000                3,206
                                                                            ------------         ------------
       Net cash provided by investing activities                                   3,000                3,206
                                                                            ------------         ------------
Cash flows from financing activities:
  Proceeds from related party notes                                                3,000               98,392
  Payments on capital lease obligations                                           (3,527)             (19,261)
  Repayments on notes payable                                                         --               (4,454)
                                                                            ------------         ------------
       Net cash provided by (used in) financing activities                          (527)              74,677
                                                                            ------------         ------------
Net increase (decrease) in cash and cash equivalents                               2,311              (11,559)
Cash and cash equivalents at beginning of year                                     2,045               13,604
                                                                            ------------         ------------
Cash and cash equivalents at end of year                                    $      4,356         $      2,045
                                                                            ============         ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                    $     19,850         $     19,012
                                                                            ============         ============
  Cash paid during the year for income taxes                                $         --         $         --
                                                                            ============         ============
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                 $         --         $    125,000
                                                                            ============         ============


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

GOING CONCERN AND MANAGEMENT'S PLANS
The Company has sustained significant losses and has an accumulated deficit of $28,031,374 and negative working capital of $6,843,650 as of September 30, 2011. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

ACCOUNTS AND NOTES RECEIVABLE
The Company utilizes the allowance method to provide a reserve for uncollectible accounts. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company records a reserve account foraccounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to 15 years. Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized. Repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation applicable to assets disposed or retired are removed from the accounts, and the gain or loss on disposition is recognized in the respective period.

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

GOODWILL AND INTANGIBLE ASSETS WITH INDEFINITE LIVES
ASC No. 805, "Business Combinations", requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. ASC No. 350, "Intangible, Goodwill and Other", requires that an acquired intangible asset meeting certain criteria shall be initially recognized, and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived assets should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

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

ACCOUNTING FOR CONVERTIBLE DEBT
Convertible debt is accounted for under the guidelines established by ASC No. 470 Topic 20, "Debt with Conversion and Other Options" and ASC No. 740, "Income Tax". The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC No.718, "Compensation, Stock Compensation", except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

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

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expense was $254 and $309, for year ended September 30, 2011 and 2010, respectively.

REVENUE RECOGNITION
In accordance with ASC No. 605, "Revenue Recognition", revenue is recognized when products are shipped to a customer and the risks and rewards of ownership have passed based on the terms of the sale. Royalty revenues are recognized monthly based on customer usage as defined by individual agreements.

SHIPPING AND HANDLING COST
Shipping and handling fees charged to customers are included in revenue in accordance with ASC No. 605, "Revenue Recognition". The shipping and handling costs incurred by the Company are included in cost of sales.

INCOME TAXES
Deferred income taxes are determined using the liability method in accordance with ASC No. 740, Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and its ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income inthe period such determination was made.

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

As of September 30, 2011 and 2010, the Company had no material level 1,2, or 3 assets or liabilities.

RESEARCH AND DEVELOPMENT EXPENSES
The Company expenses research and development costs as incurred.

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of September 30:

                                      2011           2010
                                      ----           ----
Percent of accounts receivable         83%            46%
Number of customers                     3              1

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                      2011           2010
                                      ----           ----
Percent of sales                       82%            67%
Number of customers                     4              3

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

STOCK-BASED COMPENSATION
The Company accounts for equity based compensation under the provisions of ASC No. 718, "Compensation, Stock Compensation" ("ASC 718"). ASC 718 requires therecognition of the fair value of equity-based compensation in net income. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to usethe straight-line method for awards granted after the adoption of ASC 718.

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

3. INVENTORIES

Inventories consist of the following at September 30:

                                       2011            2010
                                     --------        --------
Raw materials                        $     --        $ 9,167
Finished goods                          6,286          4,455
                                     --------        -------
                                     $  6,286        $13,622
                                     ========        =======

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30:

                                  Estimated
                                 useful life
                                 (in years)        2011              2010
                                 ----------      ---------         ---------
Machinery                           10           $ 543,793         $ 583,323
Vehicles                             5                  --                --
Office furnishings, fixtures
 and equipment                     3-5              25,068            28,962
                                                 ---------         ---------
                                                   568,861           612,285
Less accumulated depreciation                     (568,101)         (597,271)
                                                 ---------         ---------
                                                 $     760         $  15,014
                                                 =========         =========

Depreciation expense for the year ended September 30, 2011 and 2010 was $7,255 and $30,859, respectively.

Management assessed property and equipment for impairment due to the decreased revenue streams from operations and specifically the lack of revenues being generated from the Smart World subsidiary and Northern California business segment. The majority of property and equipment with remaining book value consists of machinery and equipment and furniture and fixtures. In determining if impairment was necessary, Management estimated the fair value of property and equipment by comparing other similar used assets being sold, less estimated costs to sell. Based on Management's assessment, impairment was necessary for property and equipment as the fair value, was less than the carrying value. Impairment of property and equipment for the year ended September 30, 2011 and 2010 was zero and $32,951, respectively. Of the total impairment for the year ended September 30, 2010, $21,218 related to Smart World and $11,733 to the Northern California segment of American Soil.

5. INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the components of intangible assets as of September 30:

                                             Soil Medic
                                               patent
                                               -------
Balance at September 30, 2009                 $ 212,038
  Additions                                          --
  Amortization                                  (49,891)
  Impairment                                         --
                                              ---------
Balance at September 30, 2010                 $ 162,147
  Additions                                          --
  Amortization                                  (49,891)
  Impairment                                    (19,000)
                                              ---------
Balance at September 30, 2011                 $  93,256
                                              =========

Weighted average remaining life at:

September 30, 2011                  2.2
September 30, 2010                  3.2

As of September 30, 2010, management evaluated the value of the remaining intangible asset and determined that the associated expected cash flow of future revenues exceeded the carrying value of the asset. Accordingly, there was no impairment necessary in fiscal 2010.

As of September 30, 2011, management evaluated the value of the remaining intangible asset. It was determined that the associated expected cash flow of future revenues required an impairment charge of $19,000.

The amortization expense was $49,891 and $49,891 for the years ended September 30, 2011 and 2010, respectively. Amortization is expected to be $41,447 for fiscal years 2012, and 2013 and $10,362 for fiscal 2014.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consisted of the following at September 30:

                                             2011            2010
                                           --------        --------
Accounts payable                         $  716,086      $  653,519
Accounts payable - related party            377,980         368,318
Accrued litigation                          603,921         603,921
                                         ----------      ----------
                                         $1,697,987      $1,625,758
                                         ==========      ==========

Accrued expenses consisted of the following at September 30:

                                             2011            2010
                                           --------        --------
Interest                                 $  370,335      $  325,434
Interest to related parties                 200,892         150,675
Compensation and related                  1,587,569       1,150,543
                                         ----------      ----------
                                         $2,158,796      $1,626,652
                                         ==========      ==========

7. NOTES PAYABLE

Notes payable consists of the following at September 30:

                                                                  2011                  2010
                                                               -----------           -----------
Convertible  debenture  payable  to  a  related  party.             25,000                25,000
Original  balance of $25,000 bearing interest at 8% per
annum with interest payable quarterly. The principal was
convertible  into common stock at a conversion price of
$0.50 per share.

Convertible   debenture  payable  to  a  related  party             25,000                25,000
bearing  interest at 8% per annum with interest payable
quarterly.  The  principal was  convertible  into common
stock at a  conversion  price of $0.50 per  share.  The
principal was due February 1, 2008.

Note payable to a related  party,  original  balance of             88,000                85,000
$85,000 bearing interest at prime rate payable monthly.
Note is unsecured and was due August 31, 2011.

Note payable to Diana Visco  bearing  interest at the              789,842               789,842
prime  rate of 3.25% with interest payable  monthly.
The  note is unsecured and was due in January 2011.

Convertible  debenture  payable  to  a  related  party.            177,024               177,024
Original balance of $250,000 bearing interest at a rate
of  10%  per  annum.  Monthly  principal  and  interest
payments of $3,000 are due through  2014.   The note is
in  default for  non-payment.  Principal was convertible
into common  stock at a  conversion  price of $3.00 per
share. The note is unsecured.

Convertible  debenture  payable to Ray Nielsen  bearing          1,500,000             1,500,000
interest  at a  rate  of 8%  per  annum  with  interest
payable quarterly. The principal balance was convertible
at the  proceeding  day's  rate for one share of common
stock. The note is secured by the intellectual property
acquired from the note holder. The principal was due on
January 19, 2008.

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest payable  quarterly.  The principal  balance was
convertible  into  common  stock at a rate of $0.25 per
share.  The note is unsecured.  The principal was due on
October 1, 2008.

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest   payable   quarterly.    The   principal   was
convertible  into  common  stock at a rate of $0.10 per
share.  The note is unsecured and was due on October 1,
2008.

Convertible  debenture  payable to an  unrelated  party             30,000                30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest   payable   quarterly.    The   principal   was
convertible  into  common  stock at a rate of $0.10 per
share. Note is unsecured and was due October 1, 2008.

Notes  payable to  various  individuals  with  interest            254,585               254,585
rates  ranging from 6% to 20%. The notes are  currently
in default.

Convertible  debenture  to an unrelated  party  bearing             75,000                75,000
interest  at a rate  of 10%  per  annum  with  interest
payable  quarterly.  The principal was convertible  into
common stock at a conversion  price of $0.19 per share.
Note is unsecured and was due on July 18, 2009.
                                                               -----------           -----------
                                                                 3,024,451             3,021,451
Less: debt discounts                                                    --                    --
                                                               -----------           -----------
                                                                 3,024,451             3,021,451

   Current portion                                              (3,024,451)           (3,021,451)
                                                               -----------           -----------
   Long-term portion                                           $        --           $        --
                                                               ===========           ===========

All notes are currently in default and are no longer convertible.

8. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended September 30:

                                              2011           2010
                                             -------        -------
Federal                                      $   --         $   --
State                                          (800)          (800)
                                             ------         ------
Provision for income taxes                   $ (800)        $ (800)
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

                                                              2011        2010
                                                             ------      ------

Statutory rate                                               (34.0%)     (34.0%)
Increase (decrease) in taxes resulting from the following:
  State income taxes, net of federal benefit                  5.28%       5.64%
  Amortization of debt discount                                0.0%        0.0%
  Derivative liability                                        (0.0%)      (0.0%)
  Change in valuation allowance                               28.72%      28.36%
                                                             ------      ------
                                                                --%         --%
                                                             ======      ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30:

                                              2011                   2010
                                          ------------           ------------
Deferred tax assets (liabilities):
Current:
  Reserves and accruals                   $  1,104,915           $    912,509
Non-current:
  Intangible assets                            597,000                597,000
  Net operating losses                       7,326,145              7,325,707
  Other                                         62,547                 86,960
  Valuation allowance                       (9,090,607)            (8,922,176)
                                          ------------           ------------
                                          $         --           $         --
                                          ============           ============

At September 30, 2011 and 2010, the valuation allowance was increased by a total of $168,431 and $449,939 respectively. At September 30, 2011, the Company had federal net operating loss carryforwards of approximately $24,785,759 that expire from 2011 through 2031 and state net operating carryforwards of $9,781,637 expiring from 2011 through 2016. These net operating losses may be suspended or limited due to changes in State and Federal legislation, as well as a possible change in ownership as defined under Section 382of the IRC.

The Company has not filed its United States Federal and State tax returns for the years ended September 30, 2011, 2010, 2009, and 2008. Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2008 through 2011 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2007 through 2010 and currently does not have any ongoing tax examinations.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
During the year ended September 30, 2011, the Company moved and now shares office space with an entity owned by a related party and does not pay rent. Rent expense for the prior lease in Pacoima, California for the years ended September 30, 2011 and 2010 was $1,765 and $7,061, respectively. In January of 2011 the company abandoned it's Florida operation due to our inability to pay the lease.

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

LITIGATION
On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The Company was unable to make the agreed upon payment and on July 8, 2010, Stockhausen entered a judgment for the above stated amount against the Company. The Company has accrued $603,921 related to the litigation as of September 30, 2011 and 2010, which is included in accounts payable in the accompanying balance sheets.

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

11. PREFERRED STOCK

The Company has 10,000,000 preferred stock authorized of which 2,763,699 shares of $0.50 stated value Series A convertible preferred stock ("Series A Preferred") are issued and outstanding as of September 30, 2011 and 2010. The Series A Preferred have the following characteristics:

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

12. COMMON STOCK

STOCK OPTIONS
In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized for grant. The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value or in the case of a grant of an incentive stock option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option is granted. The 2002 Plan terminates in November 2012. The options are fully-vested when granted and are exercisable for a period of ten years from the date of grant and are subject to cancellation upon termination of employment. The Company has granted options to purchase 1,010,000 shares and 300,000 shares with exercise prices of $0.50 and $0.25, respectively. The market price at the date of grant was $0.12. At September 30, 2011 and 2010, 450,000 stock options are available for grant.

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

The following table summarizes stock option activity under the above stock option plans:

                                                                                 Remaining
                                          Number of     Weighted-Average      Contractual Term
                                           Shares       Exercise Price           (in years)
                                           ------       --------------           ----------
Outstanding at September 30, 2009         1,996,000          $0.19                   3.0
  Granted                                        --
  Exercised                                      --
  Cancelled                                 (20,000)
                                        -----------
Outstanding at September 30, 2010         1,976,000          $0.20                   2.0
  Granted                                        --
  Exercised                                      --
  Cancelled                                      --
                                        -----------
Outstanding at September 30, 2011         1,976,000          $0.20                   1.0
                                        ===========

The fair value of stock options awarded were estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price was based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. There were no options issued during the years ended September 30, 2011 and 2010 that required valuation.

                                       Outstanding                                      Exercisable
                    ----------------------------------------------     -------------------------------------------
                                   Weighted      Weighted Average                   Weighted     Weighted Average
                                    Average          Remaining                       Average         Remaining
                    Number of       Exercise      Contractual Life     Number of     Exercise     Contractual Life
Exercise Prices       shares         Price           (in years)          shares       Price          (in years)
---------------       ------         -----           ----------          ------       -----          ----------
    $0.50             450,000        $0.50               1.1             450,000      $0.50             1.1
    $0.11           1,526,000        $0.11               1.0           1,526,000      $0.11             1.0

At September 30, 2011, all stock options are vested, and there is no remaining unrecognized compensation expense. The intrinsic value of options is zero as all options had an exercise price above the closing price of the stock at September 30, 2011.

Stock based compensation expense was $35,744 and $163,744 for the years ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses in the accompanying statements of operations.

WARRANTS TO PURCHASE COMMON STOCK
The following tables summarize the issuances of warrants to purchase shares of the Company's common stock:

                                                    Number of
                                                     Shares
                                                    ---------
Outstanding at September 30, 2009                     784,000
  Granted                                                  --
  Exercised                                                --
  Cancelled                                          (784,000)
                                                    ---------
Outstanding at September 30, 2010                          --
  Granted                                                  --
  Exercised                                                --
  Cancelled                                                --
                                                    ---------
Outstanding at September 30, 2011                          --
                                                    =========

13. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2010, Ms. Visco loaned the Company an additional $98,392. The Company entered into a new note for $789,842 with Ms. Visco which superseded all previous notes. The principal was due on January 12, 2011. Interest is payable monthly based on the current Prime Rate of 3.25%.

During the year ended September 30, 2011, The Louie Visco Estate loaned the Company an additional $3,000. This note was consolidated with a note issued May 2008 for $85,000 and accordingly the previous note was superseded. The new note is for a total of $88,000. Principal was due on August 31, 2011. Interest is payable monthly based on the current Prime Rate of 3.25%.

Rent expense incurred in connection with an entity partially controlled by Ms. Visco was $1,765 and $7,061 for each of the years ended September 30, 2011 and 2010.

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controlled was $25,670 and $24,781 for the year ended September 30, 2011 and 2010, respectively.

14. SUBSEQUENT EVENTS

Subsequent to year end, Ms. Visco loaned the Company an additional $10,000.