Form 10-Q
period 2011-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2012-02-08
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2011

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

As of February 8, 2012, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                       3

         Consolidated Balance Sheets -
          December 31, 2011 and September 30, 2011                           3

         Consolidated Statements of Operations -
          For the three months ended December 31, 2011 and 2010              4

         Consolidated Statements of Cash Flows -
          For the three months ended December 31, 2011 and 2010              5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         14

Item 4.  Controls and Procedures                                            14

Item 4T. Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 1A. Risk Factors                                                       15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  16

Item 6.  Exhibits                                                           16

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                December 31,           September 30,
                                                                                    2011                   2011
                                                                                ------------           ------------
Assets:

Current assets
  Cash and cash equivalents                                                     $      5,332           $      4,356
  Accounts receivable, net of allowance of $38,538 at
   December 31, 2011 and September 30, 2011, respectively                              6,677                 25,922
  Inventories                                                                          6,283                  6,286
  Prepaid expenses and other current assets                                              676                  1,020
                                                                                ------------           ------------
      Total current assets                                                            18,968                 37,584

Property and equipment, net                                                              624                    760
Intangible assets                                                                     82,894                 93,256
                                                                                ------------           ------------

Total assets                                                                    $    102,486           $    131,600
                                                                                ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                              $  1,695,605           $  1,697,987
  Accrued liabilities                                                              2,296,193              2,158,796
  Notes payable                                                                    1,919,585              1,919,585
  Notes payable to related parties                                                 1,114,866              1,104,866
                                                                                ------------           ------------
      Total liabilities                                                            7,026,249              6,881,234
                                                                                ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at December 31, 2011 and
   September 30, 2011, respectively                                                1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at December 31, 2011 and
   September 30, 2011, respectively                                                   68,091                 68,091
  Additional paid-in capital                                                      19,831,800             19,831,800
  Accumulated deficit                                                            (28,205,503)           (28,031,374)
                                                                                ------------           ------------
      Total stockholders' deficit                                                 (6,923,763)            (6,749,634)
                                                                                ------------           ------------

Total liabilities and stockholders' deficit                                     $    102,486           $    131,600
                                                                                ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months           Three Months
                                                       Ended                  Ended
                                                    December 31,           December 31,
                                                        2011                   2010
                                                    ------------           ------------
Revenue                                             $      9,154           $     21,014
Cost of goods sold (excluding amortization
 of intangible assets)                                     2,170                 13,644
                                                    ------------           ------------
      Gross profit                                         6,984                  7,370
                                                    ------------           ------------
Operating expenses:
  General and administrative                             144,285                167,622
  Sales and marketing                                        207                     75
  Amortization of intangible assets                       10,362                 12,473
                                                    ------------           ------------
      Total operating expenses                           154,854                180,170
                                                    ------------           ------------

Loss from operations                                    (147,870)              (172,800)

Other (income) expense:
  Interest expense                                        26,259                 26,744
  Loss on sale of property and equipment                      --                  1,200
                                                    ------------           ------------
Loss before income taxes                                (174,129)              (200,744)
Provision for income taxes                                    --                     --
                                                    ------------           ------------

Net loss                                            $   (174,129)          $   (200,744)
                                                    ============           ============

Net loss per share basic and diluted                $      (0.00)          $      (0.00)
                                                    ============           ============
Weighted average common shares outstanding
 used in per share calculations                       68,090,590             68,090,590
                                                    ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months         Three Months
                                                                     Ended                Ended
                                                                  December 31,         December 31,
                                                                      2011                 2010
                                                                   ----------           ----------
Cash flows from operating activities:
  Net loss                                                         $ (174,129)          $ (200,744)
  Adjustments to reconcile net loss to net cash
    Loss on disposal of assets                                             --                1,200
    Depreciation and amortization                                      10,498               18,496
    Stock-based compensation                                               --                8,936
  Changes in operating assets and liabilities:
    Accounts receivable                                                19,245               (6,661)
    Inventory                                                               3                1,312
    Pre-paids and other current assets                                    344                   --
    Accounts payable                                                   (2,382)              38,137
    Accrued expenses                                                  137,397              138,948
                                                                   ----------           ----------
          Net cash provided by (used in) operating activities          (9,024)                (376)
                                                                   ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                                    10,000                3,000
  Payments on capital lease obligations                                    --               (3,527)
  Repayments on notes payable                                              --                   --
                                                                   ----------           ----------
          Net cash provided by (used in) financing activities          10,000                 (527)
                                                                   ----------           ----------

Net decrease in cash and cash equivalents                                 976                 (903)

Noncash investing & financing activities:
  Cash and cash equivalents at beginning of period                      4,356                2,045
                                                                   ----------           ----------
  Cash and cash equivalents at end of period                       $    5,332           $    1,142
                                                                   ==========           ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                         $    2,127           $       --
                                                                   ==========           ==========
  Cash paid during the period for income taxes                     $       --           $       --
                                                                   ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2011
                                   (UNAUDITED)


1. BUSINESS

The Company is primarily engaged in the developing, manufacturing and marketing of polymer and other soil amendments to the agricultural, turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. In 2006, the Company acquired the patent to a slow release fertilizer. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

The Company expanded to provide next-generation and sustainable fertilizers thru the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Smart World sells homogenized fertilizers, non-toxic insect controls, plant protectants, seed, and soil and silage inoculants. Due to losses incurred in 2008, management terminated Smart World employees and seeks to operate through commission-based sales representatives. Additionally, the Company has several debt obligations that are past the contractual maturity date or are due and payable due to non payment of interest.

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,205,503 and negative working capital of $7,007,281 as of December 31, 2011. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in the Company's Form 10-K have been omitted. The results of operations for the three month periods ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2011.

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

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

                                                   2011                 2010
                                                   ----                 ----
Percent of accounts receivable                     100%                  76%
Number of customers                                   1                   2

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended December 31:

                                                   2011                 2010
                                                   ----                 ----
Percent of sales                                   100%                  95%
Number of customers                                  1                    4

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three months ended December 31:

                                                  2011                 2010
                                               ----------           ----------
Series A convertible preferred stock            2,763,699            2,763,699
Convertible debt                                       --                   --
                                               ----------           ----------
                                                2,763,699            2,763,699
                                               ==========           ==========

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued an update (ASU No. 2011-04) to ASC 820, Fair Value Measurements and Disclosures, to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. This update is effective for interim and fiscal years beginning after December 15, 2011. The Company does not feel that this will have a material impact on the consolidated financial statements.

Other recent authoritative guidance issued by governing bodies did not, or are not expected to have a material effect on the Company's consolidated financial statements.

4. INVENTORIES

Inventories consist of the following at:

                                               December 31,        September 30,
                                                  2011                 2011
                                               ----------           ----------
Raw materials                                  $       --           $       --
Finished goods                                      6,283                6,286
                                               ----------           ----------
                                               $    6,283           $    6,286
                                               ==========           ==========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                               December 31,        September 30,
                                                  2011                 2011
                                               ----------           ----------
Interest                                       $  381,846           $  370,335
Interest to related parties                       213,513              200,892
Compensation and related                        1,700,834            1,587,569
                                               ----------           ----------
                                               $2,296,193           $2,158,796
                                               ==========           ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2011, the Company's secretary Ms. Visco loaned the Company an additional $10,000. This note was consolidated with a note issued in May 2010 for $789,842, and accordingly the previous note has been superseded. The new note is for a total of $799,842. Principal is due January 1, 2013. Interest is payable monthly based upon the current prime rate. The note is included in the accompanying consolidated balance sheet under current notes payable to related parties due to the default status for non-payment of monthly interest.

7. COMMON STOCK

STOCK OPTIONS

As of December 31, 2011, there were 1,976,000 stock options outstanding with a weighted average exercise price of $0.20 and a remaining contractual life of
0.75 years. Stock option expense for the quarters ended December 31, 2011 and 2010 was $0 and $8,936, respectively which is included in general and administrative expenses in the accompanying Consolidated Statement of Operations. All outstanding options were fully vested as of September 30, 2011.

There were no issuances of common stock, options or warrants during the periods presented.

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

9. SUBSEQUENT EVENTS

On January 27, 2012,  Ms. Visco loaned the Company an additional $7,000.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                            Three Months           Three Months
                                               Ended                  Ended
                                            December 31,           December 31,
                                                2011                   2010
                                            ------------           ------------
                                             (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                     $      9,154           $     21,014
Net Loss                                        (174,179)              (200,744)
Net Loss per Share                          $      (0.00)          $      (0.00)

                                            December 31,           September 30,
                                                2011                   2011
                                            ------------           ------------
                                             (Unaudited)
BALANCE SHEET DATA:
Current Assets                              $     18,968           $     37,584
Total Property & Equipment, Net                      624                    760
Intellectual Property, Net                        82,894                 93,256
Net Deferred Tax Asset                                --                     --
Total Assets                                     102,486                131,600
Total Current Liabilities                      7,026,249              6,881,234
Accumulated Deficit                         $(28,205,503)          $(28,031,374)

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

REVENUES

Revenues for the three months ended December 31, 2011 were $9,154, compared to $21,014 for the three months ended December 31, 2010, a decrease of 56%. This decrease in revenue is a direct result of our lack of financing resulting in our inability to promote sales.

COST OF SALES

Cost of goods sold decreased to $2,170 for the three months ended December 31, 2011 from $13,644, for the three months ended December 31, 2010. The decrease in the cost of sales is the result of the decreased revenues during this period. Our gross margins were 76% and 35% for the three months ended December 31, 2011 and 2010, respectively. The increase in our gross margins was due to an increase in the proportion of revenues from royalties as opposed to sales of product in the current period. Revenues associated with royalties have relatively minor costs when compared to the costs of product sales.

OPERATING EXPENSES

Operating expenses decreased 14% to $154,854 from $180,170 for the three month period ended December 31, 2011 and 2010, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $144,285 for the three months ended December 31, 2011 from $167,622 for the three months ended December 31, 2010 due to the continued reduction in rent, certain administrative costs, and lack of stock based compensation in the current quarter as all options became fully vested at September 30, 2011.

NET LOSS

We experienced a net loss from operations of $174,129 for the three months ended December 31, 2011 as compared to a net loss of $200,744 for the three months ended December 31, 2010. The decrease in net loss was primarily a result of the decreased operating expenses offset by decreasing revenues during the current quarter, as described above in the preceding paragraphs.

SEASONALITY

Our efforts in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the agricultural products proceeding the growing cycle of various crops. International sales have not been sufficient enough or the geographic distribution of sales concentrated enough to determine if a seasonal trend exists although the initial indication is that our markets will become diverse and therefore not indicate significant seasonal variations. As we expand into the residential and commercial segments nationally, we will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates. We intend to expand into the hydroponics organic market, and if successful, we should experience a significant lessening of seasonal variations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $5,332 and $4,356 at December 31, 2011 and December 31, 2010, respectively. Net cash used in operating activities was $9,024 for the period ended December 31, 2011 compared to $376 during the period ended December 31, 2010. Net cash provided by financing activities was $10,000, for the period ended December 31, 2011 compared to net cash used in operations of $527 for the comparable period ended December 31, 2010. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At December 31, 2011, the outstanding balance of notes payable was $3,034,451. These notes consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,585 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $799,842 bearing interest at prime; and (d) various loans from related parties totaling $315,024 bearing interest from prime to 12%. All of the above mentioned notes are beyond their due dates or in default status. In addition, all convertible notes are no longer convertible unless the company and the holders agree to convert individual notes.

Interest expense for the three months ended December 31, 2011 and 2010 was $26,259 and $26,744, respectively.

We have a working capital deficit $7,007,281 as of December 31, 2011 compared to working capital deficit of $6,843,650 as of September 30, 2011. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,205,503 and a working capital deficit of approximately $7,007,281 as of December 31, 2011. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern in our most recent 10-K for the year ended September 30, 2011.

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

Our President and Chief Financial Officer (the "Certifying Officers") Is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer have designed such disclosure controls and procedures to ensure that material information is made known to him particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures and has determined that they are effective.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: February 8, 2012           AMERICAN SOIL TECHNOLOGIES, INC.


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