Form 10-Q
period 2012-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2012-05-07
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012

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

As of May 4, 2012, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets -
         March 31, 2012 and September 30, 2011                                3

         Consolidated Statements of Operations -
         For the three and six months ended March  31, 2012 and 2011          4

         Consolidated Statements of Cash Flow -
         For the six months ended March 31, 2012 and 2011                     5

         Consolidated Notes to Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14

Item 4T. Controls and Procedures                                             14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 1A. Risk Factors                                                        15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             March 31,            September 30,
                                                                               2012                   2011
                                                                           ------------           ------------
ASSETS:

CURRENT ASSETS
  Cash and cash equivalents                                                $      3,452           $      4,356
  Accounts receivable, net of allowance of $38,538 at
   March 31, 2012 and September 30, 2011                                         23,841                 25,922
  Inventories                                                                     6,283                  6,286
  Prepaid expenses and other current assets                                         676                  1,020
                                                                           ------------           ------------
      TOTAL CURRENT ASSETS                                                       34,252                 37,584

Property and equipment, net                                                         489                    760
Intangible assets                                                                72,532                 93,256
                                                                           ------------           ------------

      TOTAL ASSETS                                                         $    107,273           $    131,600
                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES
  Accounts payable                                                         $  1,699,804           $  1,697,987
  Accrued liabilities                                                         2,433,310              2,158,796
  Notes payable                                                               1,919,585              1,919,585
  Notes payable to related parties                                            1,121,866              1,104,866
                                                                           ------------           ------------
      TOTAL LIABILITIES                                                       7,174,565              6,881,234
                                                                           ------------           ------------

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   March 31, 2012 and September 30, 2011, respectively                        1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at March 31, 2012
   and September 30, 2011, respectively                                          68,091                 68,091
  Additional paid-in capital                                                 19,831,800             19,831,800
  Accumulated deficit                                                       (28,349,032)           (28,031,374)
                                                                           ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                            (7,067,292)            (6,749,634)
                                                                           ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    107,273           $    131,600
                                                                           ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months      Three Months       Six Months        Six Months
                                                   Ended             Ended             Ended             Ended
                                                  March 31,         March 31,         March 31,         March 31,
                                                    2012              2011              2012              2011
                                                ------------      ------------      ------------      ------------
REVENUE                                         $     31,949      $     62,804      $     41,103      $     83,818
Cost of goods sold (excluding amortization
 of intangible assets)                                10,779            19,359            13,041            33,003
                                                ------------      ------------      ------------      ------------
Gross profit                                          21,170            43,445            28,062            50,815
                                                ------------      ------------      ------------      ------------
OPERATING EXPENSES:
  General and administrative                         128,689           180,193           272,969           347,815
  Sales and marketing                                     25                75               232               150
  Amortization of intangible assets                   10,362            12,473            20,723            24,946
                                                ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                             139,076           192,741           293,924           372,911
                                                ------------      ------------      ------------      ------------
Loss from operations                                (117,906)         (149,296)         (265,862)         (322,096)

OTHER (INCOME) EXPENSE
  Interest expense                                    25,531            36,321            51,796            63,065
  Gain on sale of property and equipment                  --            (4,865)               --            (3,665)
                                                ------------      ------------      ------------      ------------
Loss before income taxes                            (143,437)         (180,752)         (317,658)         (381,496)
Provision for income taxes                                --                --                --                --
                                                ------------      ------------      ------------      ------------

NET LOSS                                        $   (143,437)     $   (180,752)     $   (317,658)     $   (381,496)
                                                ============      ============      ============      ============

NET LOSS PER SHARE BASIC AND DILUTED            $      (0.00)     $      (0.00)     $      (0.00)     $      (0.01)
                                                ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 USED IN PER SHARE CALCULATIONS                   68,090,590        68,090,590        68,090,590        68,090,590
                                                ============      ============      ============      ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months           Six Months
                                                                                   Ended                Ended
                                                                                  March 31,            March 31,
                                                                                    2012                 2011
                                                                                 ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $ (317,658)          $ (381,496)
  Adjustments to reconcile net loss to net cash
    Disposal of assets                                                                   --               (3,665)
    Depreciation and amortization                                                    20,994               31,467
    Stock-based compensation                                                             --               17,872
  Changes in operating assets and liabilities:
    Accounts receivable                                                               2,081              (13,586)
    Inventory                                                                             3               10,591
    Prepaid expenses and other assets                                                   344               12,022
    Accounts payable                                                                  1,817               76,468
    Due to related parties                                                               --                6,316
    Deferred Revenue                                                                     --                   --
    Accrued expenses                                                                274,515              258,165
                                                                                 ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (17,904)              14,154
                                                                                 ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                           --                3,000
                                                                                 ----------           ----------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                                     --                3,000
                                                                                 ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party notes                                                  17,000                3,000
  Payments on capital lease obligations                                                  --               (3,527)
  Repayments on notes payable                                                            --                   --
                                                                                 ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       17,000                 (527)
                                                                                 ----------           ----------
Net increase (decrease) in cash and cash equivalents                                   (904)              16,627
Cash and cash equivalents at beginning of period                                      4,356                2,045
                                                                                 ----------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    3,452           $   18,672
                                                                                 ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                       $    3,811           $       --
                                                                                 ==========           ==========
  Cash paid during the period for income taxes                                   $       --           $       --
                                                                                 ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,349,032 and negative working capital of $7,140,313 as of March 31, 2012. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and six-month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2011.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories, and the carrying value of the intangible assets.

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of March 31:

                                                          2012             2011
                                                          ----             ----
Percent of accounts receivable                             88%              79%
Number of customers                                         2                2

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended March 31:

                                                          2012             2011
                                                          ----             ----
Percent of sales                                          100%              95%
Number of customers                                         2                4

Sales from individual customers representing 10% or more of sales consist of the following customers for the six months ended March 31:

                                                          2012             2011
                                                          ----             ----
Percent of sales                                          100%              86%
Number of customers                                         2                3

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the six months:

                                              March 31,              March 31,
                                                2012                   2011
                                             ----------             ----------
Series A convertible preferred stock          2,763,699              2,763,699
                                             ----------             ----------

                                              2,763,699              2,763,699
                                             ==========             ==========

In addition, the Company excluded 1,976,000 options from the computation as their exercise prices were in excess of the average market price of the Company's common stock.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

4. INVENTORIES

Inventories consist of the following at:

                                              March 31,            September 30,
                                                2012                   2011
                                             ----------             ----------
Raw materials                                $       --             $       --
Finished goods                                    6,283                  6,286
                                             ----------             ----------

                                             $    6,283             $    6,286
                                             ==========             ==========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                              March 31,            September 30,
                                                2012                   2011
                                             ----------             ----------
Interest                                     $  392,928             $  370,335
Interest to related parties                     226,284                200,892
Compensation and related                      1,814,098              1,587,569
                                             ----------             ----------

                                             $2,433,310             $2,158,796
                                             ==========             ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three-months ended March 31, 2012, the Company's secretary Ms. Visco loaned the Company an additional $7,000. This note was consolidated with a note issued in December 2011 for $799,842, and accordingly the previous note has been superseded. The new note is for a total of $806,842. Principal is due January 31, 2013. Interest is payable monthly based upon the current prime rate.

7. COMMON STOCK

STOCK OPTIONS
As of March 31, 2012, there were 1,976,000 stock options outstanding with a weighted average exercise price of $0.20 and a remaining contractual life of 0.5 years. Stock option expense for the quarters ending March 31, 2012 and 2011 was $0 and $8,936, respectively which is included in general and administrative expense in the accompanying Statement of Operations. Options were fully vested at September 30, 2011.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:
                                             Six Months             Six Months
                                               Ended                  Ended
                                              March 31,              March 31,
                                                2012                   2011
                                            ------------           ------------
                                            (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
  Revenue                                   $     41,103           $     83,818
  Net Loss                                      (317,658)              (381,496)
  Net Loss per Share                        $      (0.00)          $      (0.01)

                                              March 31,            September 30,
                                                2012                   2011
                                            ------------           ------------
                                            (Unaudited)              (Audited)
BALANCE SHEET DATA:
  Current Assets                            $     34,252           $     37,584
  Total Property & Equipment, Net                    489                    760
  Intellectual Property, Net                      72,532                 93,256
  Net Deferred Tax Asset                              --                     --
  Total Assets                                   107,273                131,600
  Total Current Liabilities                    7,174,565              6,881,234
  Accumulated Deficit                       $(28,349,032)          $(28,031,374)

SIX MONTHS ENDED MARCH 31, 2011 (UNAUDITED) COMPARED TO SIX MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

REVENUES

Revenues for the six months ended March 31, 2012 were $41,103, compared to $83,818 for the six months ended March 31, 2011, a decrease of 51%. This decrease in revenue is a direct result of our financial inability to properly market and sell our products.

COST OF SALES

Cost of goods sold decreased to $13,041 for the six months ended March 31, 2012 from $33,003, for the six months ended March 31, 2011. The decrease in the cost of sales is the result of the decreased revenues during this period. Our gross margins were 68% and 61% for the six months ended March 31, 2012 and 2011, respectively. The increase in our gross margins was due to an increase in the proportion of revenues from royalties as opposed to sales of product in the current period. Revenues associated with royalties have relatively minor costs when compared to the costs of product sales.

OPERATING EXPENSES

Operating expenses decreased 21% to $293,924 from $372,911 for the six month period ended March 31, 2012 and 2011, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $272,969 for the six months ended March 31, 2012 from $347,815 for the six months ended March 31, 2011 due to the continued reduction in compensation and other administrative costs.

NET LOSS

We experienced a net loss from operations of $317,658 for the six months ended March 31, 2012 as compared to a net loss of $381,496 for the six months ended March 31, 2011. Our sales and marketing expenses increased from $150 in the six months ended March 31, 2011, to $232 for the six months ended March 31, 2012. Our general and administrative expense decreased from $347,815 in the six months ended March 31, 2011 to $272,969 for the six months ended March 31, 2012.

The decrease in the net loss is directly related to a reduction in operations and the reduction of revenue from the sale of products, as described above. This decrease in revenue is a direct result of our financial inability to properly market and sell our products.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,452 and $18,672 at March 31, 2012 and March 31, 2011, respectively. Net cash used in operations was $17,904 for the period ended March 31, 2012 compared to net cash provided by operations of $14,154 for the comparable period ended March 31, 2011. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At March 31, 2012, the outstanding balance of notes payable was $3,041,451. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,585 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $806,842 bearing interest at prime; (d) various loans from related parties totaling $315,024 bearing interest from prime to 12%.

Interest expense for the six months ended March 31, 2012 and 2011 was $51,796 and $63,065, respectively.

We have a working capital deficit $7,140,313 as of March 31, 2012 compared to working capital deficit of $6,843,650 as of September 30, 2011. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,349,032 and a stockholders' deficit of $7,067,292 as of March 31, 2012. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our President and Chief Financial Officer (the "Certifying Officers") is responsible for establishing and maintaining our disclosure controls andprocedures. The Certifying Officer have designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The CertifyingOfficer has evaluated the effectiveness of our disclosure controls and procedures and has determined that they are adequate.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 4, 2012                      AMERICAN SOIL TECHNOLOGIES, INC.


                                        By: /s/ Carl P. Ranno
                                            -----------------------------------
                                             Carl P. Ranno
                                        Its: President, Chief Executive Officer,
                                             Chief Financial Officer
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)