Form 10-Q
period 2012-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2012-08-10
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]                        Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 10, 2012, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                      3

         Consolidated Balance Sheets -
          June 30, 2012 and September 30, 2011                              3

         Consolidated Statements of Operations -
          For the three and nine months ended June 30, 2012 and 2011        4

         Consolidated Statements of Cash Flows -
          For the nine months ended June 30, 2012 and 2011                  5

         Consolidated Notes to Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk        14

Item 4.  Controls and Procedures                                           14

Item 4T. Controls and Procedures                                           14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 1A. Risk Factors                                                      15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Mine Safety Disclosures                                           15

Item 5.  Other Information                                                 16

Item 6.  Exhibits                                                          16

SIGNATURES                                                                 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             June 30,             September 30,
                                                                               2012                   2011
                                                                           ------------           ------------
Assets

Current assets:
  Cash and cash equivalents                                                $     21,469           $      4,356
  Accounts receivable, net of allowance of $38,538 at
   June 30, 2012 and September 30, 2011                                           7,005                 25,922
  Inventory                                                                       5,925                  6,286
  Prepaid and other current assets                                                  676                  1,020
                                                                           ------------           ------------
      Total current assets                                                       35,075                 37,584
Property and equipment, net                                                         354                    760
Intangible asset, net                                                            62,170                 93,256
                                                                           ------------           ------------

Total assets                                                               $     97,599           $    131,600
                                                                           ============           ============

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                         $  1,682,761           $  1,697,987
  Accrued liabilities                                                         2,570,838              2,158,796
  Notes payable                                                               1,919,585              1,919,585
  Notes payable to related parties                                            1,149,866              1,104,866
                                                                           ------------           ------------
      Total liabilities                                                       7,323,050              6,881,234
                                                                           ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   June 30, 2012 and September 30, 2011, respectively                         1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at June 30, 2012 and
   September 30, 2011, respectively                                              68,091                 68,091
  Additional paid-in capital                                                 19,831,800             19,831,800
  Accumulated deficit                                                       (28,507,191)           (28,031,374)
                                                                           ------------           ------------
      Total stockholders' deficit                                            (7,225,451)            (6,749,634)
                                                                           ------------           ------------

Total liabilities and stockholders' deficit                                $     97,599           $    131,600
                                                                           ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months       Three Months        Nine Months        Nine Months
                                               Ended              Ended              Ended              Ended
                                              June 30,           June 30,           June 30,           June 30,
                                                2012               2011               2012               2011
                                            ------------       ------------       ------------       ------------
Revenue                                     $     22,483       $     15,790       $     63,586       $     99,608
Cost of goods sold (excluding
 amortization of intangible asset)                 9,958              4,747             23,000             37,749
                                            ------------       ------------       ------------       ------------
      Gross profit                                12,525             11,043             40,586             61,859
                                            ------------       ------------       ------------       ------------
Operating expenses:
  General and administrative                     133,988            128,710            406,963            476,527
  Sales and marketing                                 --                122                231                271
  Amortization of intangible assets               10,362             12,473             31,085             37,418
                                            ------------       ------------       ------------       ------------
Total operating expenses                         144,350            141,305            438,279            514,216
                                            ------------       ------------       ------------       ------------
Loss from operations                            (131,825)          (130,262)          (397,693)          (452,357)

Other (income) expense
  Interest expense                                26,333             25,659             78,124             88,724
  Gain on sale of property and equipment              --                 --                 --             (3,665)
                                            ------------       ------------       ------------       ------------
Loss before income taxes                        (158,158)          (155,921)          (475,817)          (537,416)
Provision for income taxes                            --                 --                 --                 --
                                            ------------       ------------       ------------       ------------

Net loss                                    $   (158,158)      $   (155,921)      $   (475,817)      $   (537,416)
                                            ============       ============       ============       ============

Net loss per share basic and diluted        $      (0.00)      $      (0.00)      $      (0.01)      $      (0.01)
                                            ============       ============       ============       ============
Weighted average common shares
 outstanding used in per share
 calculations                                 68,090,590         68,090,590         68,090,590         68,090,590
                                            ============       ============       ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months          Nine Months
                                                                     Ended                Ended
                                                                    June 30,             June 30,
                                                                      2012                 2011
                                                                   ----------           ----------
Cash flows from operating activities:
  Net loss                                                         $ (475,817)          $ (537,416)
  Adjustments to reconcile net loss to net cash
    Disposal of assets                                                     --               (3,665)
    Depreciation and amortization                                      31,492               44,423
    Stock-based compensation                                               --               26,808
  Changes in operating assets and liabilities:
    Accounts receivable                                                18,917               (4,555)
    Inventory                                                             361               11,560
    Prepaid expenses and other assets                                     344               13,521
    Accounts payable                                                  (15,226)              62,072
    Accrued expenses                                                  412,042              386,155
                                                                   ----------           ----------
          Net cash used in operating activities                       (27,887)              (1,097)
                                                                   ----------           ----------
Cash flows from investing activities:
  Proceeds from sale of assets                                             --                3,000
                                                                   ----------           ----------
          Net cash provided by investing activities                        --                3,000
                                                                   ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                                    45,000                3,000
  Payments on capital lease obligations                                    --               (3,527)
                                                                   ----------           ----------
          Net cash provided by (used in) financing activities          45,000                 (527)
                                                                   ----------           ----------

Net increase in cash and cash equivalents                              17,113                1,376

Cash and cash equivalents at beginning of period                        4,356                2,045
                                                                   ----------           ----------

Cash and cash equivalents at end of period                         $   21,469           $    3,421
                                                                   ==========           ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                         $       --           $       --
                                                                   ==========           ==========
  Cash paid during the period for income taxes                     $       --           $       --
                                                                   ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,507,191 and negative working capital of $7,287,975 as of June 30, 2012. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and nine-month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2011.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventory and the carrying value of the intangible asset.

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of June 30:

                                                          2012             2011
                                                          ----             ----
Percent of accounts receivable                             59%             100%
Number of customers                                         2                2

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended June 30:

                                                          2012             2011
                                                          ----             ----
Percent of sales                                           90%              97%
Number of customers                                         2                4

Sales from individual customers representing 10% or more of sales consist of the following customers for the nine months ended June 30:

                                                          2012             2011
                                                          ----             ----
Percent of sales                                           97%              82%
Number of customers                                         3                3

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the nine months:

                                                  June 30,          June 30,
                                                    2012              2011
                                                 ----------        ----------
Series A convertible preferred stock              2,763,699         2,763,699
                                                 ----------        ----------
                                                  2,763,699         2,763,699
                                                 ==========        ==========

In addition, the company excluded 1,976,000 options from the computation as their exercise prices were in excess of the average market price of the Company's common stock during the respective periods.

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

4. INVENTORY

Inventories consist of the following at:

                                                 June 30,         September 30,
                                                   2012               2011
                                                ----------         ----------
Raw materials                                   $       --         $       --
Finished goods                                       5,925              6,286
                                                ----------         ----------
                                                $    5,925         $    6,286
                                                ==========         ==========

5. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                                 June 30,         September 30,
                                                   2012               2011
                                                ----------         ----------
Interest                                        $  404,418         $  370,335
Interest to related parties                        239,056            200,892
Compensation and related                         1,927,364          1,587,569
                                                ----------         ----------
                                                $2,570,838         $2,158,796
                                                ==========         ==========

6. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three-months ended June 30, 2012, the Company's secretary Ms. Visco loaned the Company an additional $28,000. This note was consolidated with a note issued in January 2012 for $806,842, and accordingly the previous note has been superseded. The new note is for a total of $834,842. Principal is due May 31, 2013. Interest is payable monthly based upon the current prime rate.

7. COMMON STOCK

STOCK OPTIONS
As of June 30, 2012, there were 1,976,000 stock options outstanding with a weighted average exercise price of $0.20 and a remaining contractual life of .25 years. Stock option expense for the three and nine-months ended June 30, 2012 and 2011 was $0, $8,936, $0, and $26,808, respectively which is included in general and administrative expenses in the accompanying Statement of Operations. Options were fully vested at September 30, 2011.

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement. On February 21, 2011, we agreed to pay interest on the settlement amount at 4% per annum. No interest has been paid to date.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

NINE MONTHS ENDED JUNE 30, 2012 (UNAUDITED) COMPARED TO NINE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

                                            Nine Months            Nine Months
                                               Ended                  Ended
                                              June 30,               June 30,
                                                2012                   2011
                                            ------------           ------------
                                             (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                     $     63,586           $     99,608
Net Loss                                        (475,817)              (537,416)
Net Loss per Share                          $      (0.01)          $      (0.01)

                                              June 30,             September 30,
                                                2012                   2011
                                            ------------           ------------
                                             (Unaudited)            (Unaudited)
BALANCE SHEET DATA:
Current Assets                              $     35,075           $     37,584
Total Property & Equipment, Net                      354                    760
Intangible Asset, Net                             62,170                 93,256
Total Assets                                      97,599                131,600
Total Current Liabilities                      7,323,050              6,881,234
Accumulated Deficit                         $(28,507,191)          $(28,031,374)

REVENUES

Revenues for the nine months ended June 30, 2012 were $63,586, compared to $99,608 for the nine months ended June 30, 2011, a decrease of 36%. This decrease in revenue is a direct result of the company's lack of sales and marketing.

COST OF SALES

Cost of goods sold decreased to $23,000 for the nine months ended June 30, 2012 from $37,749 for the nine months ended June 30, 2011. The decrease in the cost of sales is the result of reduced revenues during this period. Our gross margins were 64% and 62% for the nine months ended June 30, 2012 and 2011, respectively. The increase in our gross margins was the result of lower costs of goods sold during nine months ending June 30, 2012.

OPERATING EXPENSES

Operating expenses decreased 15% to $438,279 from $514,216 for the nine month period ended June 30, 2012 and 2011, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $406,963 for the nine months ended June 30, 2012 from $476,527 for the nine months ended June 30, 2011 due to the continued reduction in compensation and other administrative costs.

NET LOSS

We experienced a net loss from operations of $475,817 for the nine months ended June 30, 2012 as compared to a net loss of $537,416 for the nine months ended June 30, 2011. The decrease in net loss is a result of reduced operating cost, net of decreased revenues as described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $21,469 and $3,421 at June 30, 2012 and June 30, 2011, respectively. Net cash used in operations was $27,887 for the period ended June 30, 2012 compared to net cash used in operations of $1,097 for the comparable period ended June 30, 2011. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At June 30, 2012, the outstanding balance of notes payable was $3,069,451. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,585 with interest per annum from 8-18%; (c) a loan from an officer and shareholder for $834,842 bearing interest at prime; (d) various loans from related parties totaling $315,024 bearing interest from prime to 10%.

Interest expense for the nine months ended June 30, 2012 and 2011 was $78,124 and $88,724, respectively.

We have a working capital deficit $7,287,975 as of June 30, 2012 compared to working capital deficit of $6,843,650 as of September 30, 2011. Our increase in current liabilities is directly related to an increase in our notes payable, accounts payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,507,191 and a working capital deficit of approximately $7,287,975 as of June 30, 2012. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our President and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining our disclosure controls andprocedures. The Certifying Officer have designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of our disclosure controls and procedures and has determined that they are adequate.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

DATED: August 10, 2012                  AMERICAN SOIL TECHNOLOGIES, INC.


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