Form 10-K
period 2012-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2013-01-07
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2012
                                       or

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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of January 3, 2013, the number of shares of common stock outstanding was 68,090,590.

As of January 3, 2013, the aggregate market value of our common stock held by non-affiliates was approximately $114,777 (based upon 24,951,469 shares at $0.0046 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Form 10K for the fiscal year ended September 30, 2010 filed on January 13, 2011; Form 10Q for the quarterly period ended December 31, 2010 filed on February 22, 2011; Form 10Q for the quarterly period ended March 30, 2011 filed on May 16, 2011; Form 10Q for the quarterly period ended June 30, 2011 filed on August 15, 2011 and as amended and filed on August 28, 2011; Form 10K for the fiscal year ended September 30, 2011 filed on December 29, 2011; Form 10Q for the quarterly period ended December 31, 2011 filed on February 8, 2012; Form 10Q for the quarterly period ended March 30, 2012 filed on May 7, 2012; Form 10Q for the quarterly period ended June 30, 2012 filed on August 8, 2012.

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1    DESCRIPTION OF BUSINESS..........................................   3

ITEM 2    DESCRIPTION OF PROPERTY..........................................   6

ITEM 3    LEGAL PROCEEDINGS................................................   6

ITEM 4    MINE SAFETY DISCLOSURES..........................................   7

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   7

ITEM 6    SELECTED FINANCIAL DATA..........................................   8

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................   9

ITEM 8    FINANCIAL STATEMENTS.............................................  13

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.........................................  13

ITEM 9A   CONTROLS AND PROCEDURES..........................................  14

ITEM 9B   OTHER INFORMATION................................................  14

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................  14

ITEM 11   EXECUTIVE COMPENSATION...........................................  16

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..................................  20

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  21

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................  22

ITEM 15   EXHIBITS ........................................................  23

SIGNATURES.................................................................  24

                                     PART I

ITEM 1. BUSINESS

DEVELOPMENT OF BUSINESS

American Soil Technologies, Inc., formerly Soil Wash Technologies, Inc., was incorporated in California on September 22, 1993 as a soil remediation business. In May 2002, we discontinued the soil remediation business.

BUSINESS OF ISSUER

We develop, manufacture on an outsourced basis and market advanced products that decrease the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture. Our products enhance growing environments and reduce the environmental damage caused by common growing practices.

We manufacture on an outsourced basis three primary products: Agriblend(R), a patented soil amendment developed for agriculture; Soil Medic, a patented slow release liquid fertilizer; developed for homes, parks, golf courses and other turf related applications; and The Agro Tower, developed for vertical farming.

We market our products primarily in the United States. We are continually attempting to add sales representatives and distributors in both the agriculture and turf industries. On July 7, 2006, we acquired Smart World Organics, Inc. ("Smart World") as a wholly-owned subsidiary. Smart World is a "C" corporation formerly located in Hudson, Florida. Smart World developed organic and sustainable products through a unique research approach both in the field and with Universities and agricultural schools in Florida. The products were sold directly to the end user and through distributors in the United States

Smart World provided next-generation organic and sustainable fertilizers to commercial and residential customers worldwide. Smart World also provided advanced, custom-formulated products built to suit unusual growing conditions and environments. The product line included homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants. We issued 2,300,000 shares of common stock to the shareholders of Smart World in exchange for 100% of the shares of common stock of Smart World and assumed approximately $400,000 in notes and trade payables.

On December 20, 2006, we entered into an Intellectual Property Purchase Agreement with Ray Nielsen whereby we purchased from Mr. Nielsen any and all intellectual property of Mr. Nielsen, including all formulas developed by Mr. Nielsen over the past 30 years, including but not limited to all formulas and intellectual property used in the business of Smart World, including all graphics and logos; all domain names and URL's; any proprietary software and its source code; all existing content and HTML files; all branding and trademarks; all trade names; all services marks; all copywritten material; all patents; and all products and proceeds of the foregoing, in any form whatsoever and wheresoever located (collectively the "Intellectual Property"), in exchange for a convertible debenture in the amount of $1,500,000, bearing an interest rate of 8% per annum (the "Convertible Debenture"). The Convertible Debenture was convertible at the option of Mr. Nielsen at any time prior to the maturity date into shares of our common stock. The Debenture is deemed no longer convertible due to the expiration of the conversion rights.

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

Due to losses incurred, in 2008, management terminated Smart World employees, consolidated Smart World operations with those of American Soil, and continues to seek sales of certain of its products. However, sales of Smart World related product have been minimal.

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

The slow release fertilizer, "Soil Medic" does not seem to have competition at this time however, the patent which relates to the technology is expiring in Fiscal 2014.

There is some competition for the organic products that we distribute that stem from Smart World.

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

DEPENDENCE ON MAJOR CUSTOMERS

We are dependent on three customers for a substantial portion of our sales.

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

We have worldwide marketing rights to a patented product known as the Agro
Tower.

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

RESEARCH AND DEVELOPMENT COSTS

We have not spent material amounts for research and development during the years ended September 30, 2012 and 2011.

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

ITEM 1A NON APPLICABLE

ITEM 1B NON APPLICABLE

ITEM 2. DESCRIPTION OF PROPERTY

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California from a related party, which required monthly rental payments of approximately $554. The Sublease Agreement expired on December 31, 2008 and we continued to rent the facilities through December 2010. In January 2011, we moved offices to a location in Canoga Park and sublease the space from a related party. The new lease is month to month and does not require lease payments as our presence in the facility is nominal. We also rent storage space in Tucson and Phoenix, Arizona for approximately $200 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITES

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                                    High         Low
                                                    ----         ---
2011
       First Quarter .........................      0.07         0.01
       Second Quarter ........................      0.02         0.01
       Third Quarter .........................      0.02         0.01
       Fourth Quarter ........................      0.02         0.01

2012
       First Quarter .........................      0.02         0.005
       Second Quarter ........................      0.01         0.005
       Third Quarter .........................      0.03         0.005
       Fourth Quarter ........................      0.02         0.005

On December 27, 2012, the closing stock price was $0.0045

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of December, 2012, there were 283 shareholders holding certificated securities and approximately 545 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, our selected financial information:

                                     Fiscal Year Ended        Fiscal Year Ended
                                     September 30, 2012       September 30, 2011
                                     ------------------       ------------------
STATEMENT OF OPERATIONS DATA:

Revenue                                $     70,842             $    139,025
Loss From Operations                       (538,447)                (609,266)
Net Loss                                   (643,819)                (721,369)
Net Loss Per Share                     $      (0.01)            $      (0.01)

BALANCE SHEET DATA:

Current Assets                         $     10,612             $     37,584
Property and Equipment, net                     219                      760
Intangible Assets, net                       51,809                   93,256
Total Assets                                 10,831                  131,600
Total Current Liabilities                (7,456,092)              (6,881,234)
Accumulated Deficit                     (28,675,193)             (28,031,374)
Stockholders' Deficit                  $ (7,445,263)            $ (6,749,634)

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

OVERVIEW

We develop, manufacture and market advanced technology that decreases the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011

REVENUES

Revenues for the fiscal year-ended September 30, 2012 were $70,842 compared to $139,025 for the fiscal year ended September 30, 2011, a decrease of 49%. This decrease in revenue is directly related to our inability to properly market and sell our products due to a lack of operating capital.

COST OF SALES

Cost of goods sold decreased to $25,797 for the fiscal year ended September 30, 2012 from $56,728 for the fiscal year ended September 30, 2011. The decrease in the cost of sales directly relates to the reduction in revenue producting activity not related to royalty revenue. Our gross margins were 64% and 59% for the years ended September 30, 2012 and September 30, 2011, respectively. The increase in our gross margins was caused by a higher percentage of royalty revenue compared to the traditional sale of goods.

OPERATING EXPENSES

Operating expenses decreased approximately 16% for the fiscal year ended September 30, 2012 compared to operating expenses for the fiscal year ended September 30, 2011. This decrease in operating expenses is a result of many factors, which include the below items.

General and administrative expenses decreased approximately 13% for the fiscal year ended September 30, 2012 compared to the fiscal year ended September 30, 2011 due to a reduction in general operational expenses.

Sales and marketing expenses decreased approximately 30% for the fiscal year ended September 30, 2012 compared the fiscal year ended September 30, 2011 as we eliminated substantially all marketing efforts.

Research and development costs have been eliminated as there is no additional need for research and development on our existing products.

In fiscal 2012, the amortization expense of intangible assets decreased by 17% compared to fiscal 2011. Impairment of intangible assets was zero during fiscal 2012 compared to $19,000 in fiscal 2011.

INTEREST EXPENSE

Interest expense decreased 9% for the fiscal year ended September 30, 2012 from the period ended September 30, 2011. This decrease resulted from reduced finance charges this audited period.

NET LOSS

For the reasons detailed above, we experienced reduced losses in the year ended September 30, 2012 compared to the year ended September 30, 2011. Given the gross margins of our turf products as well as a renewed interest in consumer organic products for the retail market, future operating results may improve.

SEASONALITY

Our efforts in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. International sales have not been significant during recent years. If the Company is able to expand into the residential and commercial segments nationally, we will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,846 and $4,356 at September 30, 2012 and September 30, 2011, respectively. Net cash used by operations was $45,510 for the year ended September 30, 2012 as compared to $162 for the year ended September 30, 2011.

We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements. During the year ended September 30, 2012 the Company borrowed an additional $45,000 from this officer and shareholder which makes up the total amounts received from financing activities. The officer's previous note was amended with a new principal balance of $834,842. Subsequent to September 30, 2012, the officer loaned an additional $38,000.

As of September 30, 2012 we had a working capital deficit of $7,445,480 (current assets less current liabilities) compared to a working capital deficit of $6,843,650 as of September 30, 2011. The increase in the working capital deficit has been caused by an increase in our current liabilities, mostly related to accrued and unpaid wages.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,675,193 and a working capital deficit of $7,445,480 as of September 30, 2012. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by our internal workforce and the ability of our distribution and sales network to grow.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are: long-lived assets. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 2, "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective as of September 30, 2012 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive and Principal Accounting Officer as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with, and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not Applicable

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------
Carl P. Ranno             72       Director, Chief Executive Officer, President,
                                   Chief Financial Officer

Neil C. Kitchen           64       Director, Vice President

Diana Visco               54       Secretary

Scott Baker               54       Director

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

      Name and                                                                   Non-Equity
      Principal                                            Stock     Option    Incentive Plan     All Other
      Position         Year   Salary ($)(1)   Bonus($)   Awards($)  Awards($)  Compensation($)  Compensation($)  Total($)
      --------         ----   -------------   --------   ---------  ---------  ---------------  ---------------  --------
Carl P. Ranno,         2012     $200,000        $0          $0         $0            $0              $0          $200,000
CEO, President, CFO    2011     $200,000        $0          $0         $0            $0              $0          $200,000
(Principal Executive
Officer)

Neil C. Kitchen,       2012     $134,500        $0          $0         $0            $0              $0          $134,500
Vice President         2011     $134,500        $0          $0         $0            $0              $0          $134,500

Diana Visco            2012     $ 85,000        $0          $0         $0            $0              $0          $ 85,000
Secretary              2011     $ 85,000        $0          $0         $0            $0              $0          $ 85,000

----------
(1) All salaries for 2012 and 2011 were accrued in the Company's consolidated balance sheet, but not paid. No salaries and wages have been paid to the above named officers during the years ended September 30, 2012, 2011, or through the date of this report.

                           GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended September 30, 2012.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There are no outstanding equity awards as of September 30, 2012

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

On May 23, 2008 the Company entered into an Employment Agreement with Neil C. Kitchen to act as the Company's Vice President and Chief Technical Officer (the "Agreement"). The Agreement is for a term of five years, commencing on May 23, 2008 and expiring on May 22, 2013 with automatic one-year extensions unless either the Company or Mr. Kitchen provides written notice of their intention not to renew the Agreement at least 30 days prior to the expiration of the then current term. The Agreement provides that, in addition to receiving paid vacation in accordance with the Company's policies as well as other customary benefits and provisions, Mr. Kitchen shall receive an annual base salary of $134,500. If, at any time during the term of the Agreement, Mr. Kitchen is terminated "without cause," he will be entitled to receive a cash payment equal to the aggregate compensation payable to Mr. Kitchen during the remaining term of the Agreement. The compensation is being accrued.

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

As of September 30, 2012, 1,310,000 options were issued pursuant to the 2002 Plan. As of September 30, 2012 450,000 remained outstanding, all of which expired without exercise on November 1, 2012.

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

The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, 498,240 shares of common stock have been issued pursuant to the stock issuance component of the 2005 Plan,

As of September 30, 2011, 1,526,000 options were issued and outstanding. During the year ended September 30, 2012 all of these options expired. There are no options that remain outstanding from the 2005 Plan.

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

   Name and Address                               Amount and Nature of         Percent
 of Beneficial Owners (1)                         Beneficial Ownership       Ownership (2)
 ------------------------                         --------------------       -------------
Carl P. Ranno, CEO, President, CFO, Director            2,452,900                 3.6%
Neil C. Kitchen, Vice President, Director               2,401,455                 3.5%
Diana Visco, Secretary                                  3,131,328                 4.6%
Scott Baker, Director                                   1,354,818                 2.0%
All executive officers and directors
 as a group (4 persons)                                 9,340,501                13.7%
FLD Corporation                                        17,907,003                26.3%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Visco Family are the owners and directors of FLD Corporation, and own 17,907,003 shares of our common stock.

Note payable to Diana Visco for $834,842, bearing interest at the prime rate of 3.25% at September 30, 2012 and 2011, respectively with interest payable monthly. The note is unsecured and is due in January 2013. Subsequent to September 30, 2012, Ms. Visco loaned the Company an additional $38,000, increasing the note to $872,842. The terms of the amended note stayed the same while extending the due date to October 2013.

On April 1, 2004, we entered into a Sublease Agreement to sublet 923.50 square feet located at a facility in Pacoima, California from a related party, which required monthly rental payments of approximately $554. The Sublease Agreement expired on December 31, 2008 and we continued to rent the facilities through December 2010. In January 2011, we moved offices to a location in Canoga Park and sublease the space from a related party, The Benz Group. The new lease is month to month and does not require lease payments as our presence in the facility is nominal. We also rent storage space in Tucson and Phoenix, Arizona for approximately $200 per month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

DBBMCKENNON
dbbmckennon, a registered public accounting firm, was our independent auditor and examined our financial statements to September 30, 2012 and performed the services listed below.

AUDIT FEES

dbbmckennon fees for professional services rendered for the audit of our annual financial statements included in this Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the years ended September 30, 2012 and 2011 was $37,000 and $37,000, respectively.

AUDIT RELATED FEES

dbbmckennon was not paid additional fees during that period for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Tax filings have not been completed for the 2012 or 2011 fiscal year, thus no fees were paid.

ALL OTHER FEES

None

AUDIT COMMITTEE

We do not have an audit committee.

ITEM 13. EXHIBITS

3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (1)
3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (1)
3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000 (2)
3.4 Amendment to Articles of Incorporation of American Soil Technologies, Inc., dated August 4, 2003 (3)
3.4      Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (1)
3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (4)
3.6      Amendment to Articles of Incorporation, dated November 30, 2006
4.1      Convertible Debenture - Lump Sum Contribution (Form) (5)
4.2      Convertible Debenture - Incremental (Form) (5)
10.1 License Agreement between Ron Salestrom, American Soil Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000 (2)
10.2     Sublease Agreement with The Customized Box Company, dated April 1, 2004
         (6)
10.8     Employment Contract with Donette Lamson, dated January 18, 2006 (7)
10.12    Acquisition Agreement for Smart World Organics, dated July 7, 2006 (8)
10.14 Intellectual Property Purchase Agreement with Ray Nielsen, dated December 20, 2006 (9)
10.15    Security Agreement with Ray Nielsen, dated December 22, 2006 (9)
10.16 Purchase and Sale Agreement and Joint Escrow Instructions for Silver Terrace Nurseries, dated November 27, 2007 (12)
10.17    Employment Contract with Carl Ranno, dated May 23, 2008 (13)
10.18    Employment Contract with Neil Kitchen, dated May 23, 2008 (13)
10.19    Employment Contract with Diana Visco, dated May 23, 2008 (13)
10.21    Subsidiaries: Smart World Organics Inc. a Florida corporation
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101      Interactive data files pursuant to Rule 405 of Regulation S-T

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

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: January 7, 2013         By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer
                                   (Principal Executive Officer, Principal
                                   Financial Officer and Principal Accounting
                                   Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
American Soil Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of American Soil Technologies, Inc. and subsidiary (collectively the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of September 30, 2012 and 2011. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Soil Technologies, Inc. and subsidiary as of September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has generated minimal operating revenues, incurred losses from operations, and used significant cash in operating activities. Its viability is dependent upon its ability to obtain future financing and successful operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ dbbmckennon

Newport Beach, California
January 7, 2013

                        American Soil Technologies, Inc.
                           Consolidated Balance Sheets

                                                                              September 30, 2012     September 30, 2011
                                                                              ------------------     ------------------
Assets:

Current assets
  Cash and cash equivalents                                                      $      3,846           $      4,356
  Accounts receivable, net of allowance of $35,088 and
   $38,538 at September 30, 2012 and 2011, respectively                                   387                 25,922
  Inventory                                                                             5,144                  6,286
  Prepaid expenses and other current assets                                             1,235                  1,020
                                                                                 ------------           ------------
      Total current assets                                                             10,612                 37,584
Property and equipment, net                                                               219                    760
Intangible assets                                                                      51,808                 93,256
                                                                                 ------------           ------------

Total assets                                                                     $     62,639           $    131,600
                                                                                 ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                               $  1,678,065           $  1,697,987
  Accrued liabilities                                                               2,708,576              2,158,796
  Notes payable                                                                     1,919,585              1,919,585
  Notes payable to related parties                                                  1,149,866              1,104,866
                                                                                 ------------           ------------
      Total current liabilities                                                     7,456,092              6,881,234

      Total liabilities                                                             7,456,092              6,881,234
                                                                                 ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   September 30, 2012 and 2011, respectively                                        1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at September 30, 2012
   and 2011, respectively                                                              68,091                 68,091
  Additional paid-in capital                                                       19,831,800             19,831,800
  Accumulated deficit                                                             (28,675,193)           (28,031,374)
                                                                                 ------------           ------------
      Total stockholders' deficit                                                  (7,393,453)            (6,749,634)
                                                                                 ------------           ------------
Total liabilities and stockholders' deficit                                      $     62,639           $    131,600
                                                                                 ============           ============


                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Operations

                                                               Year Ended                Year Ended
                                                           September 30, 2012        September 30, 2011
                                                           ------------------        ------------------
Revenue                                                       $     70,842              $    139,025
Cost of goods sold (excluding amortization
 of intangible assets)                                              25,797                    56,728
                                                              ------------              ------------
      Gross profit                                                  45,045                    82,297
                                                              ------------              ------------
Operating expenses:
  General and administrative                                       541,569                   621,988
  Sales and marketing                                                  476                       684
  Amortization of intangible assets                                 41,447                    49,891
  Impairment of intangible assets                                       --                    19,000
                                                              ------------              ------------
      Total operating expenses                                     583,492                   691,563
                                                              ------------              ------------

Loss from operations                                              (538,447)                 (609,266)

Other (income) expense
  Interest expense                                                 104,572                   114,968
  Gain on sale/disposal of equipment                                    --                    (3,665)
                                                              ------------              ------------
Loss before income taxes                                          (643,019)                 (720,569)

Provision for income taxes                                             800                       800
                                                              ------------              ------------

Net loss                                                      $   (643,819)             $   (721,369)
                                                              ============              ============

Net loss per share basic and diluted                          $      (0.01)             $      (0.01)
                                                              ============              ============
Weighted average common shares outstanding,
 basic and diluted                                              68,090,590                68,090,590
                                                              ============              ============


                 See Notes to Consolidated Financial Statements

                        American Soil Technologies, Inc.
                Consolidated Statements of Stockholders' Deficit

                                                         Series A Preferred                   Common Stock
                                                     --------------------------         ------------------------
                                                     Shares           Amount            Shares            Amount
                                                     ------           ------            ------            ------
Balance at September 30, 2010                       2,763,699         1,381,849        68,090,590            68,091

  Stock compensation expense                               --                --                --                --

  Net loss                                                 --                --                --                --
                                                 ------------      ------------      ------------      ------------
Balance at September 30, 2011                       2,763,699         1,381,849        68,090,590            68,091

  Net loss                                                 --                --                --                --
                                                 ------------      ------------      ------------      ------------

Balance at September 30, 2012                       2,763,699      $  1,381,849        68,090,590      $     68,091
                                                 ============      ============      ============      ============

                                                   Additional
                                                    Paid-in         Accumulated
                                                    Capital           Deficit            Total
                                                    -------           -------            -----
Balance at September 30, 2010                      19,796,056       (27,310,005)       (6,064,009)

  Stock compensation expense                           35,744                --            35,744

  Net loss                                                 --          (721,369)         (721,369)
                                                 ------------       ------------      ------------

Balance at September 30, 2011                      19,831,800       (28,031,374)       (6,749,634)

  Net loss                                                 --          (643,819)         (643,819)
                                                 ------------      ------------      ------------

Balance at September 30, 2012                    $ 19,831,800      $(28,675,193)     $ (7,393,453)
                                                 ============      ============      ============


                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                     Year Ended                Year Ended
                                                                 September 30, 2012        September 30, 2011
                                                                 ------------------        ------------------

Cash flows from operating activities:
  Net loss                                                           $(643,819)                $(721,369)
  Adjustments to reconcile net loss to net cash:
    Gain on sale/disposal of equipment                                      --                    (3,665)
    Impairment of intangible equipment                                      --                    19,000
    Depreciation and amortization                                       41,988                    57,146
    Stock-based compensation                                                --                    35,744
    Bad debt expense                                                     2,820                        --
  Changes in operating assets and liabilities:
    Accounts receivable                                                 22,715                   (19,912)
    Inventory                                                            1,142                    15,000
    Prepaid expenses and other assets                                     (216)                   13,521
    Accounts payable                                                   (19,920)                   72,229
    Accrued expenses                                                   549,780                   532,144
                                                                     ---------                 ---------
          Net cash used in operating activities                        (45,510)                     (162)
                                                                     ---------                 ---------
Cash flows from investing activities:
  Proceeds from sale of assets                                              --                     3,000
                                                                     ---------                 ---------
          Net cash provided by investing activities                         --                     3,000
                                                                     ---------                 ---------
Cash flows from financing activities:
  Proceeds from related party notes                                     45,000                     3,000
  Payments on capital lease obligations                                     --                    (3,527)
                                                                     ---------                 ---------
          Net cash provided by (used in) financing activities           45,000                      (527)
                                                                     ---------                 ---------

Net increase (decrease) in cash and cash equivalents                      (510)                    2,311

Cash and cash equivalents at beginning of year                           4,356                     2,045
                                                                     ---------                 ---------

Cash and cash equivalents at end of year                             $   3,846                 $   4,356
                                                                     =========                 =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                             $   7,852                 $  19,850
                                                                     =========                 =========
  Cash paid during the year for income taxes                         $      --                 $      --
                                                                     =========                 =========


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

The Company is primarily engaged in the marketing and selling of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. In 2006, the Company acquired the patent to a slow release fertilizer. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

The Company expanded to provide next-generation and sustainable fertilizers through the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual
Property Purchase Agreement with the founder of Smart World, Ray Nielsen ("Nielsen") that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World. The formulas acquired from Nielsen were later deemed not to be proprietary and subsequently deemed to have little or no value (see Note 5). Smart World sold homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants, and also provided advanced, custom-formulated products built to suit unusual growing conditions and environments. Due to losses incurred in 2008, management terminated Smart World employees, consolidated Smart Worlds operation with those of American Soil, and continues to seek sales of certain of its products. Additionally, the Company has several debt obligations related to Smart World that are past the contractual maturity date or are due and payable due to non payment of interest. Operations of Smart World have been limited subsequent to fiscal 2008 due to insufficient working capital

GOING CONCERN AND MANAGEMENT'S PLANS
The Company has sustained significant losses and has an accumulated deficit of $28,675,193 and negative working capital of $7,445,480 as of September 30, 2012. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to raise capital of sustain profitable operations, the Company may have to curtail or discontinue operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of American Soil Technologies, Inc, and its wholly-owned subsidiary, Smart World Organics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of the intangible assets.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

ACCOUNTS AND NOTES RECEIVABLE
The Company utilizes the allowance method to provide a reserve for uncollectible accounts. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company records a reserve account for accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

INVENTORY
Inventory consists primarily of purchased polymer soil amendments. Inventory is stated at the lower of cost (on a first-in, first-out basis) or market.

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

ACCOUNTING  FOR  CONVERTIBLE  DEBT
Convertible debt is accounted for under the guidelines established by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 470 Topic 20, "Debt with Conversion and Other Options" and ASC No. 740, "Income Tax". The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

INTELLECTUAL PROPERTY
Intellectual property includes the exclusive licenses to the patented polymer application techniques and certain acquired intellectual property which are being amortized using the straight-line method over the respective estimated useful lives.

ADVERTISING
The Company expenses advertising costs as incurred. Advertising expense was $476 and $684, for year ended September 30, 2012 and 2011, respectively.

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

INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740 "Income Taxes" ("ASC 740") which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

ASC 740 also prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return. The Company utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids and other current assets, accounts receivable, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand.

As of September 30, 2012 and 2011, the Company had no material level 1,2, or 3 assets or liabilities.

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of September 30:

                                      2012           2011
                                      ----           ----
Percent of accounts receivable          --            83%
Number of customers                     --             3

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                      2012           2011
                                      ----           ----
Percent of sales                       95%            82%
Number of customers                     3              4

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

STOCK-BASED  COMPENSATION
The Company accounts for equity based compensation under the provisions of ASC No. 718, "Compensation, Stock Compensation" ("ASC 718"). ASC 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award.

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
                                                   ==========         ==========

LEGAL COSTS ASSOCIATED WITH LOSS CONTINGENCIES
The Company expenses legal costs in connection with loss contingencies as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS
The FASB issues Accounting Standards Updates ("ASUs") to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (1) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

3. INVENTORY

Inventory consists of the following at September 30:

                                       2012            2011
                                     --------        --------
Raw materials                        $     --        $     --
Finished goods                          5,144           6,286
                                     --------        --------
                                     $  5,144        $  6,286
                                     ========        ========

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30:

                                    Estimated
                                   useful life
                                   (in years)        2012              2011
                                   ----------      ---------         ---------
Machinery                             10           $ 543,793         $ 543,793
Office furnishings, fixtures
 and equipment                       3-5              25,068            25,068
                                                   ---------         ---------
                                                     568,861           568,861
Less accumulated depreciation                       (568,642)         (568,101)
                                                   ---------         ---------
                                                   $     219         $     760
                                                   =========         =========

Depreciation expense for the year ended September 30, 2012 and 2011 was $541 and $7,255, respectively.

Management assessed property and equipment for impairment due to the decreased revenue streams from operations and specifically the lack of revenues being generated. Because the net remaining property and equipment value is insignificant as of September 30, 2012 and will be fully depreciated in fiscal 2013 Management does not believe impairment is necessary as of September 30, 2012.

5. INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the components of intangible assets as of September 30:

                                             Soil Medic
                                               patent
                                               -------

Balance at September 30, 2010                 $ 162,147
  Additions                                          --
  Amortization                                  (49,891)
  Impairment                                    (19,000)
                                              ---------
Balance at September 30, 2011                 $  93,256
  Additions                                          --
  Amortization                                  (41,447)
  Impairment                                         --
                                              ---------
Balance at September 30, 2012                 $  51,809
                                              =========

Weighted average remaining life at:
September 30, 2012                                  1.2
September 30, 2011                                  2.2

As of September 30, 2011, Management evaluated the value of the remaining intangible asset. It was determined that the associated expected cash flow of future revenues required an impairment charge of $19,000. Per Management's evaluation, no impairment was necessary as of September 30, 2012 based on future expected cash flows.

Amortization expense was $41,447 and $49,891 for the years ended September 30, 2012 and 2011, respectively. Amortization expense is expected to be $41,447 and $10,362 for fiscal 2013 and 2014, respetively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consisted of the following at September 30:

                                              2012                 2011
                                           ----------           ----------
Accounts payable                           $  712,845           $  716,086
Accounts payable - related party              361,299              377,980
Accrued litigation                            603,921              603,921
                                           ----------           ----------
                                           $1,678,065           $1,697,987
                                           ==========           ==========

Accrued expenses consisted of the following at September 30:

                                              2012                 2011
                                           ----------           ----------

Interest                                   $  415,861           $  370,335
Interest to related parties                   252,086              200,892
Compensation and related                    2,040,629            1,587,569
                                           ----------           ----------
                                           $2,708,576           $2,158,796
                                           ==========           ==========

7. NOTES PAYABLE

Notes payable consists of the following at September 30:

                                                                  2012                  2011
                                                               -----------           -----------
Debenture payable to a related party. Original balance              25,000                25,000
of $25,000 bearing interest at 8% per annum with
interest payable quarterly. The principal was
convertible into common stock at a conversion price of
$0.50 per share prior to maturity. The principal was due
February 1, 2008.

Debenture payable to a related party bearing interest at            25,000                25,000
8% per annum with interest payable quarterly. The
principal was convertible into common stock at a
conversion price of $0.50 per share prior to maturity.
The principal was due February 1, 2008.

Note payable to a related  party,  original  balance of             88,000                88,000
$85,000 bearing interest at prime rate payable monthly.
Note is unsecured and was due August 31, 2011.

Note payable to Diana Visco  bearing  interest at                  834,842               789,842
prime rate with interest payable monthly. The note is
unsecured and is due in May 2013.

Debenture payable to a related party. Original balance             177,024               177,024
of $250,000 bearing interest at a rate of 10% per annum.
Monthly principal and interest payments of $3,000 are
due through 2014. The note is in default for
non-payment. Principal was convertible into common stock
at a conversion price of $3.00 per share prior to
initial maturity in 2002. The note is unsecured.

Dbenture payable to Ray Nielsen bearing interest at a            1,500,000             1,500,000
rate of 8% per annum with interest payable quarterly.
The principal balance was convertible at the proceeding
day's rate for one share of common stock prior to
maturity. The note is secured by the intellectual
property acquired from the note holder. The principal
was due on January 19, 2008.

Debenture payable to an unrelated party bearing interest            30,000                30,000
at a rate of 8% per annum with interest payable
quarterly. The principal balance was convertible into
common stock at a rate of $0.25 per share prior to
maturity. The note is unsecured. The principal was due
on October 1, 2008.

Debenture payable to an unrelated party bearing interest            30,000                30,000
at a rate of 8% per annum with interest payable
quarterly. The principal was convertible into common
stock at a rate of $0.10 per share prior to maturity.
The note is unsecured and was due on October 1, 2008.

Debenture payable to an unrelated party bearing interest            30,000                30,000
at a rate of 8% per annum with interest payable
quarterly. The principal was convertible into common
stock at a rate of $0.10 per share prior to maturity.
Note is unsecured and was due October 1, 2008.

Notes  payable to  various  individuals  with  interest            254,585               254,585
rates  ranging from 6% to 20%. The notes are  currently
in default.

Debenture to an unrelated party bearing interest at a               75,000                75,000
rate of 10% per annum with interest payable quarterly.
The principal was convertible into common stock at a
conversion price of $0.19 per share prior to maturity.
Note is unsecured and was due on July 18, 2009.
                                                               -----------           -----------
                                                                 3,069,451             3,024,451
Less: debt discounts                                                    --                    --
                                                               -----------           -----------
                                                                 3,069,451             3,024,451

   Current portion                                              (3,069,451)           (3,024,451)
                                                               -----------           -----------
   Long-term portion                                           $        --           $        --
                                                               ===========           ===========

The prime rate as of September 30, 2012 and 2011 was 3.25%, respectively.

All notes are currently in default and are no longer convertible.

8. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended September 30:

                                                    2012                 2011
                                                  --------             --------
Federal                                           $     --             $     --
State                                                 (800)                (800)
                                                  --------             --------
Provision for income taxes                        $   (800)            $   (800)
                                                  ========             ========

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

                                                    2012                 2011
                                                  --------             --------
Statutory rate                                       (34%)                (34%)
Increase (decrease) in taxes resulting from
the following:
  State income taxes, net of federal benefit           5%                   5%
  Change in valuation allowance                       29%                  29%
                                                   ------               ------
                                                       --%                  --%
                                                   ======               ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30:

                                                      2012              2011
                                                    --------          --------
Deferred tax assets (liabilities):
Current:
  Reserves and accruals                           $ 1,320,647       $ 1,104,915
Non-current:
  Intangible assets                                   597,000           597,000
  Net operating losses                              5,779,734         7,326,145
  Other                                                60,031            62,547
  Valuation allowance                              (7,757,412)       (9,090,607)
                                                  -----------       -----------
                                                  $        --       $        --
                                                  ===========       ===========

At September 30, 2012 and 2011, the valuation allowance was increased (decreased) by a total of $(1,333,195) and $168,431 respectively. At September 30, 2012, the Company had federal net operating loss carryforwards of approximately $22,049,098 that expire from 2012 through 2031 and state net operating carryforwards of $2,861,945 expiring from 2012 through 2016. These net operating losses may be suspended or limited due to changes in State and Federal legislation, as well as a possible change in ownership as defined under Section 382 of the IRC. In addition certain of these NOL's are not valid until the 2008-2011 tax returns are filed as noted below.

The Company has not filed its United States Federal and State tax returns for the years ended September 30, 2011, 2010, 2009, and 2008. Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2008 through 2011 are still subject to tax examination by the United States Internal Revenue Service, when filed; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2008 through 2011 and currently does not have any ongoing tax examinations.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
During the year ended September 30, 2011, the Company moved its headquarters and now shares office space with an entity owned by a related party, The Benz Group. The Company does not pay rent to the related party as the resources and space occupied the Company is minimal and the fair value of the rent is immaterial to the financial statements taken as a whole.

LITIGATION
On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The Company was unable to make the agreed upon payment and on July 8, 2010, Stockhausen entered a judgment for the above stated amount against the Company. The Company has accrued $603,921 related to the litigation as of September 30, 2012 and 2011, which is included in accounts payable in the accompanying balance sheets.

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

11. PREFERRED STOCK

The Company has 10,000,000 shares of preferred stock authorized of which 2,763,699 shares of $0.50 stated value Series A convertible preferred stock ("Series A Preferred") are issued and outstanding as of September 30, 2012 and 2011. The Series A Preferred have the following characteristics:

DIVIDENDS
Each holder is entitled to receive preferential quarterly dividends equal to the prime interest rate as quoted in the Wall Street Journal when and if declared by the Board of Directors, out of any assets that are legally available. If the Board of Directors declares that such dividends may only be payable in shares of common stock for any quarter, holders of Series A preferred stock have the option of accepting the dividend paid in shares of common stock of the Company, or letting the dividend accrue for a cash payment. No dividends have been declared, accrued or paid during the years ended September 30, 2012 and 2011.

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

12. COMMON STOCK

STOCK  OPTIONS
In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized for grant. The purchase price of the common stock subject to each Incentive Stock Option was not to be less than the fair market value or in the case of a grant of an incentive stock option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option was granted. The 2002 Plan terminates in November 2012. The options are fully-vested when granted and are exercisable for a period of ten years from the date of grant and are subject to cancellation upon termination of employment. The Company has granted options to purchase 1,010,000 shares and 300,000 shares with exercise prices of $0.50 and $0.25, respectively. The market price at the date of grant was $0.12. At September 30, 2012 and 2011, 450,000 stock options were available for grant.

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

The following table summarizes stock option activity under the above stock option plans:

                                                                                 Remaining
                                          Number of     Weighted-Average      Contractual Term
                                           Shares       Exercise Price           (in years)
                                           ------       --------------           ----------
Outstanding at September 30, 2010         1,976,000          $0.20                   2.0
  Granted                                        --
  Exercised                                      --
  Cancelled                                      --
                                        -----------
Outstanding at September 30, 2011         1,976,000          $0.20                   1.0
  Granted                                        --
  Exercised                                      --
  Cancelled                               1,526,000          $0.11                   0.0
                                        -----------
Outstanding at September 30, 2012           450,000          $0.50                   0.1
                                        ===========

The fair value of stock options awarded were estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price was based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. There were no options issued during the years ended September 30, 2012 and 2011 that required valuation.

                                       Outstanding                                      Exercisable
                    ----------------------------------------------     -------------------------------------------
                                   Weighted      Weighted Average                   Weighted     Weighted Average
                                    Average          Remaining                       Average         Remaining
                    Number of       Exercise      Contractual Life     Number of     Exercise     Contractual Life
Exercise Prices       shares         Price           (in years)          shares       Price          (in years)
---------------       ------         -----           ----------          ------       -----          ----------
    $0.50             450,000        $0.50               0.1             450,000      $0.50             1.1

At September 30, 2012, all stock options are vested, and there is no remaining unrecognized compensation expense. The intrinsic value of options is zero as all options had an exercise price above the closing price of the stock at September 30, 2012.

Stock based compensation expense was $0 and $35,744 for the years ended September 30, 2012 and 2011, respectively, which is included in general and administrative expenses in the accompanying statements of operations.

13. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2012, Ms. Visco loaned the Company an additional $45,000. The Company entered into a new note for $834,842 with Ms. Visco which superseded all previous notes. The principal is due on May 1, 2013. Interest is payable monthly based on the current Prime Rate of 3.25%.

See Note 14 for additional loan subsequent to September 30, 2012.

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controlled was $26,563 and $25,670 for the year ended September 30, 2012 and 2011, respectively.

14. SUBSEQUENT EVENTS

Subsequent to year end, Ms. Visco loaned the Company an additional $38,000. The previous note was amended to increase the principal due to $872,842. The terms of the note remained the same while extending the due date to October 2013. The note is in default for non-payment of interest.