Form 10-Q
period 2012-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2013-02-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2012

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

Large accelerated filer [ ]                        Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 14, 2013, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets -December 31, 2012
          and September 30, 2012                                              3

         Consolidated Statements of Operations -
          For the three months ended December  31, 2012 and 2011              4

         Consolidated Statements of Cash Flows -
          For the three months ended December 31, 2012 and 2011               5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk           13

Item 4.  Controls and Procedures                                              14

Item 4T.  Controls and Procedures                                             14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 1A. Risk Factors                                                         15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Mine Safety Disclosures                                              16

Item 5.  Other Information                                                    16

Item 6.  Exhibits                                                             16

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                December 31,       September 30,
                                                                                   2012                2012
                                                                               ------------        ------------
Assets:

Current assets
  Cash and cash equivalents                                                    $      4,546        $      3,846
  Accounts receivable, net of allowance of $35,088 at
   December 31, 2012 and September 30, 2012, respectively                             1,533                 387
  Inventories                                                                         5,141               5,144
  Prepaid expenses and other current assets                                             676               1,235
                                                                               ------------        ------------
      Total current assets                                                           11,896              10,612
Property and equipment, net                                                             183                 219
Intangible assets                                                                    41,447              51,808
                                                                               ------------        ------------

      Total assets                                                             $     53,526        $     62,639
                                                                               ============        ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                             $  1,507,527        $  1,678,065
  Accrued liabilities                                                             2,846,622           2,708,576
  Notes payable                                                                   1,919,585           1,919,585
  Notes payable to related parties                                                1,187,866           1,149,866
                                                                               ------------        ------------
      Total liabilities                                                           7,461,600           7,456,092
                                                                               ------------        ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at December 31, 2012 and
   September 30, 2012, respectively                                               1,381,849           1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at December 31, 2012 and
   September 30, 2012, respectively                                                  68,091              68,091
  Additional paid-in capital                                                     19,831,800          19,831,800
  Accumulated deficit                                                           (28,689,814)        (28,675,193)
                                                                               ------------        ------------
      Total stockholders' deficit                                                (7,408,074)         (7,393,453)
                                                                               ------------        ------------
      Total liabilities and stockholders' deficit                              $     53,526        $     62,639
                                                                               ============        ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months           Three Months
                                                           Ended                  Ended
                                                        December 31,           December 31,
                                                           2012                   2011
                                                       ------------           ------------
Revenue                                                $     10,895           $      9,154
Cost of goods sold (excluding amortization of
 intangible assets)                                           2,010                  2,170
                                                       ------------           ------------
      Gross profit                                            8,885                  6,984
                                                       ------------           ------------
Operating expenses:
  General and administrative                                128,793                144,285
  Sales and marketing                                            75                    207
  Amortization of intangible assets                          10,362                 10,362
                                                       ------------           ------------
      Total operating expenses                              139,230                154,854
                                                       ------------           ------------

Loss from operations                                       (130,345)              (147,870)

Other (income) expense
  Interest expense                                           26,336                 26,259
  Gain on Extinguishment of Debt                           (142,060)                    --
                                                       ------------           ------------
Loss before income taxes                                    (14,621)              (174,129)

Provision for income taxes                                       --                     --
                                                       ------------           ------------

Net loss                                               $    (14,621)          $   (174,129)
                                                       ============           ============

Net loss per share basic and diluted                   $      (0.00)          $      (0.00)
                                                       ============           ============
Weighted average common shares outstanding
 used in per share calculations                          68,090,590             68,090,590
                                                       ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months         Three Months
                                                                                Ended                Ended
                                                                             December 31,         December 31,
                                                                                2012                 2011
                                                                             ----------           ----------
Cash flows from operating activities:
  Net loss                                                                   $  (14,621)          $ (174,129)
  Adjustments to reconcile net loss to net cash
    Depreciation and amortization                                                10,398               10,498
    Gain on extinguishment of debt                                             (142,060)                  --
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (1,146)              19,245
    Inventory                                                                         3                    3
    Prepaid expenses and other assets                                               559                  344
    Accounts payable                                                            (28,479)              (2,382)
    Accrued expenses                                                            138,046              137,397
                                                                             ----------           ----------
          Net cash used in operating activities                                 (37,300)              (9,024)
                                                                             ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                                              38,000               10,000
  Payments on capital lease obligations                                              --                   --
                                                                             ----------           ----------
          Net cash provided by financing activities                              38,000               10,000
                                                                             ----------           ----------

Net increase in cash and cash equivalents                                           700                  976

Cash and cash equivalents at beginning of period                                  3,846                4,356
                                                                             ----------           ----------

Cash and cash equivalents at end of period                                   $    4,546           $    5,332
                                                                             ==========           ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                   $    1,555           $    2,127
                                                                             ==========           ==========
  Cash paid during the period for income taxes                               $       --           $       --
                                                                             ==========           ==========
Supplemental disclosure of non-cash investing and financing activities:
  Conversion of debt and accrued interest into common stock                  $       --           $       --
                                                                             ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2012
                                   (UNAUDITED)


1. BUSINESS

The Company is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. In 2006, the Company aquired Smart World Organics ("Smart World") and a patent to a slow release fertilizer. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,689,814 and negative working capital of $7,449,704 as of December 31, 2012. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in the Company's Form 10-K have been omitted. The results of operations for the three month periods ended December 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the valuation of inventories and carrying value of the intangible assets.


CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

                                                          2012             2011
                                                          ----             ----

Percent of accounts                                        99%             100%
Number of customers                                         1                1

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended December 31:

                                                          2012             2011
                                                          ----             ----

Percent of sales                                           91%             100%
Number of customers                                         1                1

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three months ended December 31:

                                                    2012                 2011
                                                 ----------           ----------

Series A convertible preferred stock              2,763,699            2,763,699
Convertible debt                                         --                   --
                                                 ----------           ----------
                                                  2,763,699            2,763,699
                                                 ==========           ==========

In addition, the company excluded zero and 1,976,000 options from the computation as of December 31, 2012 and 2011, respectively, as the option exercise prices were in excess of the average market price of the Company's common stock during the respective periods.

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issues Accounting Standards Updates ("ASUs") to amend the authoritative literature in Accounting Standards Codification ("ASC"). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

4. INVENTORIES

Inventories consist of the following at:

                                              December 31,         September 30,
                                                 2012                  2012
                                              ----------            ----------

Raw materials                                 $        0            $        0
Finished goods                                     5,141                 5,144
                                              ----------            ----------
                                              $    5,141            $    5,144
                                              ==========            ==========

5. DEBT MITIGATION PROGRAM

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, during the three months ended December 31, 2012, we have eliminated $142,060 in creditor liabilities which were all previously included in accounts payable in the accompanying balance sheet.

The Company will continue to conduct this analysis going forward and eliminate obligations when such obligations are no longer enforceable based on applicable law.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                              December 31,         September 30,
                                                 2012                  2012
                                              ----------            ----------

Interest                                      $  427,304            $  415,861
Interest to related parties                      265,424               252,086
Compensation and related                       2,153,894             2,040,629
                                              ----------            ----------
                                              $2,846,622            $2,708,576
                                              ==========            ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2012, the Company's secretary, Ms. Visco loaned the Company an additional $38,000 for working capital. The previous note for $834,842 was amended to increase the principal due to $872,842. The principal is due in October 2013 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest.

8. COMMON STOCK

STOCK OPTIONS
As of December 31, 2012, all options expired in September and November 2012. There were no issuances of common stock, options or warrants due periods presented in fiscal 2012.

9. LITIGATION

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

10. SUBSEQUENT EVENTS

On January 16, 2013, Ms. Visco loaned the Company an additional $6,000. The terms of the loan are similar to those outlined in Note 7.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                             Three Months          Three Months
                                                Ended                 Ended
                                             December 31,          December 31,
                                                2012                  2011
                                            ------------          ------------
                                             (Unaudited)           (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                     $     10,895          $      9,154
Net Loss                                         (14,621)             (174,129)
Net Loss per Share                          $      (0.00)         $      (0.00)

                                             December 31,          September 30,
                                                2012                  2011
                                            ------------          ------------
                                             (Unaudited)
BALANCE SHEET DATA:
Current Assets                              $     11,896          $     10,612
Total Property & Equipment, Net                      183                   219
Intellectual Property, Net                        41,447                51,808
Net Deferred Tax Asset                                --
Total Assets                                      53,526                62,639
Total Current Liabilities                      7,461,600             7,456,092
Accumulated Deficit                         $(28,689,814)         $(28,675,193)

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

REVENUES

Revenues for the three months ended December 31, 2012 were $10,895 compared to $9,154 for the three months ended December 31, 2011, an increase of 19%. This increase in revenue is a direct result of an increase in sales of one of our proprietary products.

COST OF SALES

Cost of goods sold decreased to $2,010 for the three months ended December 31, 2012 from $2,170, for the three months ended December 31, 2011. The decrease in the cost of sales is the result of a decrease in storage costs during this period. Our gross margins were 81.5% and 76.3% for the three months ended December 31, 2012 and 2011, respectively. The increase in our gross margins was due to an increase in the proportion of revenues from royalties as opposed to sales of product in the current period. Revenues associated with royalties have relatively minor costs when compared to the costs of product sales.

OPERATING EXPENSES

Operating expenses decreased 10% to $139,230 from $154,854 for the three month period ended December 31, 2012 and 2011, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $128,793 for the three months ended December 31, 2012 from $144,285 for the three months ended December 31, 2011 due to the continued reduction in rent and certain administrative costs.

NET LOSS

We experienced a net loss from operations of $14,621 for the three months ended December 31, 2012 as compared to a net loss of $174,129 for the three months ended December 31, 2011. The decrease in net loss was primarily a result of the gain realized in the amount of $142,060 by the extinguishment of debt. As part of our debt mitigation program, we reviewed our long outstanding liabilities for among other things, the expiration of the statute of limitations for creditors to make claims on amounts owed. The analysis was based on applicable law in the states where the liability originated. The Company will continue to analyze past due liabilities in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4,546 and $5,332 at December 31, 2012 and December 31, 2011, respectively. Net cash used in operating activities was $37,300 for the period ended December 31, 2012 compared to $9,024 during the period ended December 31, 2011. Net cash provided by financing activities was $38,000, for the period ended December 31, 2012 compared to $10,000 for the comparable period ended December 31, 2011. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At December 31, 2012, the outstanding balance of notes payable was $3,107,451. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,585 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $872,842 bearing interest at prime; (d) various loans from related parties totaling $315,024 bearing interest from prime to 12%.

Interest expense for the three months ended December 31, 2012 and 2011 was $26,336 and $26,269, respectively.

We have a working capital deficit $7,449,704 as of December 31, 2012 compared to working capital deficit of $7,445,480 as of September 30, 2012. Our increase in current liabilities is directly related to an increase in our notes payable, and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,689,814 and a working capital deficit of approximately $7,449,704 as of December 31, 2012. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern in our most recent 10-K for the year ended September 30, 2012.

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

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*     Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* To be filed by amendment

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: February 14, 2013                AMERICAN SOIL TECHNOLOGIES, INC.


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