Form 10-Q
period 2013-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2013-05-15
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2013

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

As of May 13, 2013, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets - March  31, 2013
         and September 30, 2012                                               3

         Consolidated Statements of Operations -
         For the three and six months ended March 31, 2013 and 2012           4

         Consolidated Statements of Cash Flows -
         For the six months ended March 31, 2013 and 2012                     5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14

Item 4T.  Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 1A. Risk Factors                                                        15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Mine Safety Disclosures                                             16

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           March 31, 2013       September 30, 2012
                                                                           --------------       ------------------
Assets:

Current assets
  Cash and cash equivalents                                                 $      1,273           $      3,846
  Accounts receivable, net of allowance of $38,088 at
   March 31, 2013 and September 30, 2012, respectively                             6,357                    387
  Inventories                                                                      5,141                  5,144
  Prepaid expenses and other current assets                                          676                  1,235
                                                                            ------------           ------------
      Total current assets                                                        13,447                 10,612

Property and equipment, net                                                          147                    219
Intangible assets                                                                 31,085                 51,808
                                                                            ------------           ------------

Total assets                                                                $     44,679           $     62,639
                                                                            ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                          $  1,497,642           $  1,678,065
  Accrued liabilities                                                          2,984,188              2,708,576
  Notes payable                                                                1,919,585              1,919,585
  Notes payable to related parties                                             1,198,866              1,149,866
                                                                            ------------           ------------
      Total liabilities                                                        7,600,281              7,456,092
                                                                            ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at March 31, 2013
   and September 30, 2012, respectively                                        1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at March 31, 2013 and
   September 30, 2012, respectively                                               68,091                 68,091
  Additional paid-in capital                                                  19,831,800             19,831,800
  Accumulated deficit                                                        (28,837,342)           (28,675,193)
                                                                            ------------           ------------
      Total stockholders' deficit                                             (7,555,602)            (7,393,453)
                                                                            ------------           ------------

Total liabilities and stockholders' deficit                                 $     44,679           $     62,639
                                                                            ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months       Three Months        Six Months         Six Months
                                               Ended              Ended              Ended              Ended
                                           March 31, 2013     March 31, 2012     March 31, 2013     March 31, 2012
                                           --------------     --------------     --------------     --------------
Revenue                                     $     11,353       $     31,949       $     22,249       $     41,103
Cost of goods sold (excluding
 amortization of intangible assets)                1,010             10,779              3,021             13,041
                                            ------------       ------------       ------------       ------------
      Gross profit                                10,343             21,170             19,228             28,062
                                            ------------       ------------       ------------       ------------
Operating expenses:
  General and administrative                     121,688            128,689            250,481            272,969
  Sales and marketing                                 75                 25                150                232
  Amortization of intangible assets               10,362             10,362             20,723             20,723
                                            ------------       ------------       ------------       ------------
      Total operating expenses                   132,125            139,076            271,354            293,924
                                            ------------       ------------       ------------       ------------

Loss from operations                            (121,782)          (117,906)          (252,126)          (265,862)

Other (income) expense
  Interest expense                                25,747             25,531             52,083             51,796
  Gain on extinguishment of liabilities               --                 --           (142,060)                --
                                            ------------       ------------       ------------       ------------
Loss before income taxes                        (147,529)          (143,437)          (162,149)          (317,658)

Provision for income taxes                            --                 --                 --                 --
                                            ------------       ------------       ------------       ------------

Net loss                                    $   (147,529)      $   (143,437)      $   (162,149)      $   (317,658)
                                            ============       ============       ============       ============

Net loss per share basic and diluted        $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                            ============       ============       ============       ============
Weighted average common shares
 outstanding used in per share
 calculations                                 68,090,590         68,090,590         68,090,590         68,090,590
                                            ============       ============       ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended       Six Months Ended
                                                                   March 31, 2013         March 31, 2012
                                                                     ----------             ----------
Cash flows from operating activities:
  Net loss                                                           $ (162,149)            $ (317,658)
  Adjustments to reconcile net loss to net cash
    Gain on extinguishment of liabilities                              (142,060)                    --
    Depreciation and amortization                                        20,795                 20,994
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (5,970)                 2,081
    Inventory                                                                 3                      3
    Prepaid expenses and other assets                                       559                    344
    Accounts payable                                                    (38,363)                 1,817
    Accrued expenses                                                    275,612                274,515
                                                                     ----------             ----------
          Net cash used in operating activities                         (51,573)               (17,904)
                                                                     ----------             ----------
Cash flows from financing activities:
  Proceeds from related party notes                                      49,000                 17,000
                                                                     ----------             ----------
          Net cash provided by financing activities                      49,000                 17,000
                                                                     ----------             ----------

Net decrease in cash and cash equivalents                                (2,573)                  (904)

Cash and cash equivalents at beginning of period                          3,846                  4,356
                                                                     ----------             ----------

Cash and cash equivalents at end of period                           $    1,273             $    3,452
                                                                     ==========             ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                           $    3,000             $    3,811
                                                                     ==========             ==========
  Cash paid during the period for income taxes                       $       --             $       --
                                                                     ==========             ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)

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

The Company has a wholly owned subsidiary, Smart World Organics, Inc. (Smart World) which has insignificant operations. The Company has several debt obligations that are past the contractual maturity date or are due and payable due to non payment of interest.

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,837,342 and negative working capital of $7,586,834 as of March 31, 2013. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and six month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 100% or more of the net accounts receivable balance consists of the following as of March 31:

                                                          2013             2012
                                                          ----             ----

Percent of accounts                                       100%              88%
Number of customers                                         1                2

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended March 31:

                                                          2013             2012
                                                          ----             ----

Percent of sales                                          100%             100%
Number of customers                                         1                2

Sales from individual customers representing 10% or more of sales consist of the following customers for the six months ended March 31:

                                                          2013             2012
                                                          ----             ----

Percent of sales                                          100%             100%
Number of customers                                         1                2

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customer or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three and six months ended March 31:

                                                       2013             2012
                                                     ---------        ---------

Series A convertible preferred stock                 2,763,699        2,763,699
                                                     ---------        ---------
                                                     2,763,699        2,763,699
                                                     =========        =========

In addition, the company excluded zero and 1,976,000 options from the computation as of March 31, 2013 and 2012, respectively, as the option exercise prices were in excess of the average market price of the Company's common stock during the respective periods.

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

4. INVENTORIES

Inventories consist of the following at:

                                         March 31, 2013       September 30, 2012
                                         --------------       ------------------

Finished goods                              $  5,141               $  5,144
                                            --------               --------
                                            $  5,141               $  5,144
                                            ========               ========

5. DEBT MITIGATION PROGRAM

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, during the six months ended March 31, 2013, we have eliminated $142,060 in creditor liabilities which were all previously included in accounts payable in the accompanying balance sheet.

The Company will continue to conduct analysis on creditor obligations to determine when and if they are no longer enforceable.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                         March 31, 2013       September 30, 2012
                                         --------------       ------------------

Interest                                   $  438,499             $  415,861
Interest to related parties                   278,530                252,086
Compensation and related                    2,267,159              2,040,629
                                           ----------             ----------
                                           $2,984,188             $2,708,576
                                           ==========             ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2013, the Company's secretary, Ms. Visco loaned the Company an additional $11,000 for working capital. The previous note for $872,842 was amended to increase the principal due to $883,842. The principal is due in February 2014 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest.

8. COMMON STOCK

STOCK OPTIONS
All stock options expired in September and November 2012. There were no issuances of common stock, options or warrants during the period presented in fiscal 2012.

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

9. SUBSEQUENT EVENTS

On May 8, 2013, Ms. Visco loaned the Company an additional $15,000. The new note for $898,842 is due on May 1, 2014, and carries the same terms as the loan outlined in Note 7.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                       Six Months Ended       Six Months Ended
                                        March 31, 2013         March 31, 2012
                                        --------------         --------------
                                         (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                  $     22,249           $     41,103
Net Loss                                     (162,149)              (317,658)
Net Loss per Share                       $      (0.00)          $      (0.00)

                                        March 31, 2013        September 30, 2012
                                        --------------        ------------------
                                         (Unaudited)
BALANCE SHEET DATA:
Current Assets                           $     13,447           $     10,612
Total Property & Equipment, Net                   147                    219
Intellectual Property, Net                     31,085                 51,808
Total Assets                                   44,679                 62,639
Total Current Liabilities                   7,600,281              7,456,092
Accumulated Deficit                      $(28,837,342)          $(28,675,193)

SIX MONTHS ENDED MARCH  31, 2013 COMPARED TO SIX MONTHS ENDED MARCH 31, 2012

REVENUES

Revenues for the six months ended March 31, 2013 were $22,249 compared to $41,103 for the six months ended March 31, 2012, a decrease of 46%. This decrease in revenue is a direct result of the temporary loss of sales of all but one of our proprietary products. Lack of funds reduces are efforts in sales and marketing.

COST OF SALES

Cost of goods sold decreased to $3,021 for the six months ended March 31, 2013 from $13,041, for the six months ended March 31, 2012. The decrease in the cost of sales is the result of a decrease in revenue during this period. Our gross margins were 86.4% and 68.3% for the six months ended March 31, 2013 and 2012, respectively. The increase in our gross margins was due to an increase in the proportion of revenues from royalties as opposed to sales of product in the current period. Revenues associated with royalties have relatively minor costs when compared to the costs of product sales.

OPERATING EXPENSES

Operating expenses decreased 7.7% to $271,354 from $293,924 for the six month period ended March 31, 2013 and 2012, respectively.

This decrease in operating expenses was a result of decreased operations. Our general and administrative expenses decreased to $250,481 for the six months ended March 31, 2013 from $272,969 for the six months ended March 31, 2012 due to the continued reduction in rent and certain administrative costs.

NET LOSS

We experienced a net loss from operations of $162,149 for the six months ended March 31, 2013 as compared to a net loss of $317,658 for the six months ended March 31, 2012. The decrease in net loss was primarily a result of the gain realized in the amount of $142,060 for the extinguishment of liabilities. As part of our debt mitigation program, we reviewed our long outstanding liabilities for, among other things, the expiration of the Statute of Limitations for creditors to make claims on amounts owed. The analysis was based on on applicable law in the state where the liability originated. The Company will continue to analyze past due payables in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,273 and $3,846 at March 31, 2013 and September 30, 2012, respectively. Net cash used in operating activities was $51,573 for the period ended March 31, 2013 compared to $17,904 during the period ended March 31, 2012. Net cash provided by financing activities was $49,000, for the period ended March 31, 2013 compared to$17,000 for the comparable period ended March 31, 2012. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At March 31, 2013, the outstanding balance of notes payable was $3,118,451. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $419,585 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $883,842 bearing interest at prime; (d) various loans from related parties totaling $315,024 bearing interest from prime to 12%.

Interest expense for the six months ended March 31, 2013 and 2012 was $52,083 and $51,796, respectively.

We have a working capital deficit $7,586,834 as of March 31, 2013 compared to working capital deficit of $7,445,480 as of September 30, 2012. Our increase in current liabilities is directly related to an increase in our notes payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,837,342 and a working capital deficit of approximately $7,586,834 as of March 31, 2013. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

DATED: May 13, 2013                     AMERICAN SOIL TECHNOLOGIES, INC.


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