Form 10-Q
period 2013-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2013-08-12
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]                        Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 12, 2013, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets -
          June 30, 2013 and September 30, 2012                                3

         Consolidated Statements of Operations -
          For the three and nine months ended June 30, 2013 and 2012          4

         Consolidated Statements of Cash Flows -
          For the nine months ended June 30, 2013 and 2012                    5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14

Item 4T.  Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 1A. Risk Factors                                                        15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Mine Safety Disclosures                                             16

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 30, 2013        September 30, 2012
                                                                                -------------        ------------------
Assets:

Current assets
  Cash and cash equivalents                                                      $     12,043           $      3,846
  Accounts receivable, net of allowance of $35,088 at
   June 30, 2013 and September 30, 2012,                                               14,725                    387
  Inventories                                                                           4,934                  5,144
  Prepaid and other current assets                                                        676                  1,235
                                                                                 ------------           ------------
      Total current assets                                                             32,378                 10,612
Property and equipment, net                                                               111                    219
Intangible assets                                                                      20,723                 51,808
                                                                                 ------------           ------------

Total assets                                                                     $     53,212           $     62,639
                                                                                 ============           ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                               $  1,483,192           $  1,678,065
  Accrued liabilities                                                               3,121,470              2,708,576
  Notes payable                                                                     1,919,585              1,919,585
  Notes payable to related parties                                                  1,228,866              1,149,866
                                                                                 ------------           ------------
      Total liabilities                                                             7,753,113              7,456,092
                                                                                 ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at June 30, 2013 and
   September 30, 2012, respectively                                                 1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at June 30, 2013 and
   September 30, 2012, respectively                                                    68,091                 68,091
  Additional paid-in capital                                                       19,831,800             19,831,800
  Accumulated deficit                                                             (28,981,641)           (28,675,193)
                                                                                 ------------           ------------
      Total stockholders' deficit                                                  (7,699,901)            (7,393,453)
                                                                                 ------------           ------------

Total liabilities and stockholders' deficit                                      $     53,212           $     62,639
                                                                                 ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months       Three Months        Nine Months        Nine Months
                                               Ended              Ended              Ended              Ended
                                              June 30,           June 30,           June 30,           June 30,
                                                2013               2012               2013               2012
                                            ------------       ------------       ------------       ------------
Revenue                                     $     33,558       $     22,483       $     55,806       $     63,586
Cost of goods sold (excluding
 amortization of intangible assets)               19,065              9,958             22,086             23,000
                                            ------------       ------------       ------------       ------------
      Gross profit                                14,493             12,525             33,720             40,586
                                            ------------       ------------       ------------       ------------
Operating expenses:
  General and administrative                     122,226            133,988            372,701            406,963
  Sales and marketing                                 75                 --                224                231
  Amortization of intangible assets               10,362             10,362             31,085             31,085
                                            ------------       ------------       ------------       ------------
      Total operating expenses                   132,663            144,350            404,010            438,279
                                            ------------       ------------       ------------       ------------

Loss from operations                            (118,170)          (131,825)          (370,290)          (397,693)

Other (income) expense:
  Interest expense                                26,135             26,333             78,218             78,124
  Gain on extinguishment of debt                      --                 --           (142,060)                --
                                            ------------       ------------       ------------       ------------
Loss before income taxes                        (144,305)          (158,158)          (306,448)          (475,817)
Provision for income taxes                            --                 --                 --                 --
                                            ------------       ------------       ------------       ------------

Net loss                                    $   (144,305)      $   (158,158)      $   (306,448)      $   (475,817)
                                            ============       ============       ============       ============

Net loss per share basic and diluted        $      (0.00)      $      (0.00)      $      (0.00)      $      (0.01)
                                            ============       ============       ============       ============
Weighted average common shares outstanding
 used in per share calculations               68,090,590         68,090,590         68,090,590         68,090,590
                                            ============       ============       ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months          Nine Months
                                                                     Ended                Ended
                                                                    June 30,             June 30,
                                                                      2013                 2012
                                                                   ----------           ----------
Cash flows from operating activities:
  Net loss                                                         $ (306,448)          $ (475,817)
  Adjustments to reconcile net loss to net cash
    Gain on extinguishment of liabilities                            (142,060)                  --
    Depreciation and amortization                                      31,193               31,492
  Changes in operating assets and liabilities:
    Accounts receivable                                               (14,338)              18,917
    Inventory                                                             210                  361
    Prepaid expenses and other assets                                     559                  344
    Accounts payable                                                  (52,813)             (15,226)
    Accrued expenses                                                  412,894              412,042
                                                                   ----------           ----------
          Net cash used in operating activities                       (70,803)             (27,887)
                                                                   ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                                    79,000               45,000
                                                                   ----------           ----------
          Net cash provided by financing activities                    79,000               45,000
                                                                   ----------           ----------

Net increase in cash and cash equivalents                               8,197               17,113
Cash and cash equivalents at beginning of period                        3,846                4,356
                                                                   ----------           ----------

Cash and cash equivalents at end of period                         $   12,043           $   21,469
                                                                   ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (UNAUDITED)

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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,981,641 and negative working capital of $7,720,735 as of June 30, 2013. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and nine month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 100% or more of the net accounts receivable balance consists of the following as of June 30:

                                                          2013             2012
                                                          ----             ----

Percent of accounts receivable                            100%              59%
Number of customers                                         2                2


Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended June 30:

                                                          2013             2012
                                                          ----             ----

Percent of sales                                           98%              90%
Number of customers                                         3                2

Sales from individual customers representing 10% or more of sales consist of the following customers for the nine months ended June 30:

                                                          2013             2012
                                                          ----             ----

Percent of sales                                           97%             100%
Number of customers                                         3                2

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
                                              =========          =========

In addition, the company excluded zero and 1,976,000 options from the computation as of June 30, 2013 and 2012, respectively, as the option exercise prices were in excess of the average market price of the Company's common stock during the respective periods.

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

4. INVENTORIES

Inventories consist of the following at:

                                       June 30, 2013         September 30, 2012
                                       -------------         ------------------

Finished goods                           $  4,934                 $  5,144
                                         --------                 --------
                                         $  4,934                 $  5,144
                                         ========                 ========

5. DEBT MITIGATION PROGRAM

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, during the nine months ended June 30, 2013, we have eliminated $142,060 in creditor liabilities which were all previously included in accounts payable in the accompanying balance sheet.

The Company will continue to conduct analysis on creditor obligations to determine when and if they are no longer enforceable.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                       June 30, 2013         September 30, 2012
                                       -------------         ------------------

Interest                                $  449,122               $  415,861
Interest to related parties                291,924                  252,086
Compensation and related                 2,380,424                2,040,629
                                        ----------               ----------
                                        $3,121,470               $2,708,576
                                        ==========               ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2013, the Company's secretary, Ms. Visco loaned the Company an additional $30,000 for working capital. The previous note for $883,842 was amended to increase the principal due to $913,842. The principal is due in May 2014 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                            Nine Months            Nine Months
                                               Ended                  Ended
                                              June 30,               June 30,
                                                2013                   2012
                                            ------------           ------------
                                             (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                     $     55,806           $     63,586
Net Loss                                        (306,448)              (475,817)
Net Loss per Share                          $      (0.00)          $      (0.01)

                                              June 30,             September 30,
                                                2013                   2012
                                            ------------           ------------
                                             (Unaudited)
BALANCE SHEET DATA:
Current Assets                              $     32,378           $     10,612
Total Property & Equipment, Net                      111                    219
Intellectual Property, Net                        20,723                 51,808
Total Assets                                      53,212                 62,639
Total Current Liabilities                      7,753,113              7,456,092
Accumulated Deficit                         $(28,981,641)          $(28,675,193)

NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO NINE MONTHS ENDED JUNE 30, 2012

REVENUES

Revenues for the nine months ended June 30, 2013 were $55,806 compared to $63,586 for the nine months ended June 30, 2012, a decrease of 12%. This decrease in revenue is a direct result of the temporary loss of sales of all but one of our proprietary products. Lack of funds reduces are efforts in sales and marketing.

COST OF SALES

Cost of goods sold decreased to $22,086 for the nine months ended June 30, 2013 from $23,000, for the nine months ended June 30, 2012. The decrease in the cost of sales is the result of a decrease in revenue during this period. Our gross margins were 60% and 64% for the nine months ended June 30, 2013 and 2012, respectively. The decrease in our gross margins was due to a decrease in the proportion of revenues from royalties as opposed to sales of product in the current period. Revenues associated with royalties have relatively minor costs when compared to the costs of product sales.

OPERATING EXPENSES

Operating expenses decreased 8% to $404,010 from $438,279 for the nine month period ended June 30, 2013 and 2012, respectively.

This decrease in operating expenses was a result of decreased operations. Our general and administrative expenses decreased to $372,701 for the nine months ended June 30, 2013 from $406,963 for the nine months ended June 30, 2012 due to the continued reduction in rent and certain administrative costs.

NET LOSS

We experienced a net loss from operations of $306,448 for the nine months ended June 30, 2013 as compared to a net loss of $475,817 for the nine months ended June 30, 2012. The decrease in net loss was primarily a result of the gain realized in the amount of $142,060 for the extinguishment of liabilities. As part of our debt mitigation program, we reviewed our long outstanding liabilities for, among other things, the expiration of the Statute of Limitations for creditors to make claims on amounts owed. The analysis was based on applicable law in the state where the liability originated. The Company will continue to analyze past due payables in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $12,043 at June 30, 2013. Net cash used in operating activities was $70,803 for the period ended June 30, 2013 compared to $27,887 during the period ended June 30, 2012. Net cash provided by financing activities was $79,000, for the period ended June 30, 2013 compared to $45,000 for the comparable period ended June 30, 2012. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At June 30, 2013, the outstanding balance of all notes payable was $3,148,451. The notes payable include: a) debenture of $1,500,000, 8% per annum (b) various debentures totaling $419,585 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $913,842 bearing interest at prime; (d) various loans from related parties totaling $315,024 bearing interest from prime to 12%.

Interest expense for the nine months ended June 30, 2013 and 2012 was $78,218 and $78,124, respectively.

We have a working capital deficit $7,720,735 as of June 30, 2013 compared to working capital deficit of $7,287,975 as of September 30, 2012. Our increase in current liabilities is directly related to an increase in our notes payable and accrued liabilities.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,981,641 and a working capital deficit of approximately $7,720,735 as of June 30, 2013. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

DATED: August 12, 2013                  AMERICAN SOIL TECHNOLOGIES, INC.


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