Form 10-K
period 2013-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2014-01-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2013
                                       or

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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of January 6, 2014, the number of shares of common stock outstanding was 68,090,590.

As of January 6, 2014, the aggregate market value of our common stock held by non-affiliates was approximately $499,089 (based upon 24,951,469 shares at $0.02 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583); Form 8-K disclosing a change in Registered Certifying Accounts, filed on May 15, 2007; Form 10K for the fiscal year ended September 30, 2010 filed on January 13, 2011; Form 10Q for the quarterly period ended December 31, 2010 filed on February 22, 2011; Form 10Q for the quarterly period ended March 30, 2011 filed on May 16, 2011; Form 10Q for the quarterly period ended June 30, 2011 filed on August 15, 2011 and as amended and filed on August 28, 2011; Form 10K for the fiscal year ended September 30, 2011 filed on December 29, 2011; Form 10Q for the quarterly period ended December 31, 2011 filed on February 8, 2012; Form 10Q for the quarterly period ended March 30, 2012 filed on May 7, 2012; Form 10Q for the quarterly period ended June 30, 2012 filed on August 8, 2012; Form 10K for the fiscal year ended September 30, 2012 filed on January 7, 2013; Form 10Q for the quarterly period ended December 31, 2012 filed on February 14, 2013 and as amended and filed on February 15, 2013; Form 10Q for the quarterly period ended March 31, 2013 filed on May 15, 2013; Form 10Q for the quarterly period ended June 30, 2013 filed on August 12, 2013.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1    DESCRIPTION OF BUSINESS..........................................   3

ITEM 2    DESCRIPTION OF PROPERTY..........................................   5

ITEM 3    LEGAL PROCEEDINGS................................................   5

ITEM 4    MINE SAFETY DISCLOSURES..........................................   6

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   6

ITEM 6    SELECTED FINANCIAL DATA..........................................   7

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................   8

ITEM 8    FINANCIAL STATEMENTS.............................................  12

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.........................................  12

ITEM 9A   CONTROLS AND PROCEDURES..........................................  12

ITEM 9B   OTHER INFORMATION................................................  12

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................  13

ITEM 11   EXECUTIVE COMPENSATION...........................................  14

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..................................  19

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  19

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................  20

ITEM 15   EXHIBITS ........................................................  20

SIGNATURES.................................................................  22

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

We manufacture on an outsourced basis three primary products: Agriblend(R), a patented soil amendment developed for agriculture; and Soil Medic a patented slow release liquid fertilizer; developed for homes, parks, golf courses and other turf related applications.

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

The slow release fertilizer Soil Medic does not seem to have competition at this time however, the patent which relates to the technology is expiring in fiscal 2014.

There is some competition for the organic products that we distribute that stem from Smart World.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen; BASF; Ciba Specialties; and Floerger. All other components of our products are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona and Canoga Park, California. Nutrimoist(R) is blended by us through contract blenders and is a combination of different formulations, which include our polymer products. Two licensees under our patent manufacture our liquid slow release fertilizer. Custom blending of Soil Medic, as needed, is performed by us through independent blenders. Our organic products were manufactured at our former Smart World plant in Hudson, Florida. These organic products are no longer produced. The Agro Tower is manufactured for us by Make-It Manufacturing in Paso Robles, California.

DEPENDENCE ON MAJOR CUSTOMERS

We are now dependent on two customers for a substantial portion of our sales of any product.

INTELLECTUAL PROPERTY

We have six patents on the M-216 Polymer Injector machine designed to install our Nutrimoist(R) product into mature turf.

On March 21, 2006, we acquired the U.S. patent on a slow release liquid fertilizer through our acquisition of Advanced Fertilizer Technologies, Inc. The Patent will expire in fiscal 2014

We have exclusive worldwide manufacturing/marketing rights to patented super absorbent cross-linked polymer application technology. The underlying patents include United States Patent number 5,649,495 and 5,868,087, commonly known and described as "Agricultural Retention Mixture and Application Technique."

We own registered trademarks on the names, Agriblend(R), Nutrimoist(R), Hydroganic(R) and Prosper(R).

We have world-wide marketing rights to a patented product known as the Agro
Tower.

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

RESEARCH AND DEVELOPMENT COSTS

We have not spent material amounts for research and development during the years ended September 30, 2013 and September 30, 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                          High            Low
                                          ----            ---
2012
  First Quarter                           0.02           0.005
  Second Quarter                          0.01           0.005
  Third Quarter                           0.03           0.005
  Fourth Quarter                          0.02           0.005
2013
  First Quarter                           0.004          0.005
  Second Quarter                          0.015          0.003
  Third Quarter                           0.017          0.004
  Fourth Quarter                          0.08           0.003

On January 6, 2014 the closing stock price was $0.02

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of December, 2013, there were 283 shareholders holding certificated securities and approximately 545 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, our selected financial information:

                                     Fiscal Year Ended        Fiscal Year Ended
                                     September 30, 2013       September 30, 2012
                                     ------------------       ------------------
                                          (Audited)                (Audited)
STATEMENT OF OPERATIONS DATA:
Revenue                                 $     63,656             $     70,842
Loss From Operations                        (498,776)                (538,447)
(Net Loss)                                  (462,241)                (643,819)
Net Loss Per Share                      $      (0.01)            $      (0.01)

BALANCE SHEET DATA:
Current Assets                          $     10,379             $     10,612
Property and Equipment, net                       75                      219
Intangible Assets; net                        10,362                   51,808
Total Assets                                  20,816                   62,639
Total Current Liabilities                 (7,876,510)              (7,456,092)
Accumulated Deficit                      (29,137,434)             (28,675,193)
Stockholders' Deficit                   $ (7,855,694)            $ (7,445,263)

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2013 COMPARED TO SEPTEMBER 30, 2012

REVENUES

Revenues for the fiscal year-ended September 30, 2013 were $63,656 compared to $70,842 for the fiscal year ended September 30, 2012, a decrease of 10%. This decrease in revenue is directly related to our inability to properly market and sell our products caused by a lack of operating capital.

COST OF SALES

Cost of goods sold decreased to $23,574 for the fiscal year ended September 30, 2013 from $25,797 for the fiscal year ended September 30, 2012. The decrease in the cost of sales directly relates to the reduction in revenue producing activity not related to royalty revenue. Our gross margins were 63% and 64% for the years ended September 30, 2013 and September 30, 2012, respectively. The decrease in our gross margins was caused by a lower percentage of royalty revenue compared to traditional sale of goods.

OPERATING EXPENSES

General and administrative expenses decreased approximately 8% for the fiscal year ended September 30, 2013 due to a reduction in general operational expenses.

Sales and marketing expenses increased approximately 131% because of an isolated marketing and sale commission.

In fiscal 2013, the amortization expense of intangible assets remained the same at $41,447.

INTEREST EXPENSE

Interest expense decreased less than 1% for the fiscal year ended September 30, 2013 from the period ended September 30, 2012. This decrease resulted from reduced finance charges this audited period.

NET LOSS

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

For the reasons detailed above, we experienced reduced losses in the year ended September 30, 2013 compared to the year ended September 30, 2012. Given the gross margins of our turf products as well as a renewed interest in consumer organic products for the retail market, future operating results may improve.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,070 and $3,846 at September 30, 2013 and September 30, 2012, respectively. Net cash used by operations was $79,776 for the year ended September 30, 2013 as compared to $45,510 for the year ended September 30, 2012.

We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements. During the year ended September 30, 2013 the Company borrowed an additional $79,000 from this officer and shareholder which makes up the total amounts received from financing activities. The officer's previous note was amended with a new principal balance of $913,842. Subsequent to September 30, 2013, the officer loaned an additional $15,000.

As of September 30, 2013 we had a working capital deficit of $7,866,130 (current assets less current liabilities) compared to a deficit of $7,445,480 as of September 30, 2012. The increase in the working capital deficit has been caused by an increase in our current liabilities, mostly related to accrued and unpaid wages.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $29,137,434 and a working capital deficit of $7,866,130 as of September 30, 2013. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by our internal workforce and the ability of our distribution and sales network to grow.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are: allowance for doubtful accounts, inventories and related reserves, long-lived assets, and litigation. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 2, "Summary of Significant Accounting Policies" in the notes to our reviewed financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

As of September 30, 2013 and 2012, Management evaluated the value of the remaining intangible asset. Per Management's evaluation, no impairment was necessary as of September 30, 2013 and 2012, based on future expected cash flows.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------

Carl P. Ranno             73       Director, Chief Executive Officer, President,
                                   Chief Financial Officer

Neil C. Kitchen           65       Director, Vice President

Diana Visco               55       Secretary

Scott Baker               55       Director

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

      Name and                                                                   Non-Equity
      Principal                                            Stock     Option    Incentive Plan     All Other
      Position         Year   Salary ($)(1)   Bonus($)   Awards($)  Awards($)  Compensation($)  Compensation($)  Total($)
      --------         ----   -------------   --------   ---------  ---------  ---------------  ---------------  --------
Carl P. Ranno,         2013     $200,000        $0          $0         $0            $0              $0          $200,000
CEO, President, CFO    2012     $200,000        $0          $0         $0            $0              $0          $200,000
(Principal Executive
Officer)

Neil C. Kitchen,       2013     $200,000        $0          $0         $0            $0              $0          $200,000
Vice President         2012     $134,500        $0          $0         $0            $0              $0          $134,500

Diana Visco            2013     $ 85,000        $0          $0         $0            $0              $0          $ 85,000
Secretary              2012     $ 85,000        $0          $0         $0            $0              $0          $ 85,000

----------
(1) All salaries for 2013 and 2012 were accrued in the Company's balance sheet, but not paid. No salaries and wages have been paid to the above named officers during the years ended September 30, 2013, 2012, or through the date of this report.

GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended September 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There are no outstanding equity awards as of September 30, 2013

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

As of September 30, 2013, 1,310,000 options were issued pursuant to the 2002 Plan. As of September 30, 2013, all remaining options have expired.

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

The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, 498,240 shares of common stock have been issued pursuant to the stock issuance component of the 2005 Plan,

As of September 30, 2013, 1,526,000 options were issued and outstanding. During the prior year all of these options expired. There are no options that remain outstanding from the 2005 Plan.

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

Note payable to Diana Visco in the amount of $913,842 bearing interest at the prime rate of 3.25% at September 30, 2013 and 2012, respectively with interest payable monthly. The note is unsecured and is due in May 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

dbbmckennon
dbbmckennon, a registered public accounting firm, was our independent auditor and examined our financial statements to September 30, 2013 and performed the services listed below.

AUDIT FEES

dbbmckennon fees for professional services rendered for the audit of our annual financial statements included in this Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the years ended September 30, 2013 and 2012 was $27,000 and $27,074, respectively.

AUDIT RELATED FEES

dbbMCKENNON was not paid additional fees during that period for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Tax filings have not been completed for the 2013 or 2012 fiscal year, thus no fees were paid.

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

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: January 13, 2014        By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer
                                   (Principal Executive Officer, Principal
                                   Financial Officer and Principal Accounting
                                   Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Soil Technologies, Inc. and subsidiary, (collectively the "Company") as of September 30, 2013 and 2012 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. and subsidiary as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has sustained significant losses and its viability is dependent upon its ability to obtain future financing and successful operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ dbbmckennon
--------------------------
dbbmckennon
Newport Beach, California
January 13, 2014

                        American Soil Technologies, Inc.
                           Consolidated Balance Sheets

                                                                        September 30, 2013     September 30, 2012
                                                                        ------------------     ------------------
Assets:

Current assets
  Cash and cash equivalents                                                $      3,070           $      3,846
  Accounts receivable, net of allowance of $35,088 at
   September 30, 2013 and 2012, respectively                                      2,107                    387
  Inventories                                                                     4,526                  5,144
  Prepaid expenses and other current assets                                         676                  1,235
                                                                           ------------           ------------
      Total current assets                                                       10,379                 10,612

Property and equipment, net                                                          75                    219
Intangible assets                                                                10,362                 51,808
                                                                           ------------           ------------

      Total assets                                                         $     20,816           $     62,639
                                                                           ============           ============
Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                         $  1,468,203           $  1,678,065
  Accrued liabilities                                                         3,259,856              2,708,576
  Notes payable                                                               1,919,585              1,919,585
  Notes payable to related parties                                            1,228,866              1,149,866
                                                                           ------------           ------------
      Total liabilities                                                       7,876,510              7,456,092
                                                                           ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   September 30, 2013 and 2012, respectively                                  1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at September 30, 2013
   and 2012, respectively                                                        68,091                 68,091
  Additional paid-in capital                                                 19,831,800             19,831,800
  Accumulated deficit                                                       (29,137,434)           (28,675,193)
                                                                           ------------           ------------
      Total stockholders' deficit                                            (7,855,694)            (7,393,453)
                                                                           ------------           ------------
      Total liabilities and stockholders' deficit                          $     20,816           $     62,639
                                                                           ============           ============


                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Operations

                                                               Year Ended                Year Ended
                                                           September 30, 2013        September 30, 2012
                                                           ------------------        ------------------
Revenue                                                        $  63,656                 $  70,842
Cost of goods sold (excluding amortization
 of intangible assets)                                            23,574                    25,797
                                                               ---------                 ---------
     Gross profit                                                 40,082                    45,045
                                                               ---------                 ---------
Operating expenses:
  General and administrative                                     496,308                   541,569
  Sales and marketing                                              1,103                       476
  Amortization of intangible assets                               41,447                    41,447
                                                               ---------                 ---------
      Total operating expenses                                   538,858                   583,492
                                                               ---------                 ---------

Loss from operations                                            (498,776)                 (538,447)

Other (income) expense
  Interest expense                                               104,725                   104,572
  Gain on Extinguishment of debt                                (142,060)                       --
                                                               ---------                 ---------
Loss before income taxes                                        (461,441)                 (643,019)
Provision for income taxes                                           800                       800
                                                               ---------                 ---------

Net loss                                                       $(462,241)                $(643,819)
                                                               =========                 =========

Net loss per share basic and diluted                           $   (0.01)                $   (0.01)
                                                               =========                 =========


                 See Notes to Consolidated Financial Statements

                        American Soil Technologies, Inc.
                Consolidated Statements of Stockholders' Deficit

                                   Series A Preferred           Common Stock
                                  -------------------       ------------------     Paid-in      Accumulated
                                  Shares       Amount       Shares      Amount     Capital        Deficit          Total
                                  ------       ------       ------      ------     -------        -------          -----
Balance at September 30, 2011    2,763,699   $1,381,849   68,090,590   $ 68,091  $19,831,800   $(28,031,374)   $(6,749,634)

Net loss                                --           --           --         --           --       (643,819)      (643,819)
                                 ---------   ----------   ----------   --------  -----------   ------------    -----------

Balance at September 30, 2012    2,763,699    1,381,849   68,090,590     68,091   19,831,800    (28,675,193)    (7,393,453)

Net loss                                --           --           --         --           --       (462,241)      (462,241)
                                 ---------   ----------   ----------   --------  -----------   ------------    -----------

Balance at September 30, 2013    2,763,699   $1,381,849   68,090,590   $ 68,091  $19,831,800   $(29,137,434)   $(7,855,694)
                                 =========   ==========   ==========   ========  ===========   ============    ===========


                 See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                       Year Ended                Year Ended
                                                                   September 30, 2013        September 30, 2012
                                                                   ------------------        ------------------
Cash flows from operating activities:
  Net loss                                                             $(462,241)                $(643,819)
  Adjustments to reconcile net loss to net cash:
    Gain on Extinguishment of Debt                                      (142,060)                       --
    Depreciation and amortization                                         41,591                    41,988
    Bad Debt                                                                  --                     2,820
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (1,720)                   22,715
    Inventory                                                                618                     1,142
    Prepaid expenses and other assets                                        559                      (216)
    Accounts payable                                                     (67,803)                  (19,920)
    Accrued expenses                                                     551,280                   549,780
                                                                       ---------                 ---------
          Net cash used in operating activities                          (79,776)                  (45,510)
                                                                       ---------                 ---------
Cash flows from financing activities:
  Proceeds from related party notes                                       79,000                    45,000
                                                                       ---------                 ---------
          Net cash provided by financing activities                       79,000                    45,000
                                                                       ---------                 ---------

Net decrease in cash and cash equivalents                                   (776)                     (510)
Cash and cash equivalents at beginning of period                           3,846                     4,356
                                                                       ---------                 ---------

Cash and cash equivalents at end of period                             $   3,070                 $   3,846
                                                                       =========                 =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $   6,505                 $   7,852


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

The Company expanded to provide next-generation and sustainable fertilizers through the acquisition of Smart World Organics, Inc. ("Smart World") on December 20, 2006. Simultaneously, the Company entered into an Intellectual Property Purchase Agreement with the founder of Smart World, Ray Nielsen ("Nielsen") that included certain formulas originally believed to be proprietary and intellectual properties used in the business of Smart World. The formulas acquired from Nielsen were later deemed not to be proprietary and subsequently deemed to have little or no value. Smart World sold homogenized fertilizers, non-toxic insect controls, plant protectants, seed, soil and silage inoculants and also provided advanced, custom-formulated products built to suit unusual growing conditions and environments. Due to losses incurred, in 2008, management terminated Smart World employees, consolidated Smart World operations with those of American Soil, and continues to seek sales of certain of its products. Additionally, the Company has several debt obligations related to Smart World that are past the contractual maturity date or are due and payable due to non payment of interest. Operations related to Smart World have been limited subsequent to fiscal 2008 due to insufficient working capital.

GOING CONCERN AND MANAGEMENT'S PLANS
The Company has sustained significant losses and has an accumulated deficit of $29,137,434 and negative working capital of $7,866,130 as of September 30, 2013. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to raise capital or sustain profitable operations, the Company may have to curtail or discontinue operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

ACCOUNTS AND NOTES RECEIVABLE
The Company utilizes the allowance method to provide a reserve for uncollectible accounts. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company records a reserve for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to 10 years. Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized. Repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation applicable to assets disposed or retired are removed from the accounts, and the gain or loss on disposition is recognized in the respective period.

LONG-LIVED ASSETS
The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairments were deemed necessary during fiscal 2013 and 2012.

INTELLECTUAL PROPERTY
Intellectual property (intangible assets) include the exclusive licenses to the patented polymer application techniques and certain acquired intellectual property which are being amortized using the straight-line method over the respective estimated useful lives.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids and other current assets, accounts receivable, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

As of September 30, 2013 and 2012, the Company had no material level 1,2, or 3 assets or liabilities.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of September 30:

                                      2013           2012
                                      ----           ----
Percent of accounts receivable         100%           --
Number of customers                     1             --

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                      2013           2012
                                      ----           ----
Percent of sales                       96%            95%
Number of customers                     3              3

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

ACCOUNTING FOR STOCK OPTIONS ISSUED TO CONSULTANTS
The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC No. 505 Topic 50, "Equity-Based Payments to Non-Employees". The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the following periods:

                                                      2013              2012
                                                   ----------        ----------
Series A convertible preferred stock                2,763,699         2,763,699
                                                   ----------        ----------
                                                    2,763,699         2,763,699
                                                   ==========        ==========

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (1) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

3. INVENTORIES

Inventories consist of the following at September 30:

                                                      2013               2012
                                                     --------          --------
Raw materials                                        $     --          $     --
Finished goods                                          4,526             5,144
                                                     --------          --------
                                                     $  4,526          $  5,144
                                                     ========          ========

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30:

Estimated
                                  useful life
                                  (in years)         2013               2012
                                  -----------     ----------         ----------

Machinery                            10           $  543,793         $  543,793
Office furnishings, fixtures
 and equipment                      3-5               25,068             25,068
                                                  ----------         ----------
                                                     568,861            568,861
Less accumulated depreciation                       (568,786)          (568,642
                                                  ----------         ----------
                                                  $       75         $      219
                                                  ==========         ==========

Depreciation expense for the year ended September 30, 2013 and 2012 was $144 and $541 respectively.

5. INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the components of intangible assets as of September 30:

                                               Soil Medic patent
                                               -----------------
Balance at September 30, 2011                     $   93,256
  Additions                                               --
  Amortization                                       (41,447)
  Impairment                                              --
                                                  ----------
Balance at September 30, 2012                     $   51,809
  Additions                                               --
  Amortization                                       (41,447)
  Impairment                                              --
                                                  ----------
Balance at September 30, 2013                     $   10,362
                                                  ==========

Weighted average remaining life at:

September 30, 2013                                       0.2
September 30, 2012                                       1.2

As of September 30, 2013 and 2012, Management evaluated the value of the remaining intangible asset. Per Management's evaluation, no impairment was necessary as of September 30, 2013 and 2012, based on future expected cash flows.

Amortization expense was $41,447 for the years ended September 30, 2013 and 2012, respectively. Amortization expense is expected to be $10,362 for the 2014 fiscal year. The patent related to the intangible asset expires in fiscal 2014.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consisted of the following at September 30:

                                                    2013                2012
                                                 ----------          ----------
Accounts payable                                 $  511,660          $  712,846
Accounts payable - related party                    352,622             361,299
Accrued litigation                                  603,921             603,921
                                                 ----------          ----------
                                                 $1,468,203          $1,678,066
                                                 ==========          ==========

DEBT MITIGATION

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, during the year ended September 30, 2013, we have eliminated $142,060 in creditor liabilities which were all previously included in accounts payable in the accompanying balance sheet.

The Company will continue to conduct analysis on creditor obligations to determine when and if they are no longer enforceable.

Accrued expenses consisted of the following at September 30:

                                                   2013                 2012
                                                ----------           ----------
Interest                                        $  460,565           $  415,861
Interest to related parties                        305,602              252,086
Compensation and related                         2,493,689            2,040,629
                                                ----------           ----------
                                                $3,259,856           $2,708,576
                                                ==========           ==========

7. NOTES PAYABLE

Notes payable consists of the following at September 30:

                                                                   2013                  2012
                                                                -----------          ------------
Convertible  debenture  payable  to  a  related  party.         $    25,000          $     25,000
Original  balance of $25,000 bearing interest at 8% per
annum with interest payable quarterly. The principal was
convertible  into common stock at a conversion price of
$0.50 per share.

Convertible   debenture  payable  to  a  related  party              25,000                25,000
bearing  interest at 8% per annum with interest payable
quarterly.  The  principal was  convertible  into common
stock at a  conversion  price of $0.50 per  share.  The
principal was due February 1, 2008.

Note payable to a related  party,  original  balance of              88,000                88,000
$85,000 bearing interest at prime rate payable monthly.
Note is unsecured and was due August 31, 2011.

Note payable to Diana Visco  bearing  interest at the               913,842               834,842
prime  rate of 3.25% with interest payable  monthly.
The  note is unsecured and is due in May 2014.

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
                                                               ------------          ------------
                                                                  3,148,451             3,069,451
                                                               ------------          ------------

   Current portion                                               (3,148,451)           (3,069,451)
                                                               ------------          ------------
   Long-term portion                                           $         --          $         --
                                                               ============          ============

All notes, with the exception of the note to Diana Visco due in May 2014 are currently in default and are no longer convertible based on the terms of each note. See Note 13 for the new note issued to Ms. Visco.

8. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended September 30:

                                                     2013                2012
                                                   --------            --------
Federal                                            $     --            $     --
State                                                  (800)               (800)
                                                   --------            --------
Provision for income taxes                         $   (800)           $   (800)
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

                                                     2013               2012
                                                   --------           --------
Statutory rate                                         (34%)               (34%)
Increase (decrease) in taxes resulting
 from the following:
   Permanent differences                                --%                 --%
   State income taxes, net of federal benefit            6%                  5%
   Change in valuation allowance                        28%                 29%
                                                   --------           --------
                                                        --%                 --%
                                                   ========           ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30:

                                                2013                   2012
                                            ------------           ------------
Deferred tax assets (liabilities):
Current:
  Reserves and accruals                     $  1,547,123           $  1,320,647
Non-current:
  Intangible assets                              597,000                597,000
  Net operating losses                         5,406,460              5,779,734
  Other                                           60,031                 60,031
  Valuation allowance                         (7,610,613)            (7,757,412)
                                            ------------           ------------
                                            $         --           $         --
                                            ============           ============

At September 30, 2013 and 2012, the valuation allowance was increased by a total of $146,799 and $218,258 respectively. At September 30, 2013, the Company had federal net operating loss carryforwards of approximately $21,767,920 that expire from 2013 through 2032 and state net operating carryforwards of $1,961,413 expiring from 2013 through 2017. These net operating losses may be suspended or limited due to changes in State and Federal legislation, as well as a possible change in ownership as defined under Section 382 of the IRC.

The Company has not filed its United States Federal and State tax returns for the years ended September 30, 2012, 2011, 2010, 2009, and 2008. Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2008 through 2012 are still subject to tax examination by the United States Internal Revenue Service, when filed; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2008 through 2012 and currently does not have any ongoing tax examinations.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The Company was unable to make the agreed upon payment and on July 8, 2010, Stockhausen entered a judgment for the above stated amount against the Company. The Company has accrued $603,921 related to the litigation as of September 30, 2013 and 2012, which is included in accounts payable in the accompanying balance sheets.

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the company had 60 days in which to remit the amount or a judgment in the amount claimed would be entered against us. The Company was not able to meet the terms of the settlement and have been actively communicating with the Plaintiffs to extend the terms of the settlement.

11. PREFERRED STOCK

The Company has 10,000,000 preferred stock authorized of which 2,763,699 shares of $0.50 stated value Series A convertible preferred stock ("Series A Preferred") are issued and outstanding as of September 30, 2013 and 2012. The Series A Preferred have the following characteristics:

DIVIDENDS
Each holder is entitled to receive preferential quarterly dividends equal to the prime interest rate as quoted in the Wall Street Journal when and if declared by the Board of Directors, out of any assets that are legally available. If the Board of Directors declares that such dividends may only be payable in shares of common stock for any quarter, holders of Series A preferred stock have the option of accepting the dividend paid in shares of common stock of the Company, or letting the dividend accrue for a cash payment. No dividends have been declared, accrued or paid during the years ended September 30, 2013 and 2012.

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

12. COMMON STOCK

STOCK OPTIONS
In November 2002, the Company enacted a stock option plan (the "2002 Plan") to provide additional incentives to selected employees, directors and consultants. Two million shares were authorized for grant. The purchase price of the common stock subject to each Incentive Stock Option was not be less than the fair market value or in the case of a grant of an incentive stock option to a principal shareholder, not less than 110% of the fair market value of such common stock at the time each option was granted. The 2002 Plan terminated in November 2012. The options are fully-vested when granted and are exercisable for a period of ten years from the date of grant and are subject to cancellation upon termination of employment.

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

The following table summarizes stock option activity under the above stock option plans:

                                                                                 Remaining
                                          Number of     Weighted-Average      Contractual Term
                                           Shares       Exercise Price           (in years)
                                           ------       --------------           ----------
Outstanding at September 30, 2011         1,976,000          $0.20                   1.0
  Granted                                        --
  Exercised                                      --
  Cancelled                               1,526,000          $0.11                   0.0
                                        -----------
Outstanding at September 30, 2012           450,000          $0.50                   0.1
  Granted                                        --
  Exercised                                      --
  Cancelled                                 450,000          $0.50                   0.0
                                        -----------
Outstanding at September 30, 2013                --             --                    --
                                        ===========

The fair value of stock options awarded were estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price was based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. There were no options issued during the years ended September 30, 2013 and 2012 that required valuation. All options outstanding as of September 30, 2012 expired during fiscal 2013 and were cancelled. The Company does not have any option exercisable or outstanding as of September 30, 2013.

At September 30, 2013, all stock options are vested, and there is no remaining unrecognized compensation expense.

Stock based compensation expense was $0 for the years ended September 30, 2013 and 2012, respectively.

13. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2012, Ms. Visco loaned the Company an additional $79,000. The Company entered into a new note for $913,842 with Ms. Visco which superseded all previous notes. The principal is due on May 1, 2014. Interest is payable monthly based on the current Prime Rate of 3.25%.

See Note 14 for additional loan subsequent to September 30, 2013

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controlled was $28,951 and $26,563 for the year ended September 30, 2013 and 2012, respectively.

14. SUBSEQUENT EVENTS

Subsequent to year end, Ms. Visco loaned the Company an additional $15,000, under similar terms as previous notes.