Form 10-Q
period 2013-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2014-02-18
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2013

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

                   9018 Balboa Ave. #558, Northridge, CA 91325
                    (Address of principal executive offices)

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

Large accelerated filer [ ]                        Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 14, 2014, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets - December 31, 2013
          and September 30, 2013                                              3

         Consolidated Statements of Operations -
          For the three months ended December 31, 2013 and 2012               4

         Consolidated Statements of Cash Flows -
          For the three months ended December 31, 2013 and 2012               5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14

Item 4T.  Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 1A. Risk Factors                                                        15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Mine Safety Disclosures                                             15

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                December 31,       September 30,
                                                                                   2013                2013
                                                                               ------------        ------------
Assets:

Current assets
  Cash and cash equivalents                                                    $      5,512        $      3,070
  Accounts receivable, net of allowance of $35,088 at
   December 31, 2013 and September 30, 2013, respectively                             2,068               2,107
  Inventories                                                                         4,526               4,526
  Prepaid expenses and other current assets                                             676                 676
                                                                               ------------        ------------
      Total current assets                                                           12,782              10,379
Property and equipment, net                                                              39                  75
Intangible assets                                                                        --              10,362
                                                                               ------------        ------------

Total assets                                                                   $     12,821        $     20,816
                                                                               ============        ============

Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                             $  1,416,492        $  1,468,203
  Accrued liabilities                                                             3,148,769           3,259,856
  Notes payable                                                                   1,747,585           1,919,585
  Notes payable to related parties                                                1,066,842           1,228,866
                                                                               ------------        ------------
Total liabilities                                                                 7,379,688           7,876,510
                                                                               ------------        ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at December 31, 2013
   and September 30, 2013, respectively                                           1,381,849           1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at December 31, 2013
   and September 30, 2013, respectively                                              68,091              68,091
  Additional paid-in capital                                                     19,831,800          19,831,800
  Accumulated deficit                                                           (28,648,607)        (29,137,434)
                                                                               ------------        ------------
      Total stockholders' deficit                                                (7,366,867)         (7,855,694)
                                                                               ------------        ------------

Total liabilities and stockholders' deficit                                    $     12,821        $     20,816
                                                                               ============        ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months           Three Months
                                                          Ended                  Ended
                                                       December 31,           December 31,
                                                           2013                   2012
                                                       ------------           ------------
Revenue                                                $      7,300           $     10,895
Cost of goods sold (excluding amortization of
 intangible assets)                                           1,027                  2,010
                                                       ------------           ------------
Gross profit                                                  6,273                  8,885
                                                       ------------           ------------
Operating expenses:
  General and administrative                                116,511                128,793
  Sales and marketing                                            75                     75
  Amortization of intangible assets                          10,362                 10,362
                                                       ------------           ------------
Total operating expenses                                    126,948                139,230
                                                       ------------           ------------

Loss from operations                                       (120,675)              (130,345)

Other (income) expense
  Interest expense                                           26,401                 26,336
  Gain on extinguishment of debt                           (635,903)              (142,060)
                                                       ------------           ------------
Net income (loss) before income taxes                       488,827                (14,621)

Provision for income taxes                                       --                     --
                                                       ------------           ------------

Net income (loss)                                      $    488,827           $    (14,621)
                                                       ============           ============

Net income (loss) per share basic                      $       0.01           $      (0.00)
                                                       ============           ============

Net income (loss) per share diluted                    $       0.01           $      (0.00)
                                                       ============           ============
Weighted average common shares outstanding
 used in per share calculations - basic                  68,090,590             68,090,590
                                                       ============           ============
Weighted average common shares outstanding
 used in per share calculations - diluted                70,854,289             68,090,590
                                                       ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months         Three Months
                                                                                Ended                Ended
                                                                             December 31,         December 31,
                                                                                2013                 2012
                                                                             ----------           ----------
Cash flows from operating activities:
  Net income (loss)                                                          $  488,827           $  (14,621)
  Adjustments to reconcile net income (loss) to net cash
    Depreciation and amortization                                                10,398               10,398
    Gain on estinquishment of debt                                             (635,903)            (142,060)
  Changes in operating assets and liabilities:
    Accounts receivable                                                              39               (1,146)
    Inventory                                                                        --                    3
    Prepaid expenses and other assets                                                --                  559
    Accounts payable                                                            (14,336)             (28,479)
    Accrued expenses                                                            138,417              138,046
                                                                             ----------           ----------
          Net cash used in operating activities                                 (12,558)             (37,300)
                                                                             ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                                              15,000               38,000
                                                                             ----------           ----------
          Net cash provided by financing activities                              15,000               38,000
                                                                             ----------           ----------

Net increase in cash and cash equivalents                                         2,442                  700
Cash and cash equivalents at beginning of period                                  3,070                3,846
                                                                             ----------           ----------

Cash and cash equivalents at end of period                                   $    5,512           $    4,546
                                                                             ==========           ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                   $    1,249           $    1,555
                                                                             ==========           ==========
  Cash paid during the period for income taxes                               $       --           $       --
                                                                             ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2013
                                   (UNAUDITED)

1. BUSINESS

The Company is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. In 2006, the Company acquired Smart World Organics ("Smart World") and a patent to a slow release fertilizer. The Company also has exclusive license rights to the use of patented polymer application techniques, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,648,607 and negative working capital of $7,366,906 as of December 31, 2013. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2013 as reported in the Company's Form 10-K have been omitted. The results of operations for the three month periods ended December 31, 2013 and

2012 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

                                                          2013             2012
                                                          ----             ----

Percent of accounts                                       100%              99%
Number of customers                                         1                1

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended December 31:

                                                          2013             2012
                                                          ----             ----

Percent of sales                                           97%              91%
Number of customers                                         1                1

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

NET LOSS PER SHARE Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic net income (loss) per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. Series A convertible preferred stock totaling 2,763,699 shares have been included in the calculation of diluted net income (loss) per share.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three months ended December 31:

                                                   2013                2012
                                                ----------          ----------

Series A convertible preferred stock                    --           2,763,699
                                                ----------          ----------
                                                        --           2,763,699
                                                ==========          ==========

In addition, the company excluded zero and 1,976,000 options from the computation as of December 31, 2013 and 2012, respectively, as the option exercise prices were in excess of the average market price of the Company's common stock during the respective periods.

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

4. INVENTORIES

Inventories consist of the following at:

                                                December 31,       September 30,
                                                   2013                2013
                                                ----------          ----------

Raw materials                                   $       --          $       --
Finished goods                                       4,526               4,526
                                                ----------          ----------
                                                $    4,526          $    4,526
                                                ==========          ==========

5. DEBT MITIGATION PROGRAM

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, during the three months ended December 31, 2013, we have eliminated $635,903 in creditor liabilities which were all previously included in accounts payable, accrued expenses, notes payable, and notes payable to related parties in the accompanying balance sheet.

The Company will continue to conduct this analysis going forward and eliminate obligations when such obligations are no longer enforceable based on applicable law.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                                December 31,       September 30,
                                                   2013                2013
                                                ----------          ----------

Interest                                        $  331,159          $  460,565
Interest to related parties                        210,656             305,602
Compensation and related                         2,606,954           2,493,689
                                                ----------          ----------
                                                $3,148,769          $3,259,856
                                                ==========          ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2013, the Company's secretary, Ms. Visco loaned the Company an additional $15,000 for working capital. The previous note for $913,842 was amended to increase the principal due to $928,842. The principal is due in December 2014 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest.

See Note 10 for additional amounts loaned subsequent to quarter end.

8. COMMON STOCK

STOCK OPTIONS
As of December 31, 2012, all options expired in September and November 2012. There were no issuances of common stock, options or warrants during the periods presented in the accompanying consolidated financial statements.

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

10. SUBSEQUENT EVENTS

On January 17, 2014, Ms. Visco loaned the Company an additional $20,000. The terms of the loan are similar to those outlined in Note 7.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                             Three Months          Three Months
                                                Ended                 Ended
                                             December 31,          December 31,
                                                2013                  2012
                                            ------------          ------------
                                             (Unaudited)           (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                     $      7,300          $     10,895
Net income (loss)                                488,827               (14,621)
Net income (loss) per share                 $       0.01          $      (0.00)
Net income (loss) per share, diluted        $       0.01          $      (0.00)

                                             December 31,          September 30,
                                                2013                  2013
                                            ------------          ------------
                                             (Unaudited)
BALANCE SHEET DATA:
Current Assets                              $     12,782          $     10,379
Total property & equipment, net                       39                    75
Intellectual property, net                             0                10,362
Net deferred tax asset                                --                    --
Total assets                                      12,821                20,816
Total current liabilities                      7,379,688             7,876,510
Accumulated deficit                         $(28,648,607)         $(29,137,434)

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

REVENUES

Revenues for the three months ended December 31, 2013 were $7,300 compared to $10,895 for the three months ended December 31, 2012, a decrease of 33%. This decrease in revenue is a direct result of our lack of funds to properly market our products.

COST OF SALES

Cost of goods sold decreased to $1,027 for the three months ended December 31, 2013 from $2,010, for the three months ended December 31, 2012. The decrease in the cost of sales is the result of a decrease in storage costs during the current period. Our gross margins were 86% and 82% for the three months ended December 31, 2013 and 2012, respectively. The increase in our gross margins was due to an increase in the proportion of revenues from royalties as opposed to sales of product in the current period. Revenues associated with royalties have relatively minor costs when compared to the costs of product sales.

OPERATING EXPENSES

Operating expenses decreased 9% to $126,948 from $139,230 for the three month period ended December 31, 2013 and 2012, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $116,511 for the three months ended December 31, 2013 from $128,793 for the three months ended December 31, 2012 due to the continued reduction in rent and certain administrative costs.

NET LOSS

We experienced net income from operations of $488,827 for the three months ended December 31, 2013 as compared to a net loss of $14,621 for the three months ended December 31, 2012. The net income was primarily a result of the gain realized in the amount of $635,903 by the extinguishment of debt. As part of our debt mitigation program, we reviewed our long outstanding liabilities for among other things, the expiration of the Statute of Limitations for creditors to make claims on amounts owed. The analysis was based on on applicable law in the state where the liability originated. The Company will continue to analyze past due payables in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $5,512 and $3,070 at December 31, 2013 and September 30, 2013, respectively. Net cash used in operating activities was $12,588 for the period ended December 31, 2013 compared to $37,300 during the period ended December 31, 2012. Net cash provided by financing activities was $15,000 for the period ended December 31, 2013 compared to $38,000 for the comparable period ended December 31, 2012. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At December 31, 2013, the outstanding balance of notes payable was $2,814,427. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $212,561 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $928,842 bearing interest at prime; (d) various loans from related parties totaling $173,024 bearing interest from prime to 12%.

Interest expense for the three months ended December 31, 2013 and 2012 was $26,401 and $26,336, respectively.

We have a working capital deficit $7,366,906 as of December 31, 2013 compared to working capital deficit of $7,855,694 as of September 30, 2013. Our decrease in current liabilities is directly related to a decrease in our notes payable and accrued liabilities through our debt mitigation program.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,648,607 and a working capital deficit of approximately $7,366,906 as of December 31, 2013. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern in our most recent 10-K for the year ended September 30, 2013.

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

DATED: February 14, 2014                AMERICAN SOIL TECHNOLOGIES, INC.


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