Form 10-Q
period 2014-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2014-05-19
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2014

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

As of May 14, 2014, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                       3

         Consolidated Balance Sheets - March 31, 2014
         and September 30, 2013                                              3

         Consolidated Statements of Operations -
         For the three and six months ended March 31, 2014 and 2013          4

         Consolidated Statements of Cash Flows -
         For the six months ended March 31, 2014 and 2013                    5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          13

Item 4.  Controls and Procedures                                             13

Item 4T.  Controls and Procedures                                            14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 1A. Risk Factors                                                        15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Mine Safety Disclosures                                             15

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 March 31, 2014       September 30, 2013
                                                                                 --------------       ------------------
Assets:

Current assets
  Cash and cash equivalents                                                       $      2,186           $      3,070
  Accounts receivable, net of allowance of $35,088 at March 31, 2014
   and September 30, 2013, respectively                                                  5,732                  2,107
  Inventories                                                                            4,526                  4,526
  Prepaid expenses and other current assets                                                676                    676
                                                                                  ------------           ------------
      Total current assets                                                              13,120                 10,379
Property and equipment, net                                                                 --                     75
Intangible asset                                                                            --                 10,362
                                                                                  ------------           ------------

Total assets                                                                      $     13,120           $     20,816
                                                                                  ============           ============
Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                                $  1,399,344           $  1,468,203
  Accrued liabilities                                                                3,277,874              3,259,856
  Notes payable                                                                      1,747,585              1,919,585
  Notes payable to related parties                                                   1,086,842              1,228,866
                                                                                  ------------           ------------
Total liabilities                                                                    7,511,645              7,876,510
                                                                                  ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at March 31, 2014 and
   September 30, 2013, respectively                                                  1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at
   March 31, 2014 and September 30, 2013, respectively                                  68,091                 68,091
  Additional paid-in capital                                                        19,831,800             19,831,800
  Accumulated deficit                                                              (28,780,265)           (29,137,434)
                                                                                  ------------           ------------
      Total stockholders' deficit                                                   (7,498,525)            (7,855,694)
                                                                                  ------------           ------------

Total liabilities and stockholders' deficit                                       $     13,120           $     20,816
                                                                                  ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months       Three Months        Six Months         Six Months
                                                  Ended              Ended              Ended              Ended
                                              March 31, 2014     March 31, 2013     March 31, 2014     March 31, 2013
                                              --------------     --------------     --------------     --------------

Revenue                                        $     19,693       $     11,353       $     26,993       $     22,249
Cost of goods sold (excluding
 amortization of intangible assets)                   2,243              1,010              3,270              3,021
                                               ------------       ------------       ------------       ------------
Gross profit                                         17,450             10,343             23,723             19,228
                                               ------------       ------------       ------------       ------------
Operating expenses:
  General and administrative                        132,189            121,688            248,700            250,481
  Sales and marketing                                    50                 75                125                150
  Amortization of intangible assets                      --             10,362             10,362             20,723
                                               ------------       ------------       ------------       ------------
Total operating expenses                            132,239            132,125            259,187            271,354
                                               ------------       ------------       ------------       ------------

Loss from operations                               (114,789)          (121,782)          (235,464)          (252,126)

Other (income) expense
  Interest expense                                   16,869             25,747             43,270             52,083
  Gain on Extinguishment of Debt                         --                 --           (635,903)          (142,060)
                                               ------------       ------------       ------------       ------------
Income (loss) before income taxes                  (131,658)          (147,529)           357,169           (162,149)

Provision for income taxes                               --                 --                 --                 --
                                               ------------       ------------       ------------       ------------

Net Income (loss)                              $   (131,658)      $   (147,529)      $    357,169       $   (162,149)
                                               ============       ============       ============       ============

Net income (loss) per share basic              $      (0.00)      $      (0.00)      $       0.01       $      (0.00)
                                               ============       ============       ============       ============

Net income (loss) per share diluted            $      (0.00)      $      (0.00)      $       0.01       $      (0.00)
                                               ============       ============       ============       ============
Weighted average common shares outstanding
 used in per share calculations basic            68,090,590         68,090,590         68,090,590         68,090,590
                                               ============       ============       ============       ============
Weighted average common shares outstanding
 used in per share calculations - diluted        68,090,590         68,090,590         70,854,289         68,090,590
                                               ============       ============       ============       ============

          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months              Six Months
                                                                      Ended                   Ended
                                                                  March 31, 2014          March 31, 2013
                                                                  --------------          --------------
Cash flows from operating activities:
  Net income (loss)                                                 $ 357,169               $(162,149)
  Adjustments to reconcile net income (loss) to net cash
    Gain on extinguishment of liabilities                            (635,903)               (142,060)
    Depreciation and amortization                                      10,436                  20,795
  Changes in operating assets and liabilities:
    Accounts receivable                                                (3,625)                 (5,970)
    Inventory                                                              --                       3
    Prepaid expenses and other assets                                      --                     559
    Accounts payable                                                  (31,485)                (38,363)
    Accrued liabilities                                               267,524                 275,612
                                                                    ---------               ---------
          Net cash used in operating activities                       (35,884)                (51,573)
                                                                    ---------               ---------
Cash flows from financing activities:
  Proceeds from related party notes                                    35,000                  49,000
                                                                    ---------               ---------
          Net cash provided by financing activities                    35,000                  49,000
                                                                    ---------               ---------

Net decrease in cash and cash equivalents                                (884)                 (2,573)

Cash and cash equivalents at beginning of period                        3,070                   3,846
                                                                    ---------               ---------

Cash and cash equivalents at end of period                          $   2,186               $   1,273
                                                                    =========               =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                          $   1,029               $   3,000
                                                                    =========               =========
  Cash paid during the period for income taxes                      $      --               $      --
                                                                    =========               =========


           See accompanying Notes to Consolidated Financial Statement

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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,780,265 and negative working capital of $7,498,525 as of March 31, 2014. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year 2013 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and six month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying consolidated financial statements include the valuation of inventories.

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of March 31:

                                            2014              2013
                                            ----              ----

Percent of accounts                         100%              100%
Number of customers                           2                 1

Sales from individual customers representing 10% or more of sales consist of the following customers for the six months ended March 31:

                                            2014              2013
                                            ----              ----

Percent of sales                            100%              100%
Number of customers                           2                 1

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

NET LOSS PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic net income
(loss) per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. Series A convertible preferred stock totaling 2,763,699 shares have been included in the calculation of diluted net income per share for the six months ended March 31, 2014.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would be antidilutive for the six months ended March 31:

                                                 2014              2013
                                                 ----              ----

Series A convertible preferred stock               --           2,763,699
                                              =======           =========

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

4. INVENTORIES

Inventories consist of the following at:

                                         March 31, 2014       September 30, 2013
                                         --------------       ------------------

Finished goods                              $  4,526              $  4,526
                                            --------              --------
                                            $  4,526              $  4,526
                                            ========              ========

5. DEBT MITIGATION PROGRAM

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, during the three months ended March 31, 2013, we have eliminated $635,903 in creditor liabilities which were all previously included in accounts payable, accrued expenses, notes payable, and notes payable to related parties in the accompanying balance sheet.

The Company will continue to conduct this analysis going forward and eliminate obligations when such obligations are no longer enforceable based on applicable law.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                         March 31, 2014       September 30, 2013
                                         --------------       ------------------

Interest                                   $  381,949             $  460,565
Interest to related parties                   175,706                305,602
Compensation and related                    2,720,219              2,493,689
                                           ----------             ----------
                                           $3,277,874             $3,259,856
                                           ==========             ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2014, the Company's secretary, Ms. Visco loaned the Company an additional $20,000 for working capital. The previous note for $928,842 was amended to increase the principal due to $948,842. The principal is due in March 2014 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest.

See Note 10 for additional amounts loaned subsequent to quarter end.

8. COMMON STOCK

STOCK OPTIONS
There were no issuances of common stock, options or warrants during the periods presented in the accompanying consolidated financial statements.

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

On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World

(collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On December 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement. On February 21, 2011, we agreed to pay interest on the settlement amount at 4% per annum.

To the best knowledge of our management, there are no other significant legal proceedings pending against us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                       Six Months Ended       Six Months Ended
                                        March 31, 2014         March 31, 2013
                                        --------------         --------------
                                         (Unaudited)            (Unaudited)

STATEMENT OF OPERATIONS DATA:
Revenue                                  $     26,993           $     22,249
Net income (loss)                             357,169               (162,149)
Net income (loss) per share                      0.01                  (0.00)
Net income (loss) per share, diluted     $       0.01           $      (0.00)

                                        March 31, 2014        September 30, 2013
                                        --------------        ------------------
                                         (Unaudited)
BALANCE SHEET DATA:
Current Assets                           $     13,120           $     10,379
Total property and equipment, net                  --                     75
Intellectual property, net                         --                 10,362
Total assets                                   13,120                 20,816
Total current liabilities                   7,511,645              7,876,510
Accumulated deficit                      $(28,780,265)          $(29,137,434)

SIX MONTHS ENDED MARCH 31, 2014 COMPARED TO SIX MONTHS ENDED MARCH 31, 2013

REVENUES

Revenues for the six months ended March 31, 2014 were $26,993 compared to $22,249 for the six months ended March 31, 2013, an increase of 21%. This increase in revenue is a direct result of demands seasonally created.

COST OF SALES

Cost of goods sold increased to $3,270 for the six months ended March 31, 2014 from $3,021, for the six months ended March 31, 2013. The increase in the cost of sales is the result of a proportionate increase in direct product costs during the current period. Our gross margins were 88% and 86% for the six months ended March 31, 2014 and 2013, respectively. The increase in our gross margins was due to an increase in the proportion of revenues from royalties as opposed to sales of product in the current period. Revenues associated with royalties have relatively minor costs when compared to the costs of product sales.

OPERATING EXPENSES

Operating expenses decreased 4.5% to $259,187 from $271,354 for the six month period ended March 31, 2014 and 2013, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $248,700 for the six months ended March 31, 2014 from $250,481 for the six months ended March 31, 2013 due to the continued reduction in rent and certain administrative costs.

NET INCOME (LOSS)

We experienced net income from operations of $357,169 for the six months ended March 31, 2014 as compared to a net loss of $162,149 for the six months ended March 31, 2013. The net income was primarily a result of the gain realized in the amount of $635,903 by the extinguishment of debt. As part of our debt mitigation program, we reviewed our long outstanding liabilities for among other things, the expiration of the Statute of Limitations for creditors to make claims on amounts owed. The analysis was based on applicable law in the state where the liability originated. The Company will continue to analyze past due payables in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,186 and $3,070 at March 31, 2014 and September 30, 2013, respectively. Net cash used in operating activities was $35,884 for the period ended March 31, 2014 compared to $51,573 during the period ended March 31, 2013. Net cash provided by financing activities was $35,000 for the period ended March 31, 2014 compared to $49,000 for the comparable period ended March 31, 2013. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At March 31, 2014, the outstanding balance of notes payable was $2,834,427. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $212,561 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $948,842 bearing interest at prime; (d) various loans from related parties totaling $173,024 bearing interest from prime to 12%.

Interest expense for the six months ended March 31, 2014 and 2013 was $43,270 and $52,083, respectively.

We have a working capital deficit $7,498,525 as of March 31, 2014 compared to working capital deficit of $7,866,131 as of September 30, 2013. Our decrease in current liabilities is directly related to a decrease in our notes payable and accrued liabilities through our debt mitigation program.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,780,265 and a working capital deficit of approximately $7,498,525 as of March 31, 2014. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

 On or about October 4, 2007, Raymond J. Nielsen and Cheryl K. Nielsen (collectively, "Plaintiffs"), filed a Complaint in the Circuit Court in the Sixth Judicial District of Pasco County, Florida, against us and Smart World (collectively "Defendants") seeking damages, declaratory, and injunctive relief. Plaintiffs allege that Defendants failed to pay interest when due on the Convertible Debenture from Defendants to Plaintiffs, and, thus, the entire amount of the Convertible Debenture is accelerated and Plaintiffs are seeking a judgment in the amount of $1,500,000 plus interest. On March 29, 2009, the matter was settled for $400,000 and the Company had 60 days in which to remit the amount or a judgment in the entire amount claimed will be entered against us. The Company was not able to meet the terms of the settlement

To the best knowledge of our management, there are no other legal proceedings pending against us.

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

DATED: May 14, 2014                     AMERICAN SOIL TECHNOLOGIES, INC.


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