Form 10-Q
period 2014-06-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2014-08-11
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2014

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

As of August 8, 2014, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets - June 30, 2014
         and September 30, 2013                                               3

         Consolidated Statements of Operations -
         For the three and nine months ended June 30, 2014 and 2013           4

         Consolidated Statements of Cash Flows -
         For the nine months ended June 30, 2014 and 2013                     5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          12

Item 4.  Controls and Procedures                                             12

Item 4T.  Controls and Procedures                                            13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 1A. Risk Factors                                                        14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Mine Safety Disclosures                                             14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            15

SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  June 30, 2014        September 30, 2013
                                                                                  -------------        ------------------
Assets:

Current assets
  Cash and cash equivalents                                                        $      2,929           $      3,070
  Accounts receivable, net of allowance of $35,088 at
   March 31, 2014 and September 30, 2013, respectively                                    1,403                  2,107
  Inventories                                                                             4,526                  4,526
  Prepaid expenses and other current assets                                                 676                    676
                                                                                   ------------           ------------
      Total current assets                                                                9,534                 10,379
Property and equipment, net                                                                  --                     75
Intangible asset                                                                             --                 10,362
                                                                                   ------------           ------------

      Total assets                                                                 $      9,534           $     20,816
                                                                                   ============           ============
Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                                 $  1,396,050           $  1,468,203
  Accrued liabilities                                                                 3,407,280              3,259,856
  Notes payable                                                                       1,747,585              1,919,585
  Notes payable to related parties                                                    1,091,842              1,228,866
                                                                                   ------------           ------------
     Total liabilities                                                                7,642,757              7,876,510
                                                                                   ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at June 30, 2014 and
   September 30, 2013, respectively                                                   1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at
   June 30, 2014 and September 30, 2013, respectively                                    68,091                 68,091
  Additional paid-in capital                                                         19,831,800             19,831,800
  Accumulated deficit                                                               (28,914,963)           (29,137,434)
                                                                                   ------------           ------------
      Total stockholders' deficit                                                    (7,633,223)            (7,855,694)
                                                                                   ------------           ------------

      Total liabilities and stockholders' deficit                                  $      9,534           $     20,816
                                                                                   ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months        Three Months        Nine Months        Nine Months
                                                   Ended               Ended               Ended              Ended
                                               June 30, 2014       June 30, 2013       June 30, 2014      June 30, 2013
                                               -------------       -------------       -------------      -------------
Revenue                                         $      2,575        $     33,558        $     29,568       $     55,806
Cost of goods sold (excluding amortization
 of intangible assets)                                   822              19,065               4,093             22,086
                                                ------------        ------------        ------------       ------------
Gross profit                                           1,753              14,493              25,475             33,720
                                                ------------        ------------        ------------       ------------
Operating expenses:
  General and administrative                         119,306             122,226             368,005            372,701
  Sales and marketing                                     --                  75                 125                224
  Amortization of intangible assets                       --              10,362              10,362             31,085
                                                ------------        ------------        ------------       ------------
Total operating expenses                             119,306             132,663             378,492            404,010
                                                ------------        ------------        ------------       ------------

Loss from operations                                (117,553)           (118,170)           (353,017)          (370,290)

Other (income) expense
  Interest expense                                    17,144              26,135              60,415             78,218
  Gain on Extinguishment of Debt                          --                  --            (635,903)          (142,060)
                                                ------------        ------------        ------------       ------------
Income (loss) before income taxes                   (134,697)           (144,305)            222,471           (306,448)
Provision for income taxes                                --                  --                  --                 --
                                                ------------        ------------        ------------       ------------

Net Income (loss)                               $   (134,697)       $   (144,305)       $    222,471       $   (306,448)
                                                ============        ============        ============       ============

Net income (loss) per share basic               $      (0.00)       $      (0.00)       $       0.00       $      (0.00)
                                                ============        ============        ============       ============

Net income (loss) per share diluted             $      (0.00)       $      (0.00)       $       0.00       $      (0.00)
                                                ============        ============        ============       ============
Weighted average common shares outstanding
 used in per share calculations basic             68,090,590          68,090,590          68,090,590         68,090,590
                                                ============        ============        ============       ============
Weighted average common shares outstanding
 used in per share calculations - diluted         68,090,590          68,090,590          70,854,289         68,090,590
                                                ============        ============        ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months             Nine Months
                                                                          Ended                   Ended
                                                                      June 30, 2014           June 30, 2013
                                                                      -------------           -------------
Cash flows from operating activities:
  Net Income (loss)                                                     $  222,471              $ (306,448)
  Adjustments to reconcile net income (loss) to net cash
    Gain on extinguishment of liabilities                                 (635,903)               (142,060)
    Depreciation and amortization                                           10,436                  31,193
  Changes in operating assets and liabilities:
    Accounts receivable                                                        704                 (14,338)
    Inventory                                                                   --                     210
    Prepaid expenses and other assets                                           --                     559
    Accounts payable                                                       (34,778)                (52,813)
    Accrued liabilities                                                    396,929                 412,894
                                                                        ----------              ----------
          Net cash used in operating activities                            (40,141)                (70,803)
                                                                        ----------              ----------
Cash flows from financing activities:
  Proceeds from related party notes                                         40,000                  79,000
                                                                        ----------              ----------
          Net cash provided by financing activities                         40,000                  79,000
                                                                        ----------              ----------

Net decrease in cash and cash equivalents                                     (141)                   8,197
Cash and cash equivalents at beginning of period                             3,070                   3,846
                                                                        ----------              ----------

Cash and cash equivalents at end of period                              $    2,929              $   12,043
                                                                        ==========              ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                              $    1,003              $    3,000
                                                                        ==========              ==========
  Cash paid during the period for income taxes                          $       --              $       --
                                                                        ==========              ==========


           See accompanying Notes to Consolidated Financial Statement

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $28,914,963 and negative working capital of $7,633,223 as of June 30, 2014. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2013 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and nine month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of June 30:

                                            2014              2013
                                            ----              ----

Percent of accounts                         100%              100%
Number of customers                           1                 2

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended June 30:

                                            2014              2013
                                            ----              ----

Percent of sales                            100%               98%
Number of customers                           1                 3

Sales from individual customers representing 10% or more of sales consist of the following customers for the nine months ended June 30:

                                            2014              2013
                                            ----              ----

Percent of sales                             95%               97%
Number of customers                           1                 3

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

NET LOSS PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic net income
(loss) per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. Series A convertible preferred stock totaling 2,763,699 shares have been included in the calculation of diluted net income (loss) per share for the nine months ended June 30, 2014.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three and nine months ended June 30, except as noted above:

                                               2014                 2013
                                             ---------            ---------

Series A convertible preferred stock         2,763,699            2,763,699
                                             =========            =========

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

4. INVENTORIES

Inventories consist of the following at:

                                           June 30, 2014      September 30, 2013
                                           -------------      ------------------

Finished goods                               $  4,526              $  4,526
                                             --------              --------
                                             $  4,526              $  4,526
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

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                           June 30, 2014      September 30, 2013
                                           -------------      ------------------

Interest                                     $  344,942           $  460,565
Interest to related parties                     228,854              305,602
Compensation and related                      2,833,484            2,493,689
                                             ----------           ----------
                                             $3,407,280           $3,259,856
                                             ==========           ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2014, the Company's secretary, Ms. Visco loaned the Company an additional $5,000 for working capital. The previous note for $948,842 was amended to increase the principal due to $953,842. The principal is due in December 2014 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                          Nine Months           Nine Months
                                             Ended                 Ended
                                         June 30, 2014         June 30, 2013
                                         -------------         -------------
                                          (Unaudited)           (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                   $     29,568          $     55,806
Net income (loss)                              222,471              (306,448)
Net income (loss) per share               $       0.00          $      (0.00)
Net income (loss) per share, diluted      $       0.00          $      (0.00)

                                         June 30, 2014        September 30, 2013
                                         -------------        ------------------
                                          (Unaudited)
BALANCE SHEET DATA:
Current Assets                            $      9,534          $     10,379
Total property & equipment, net                     --                    75
Intellectual property, net                          --                10,362
Total assets                                     9,534                20,816
Total current liabilities                    7,642,757             7,876,510
Accumulated deficit                       $(28,914,963)         $(29,137,434)

NINE MONTHS ENDED JUNE 30, 2014 COMPARED TO NINE MONTHS ENDED JUNE 30, 2013

REVENUES

Revenues for the nine months ended June 30, 2014 were $29,568 compared to $55,806 for the nine months ended June 30, 2013, a decrease of 47%. This decrease in revenue is a direct result of the temporary loss of sales of all but one of our proprietary products. Lack of funds reduces are efforts in sales and marketing.

COST OF SALES

Cost of goods sold decreased to $4,093 for the nine months ended June 30, 2014 from $22,086, for the nine months ended June 30, 2013. The decrease in the cost of sales is the result of a decrease in revenue during this period. Our gross margins were 86% and 60% for the nine months ended June 30, 2014 and 2013, respectively. The increase in our gross margins was due to an increase in the proportion of revenues from royalties as opposed to sales of product in the current period. Revenues associated with royalties have relatively minor costs when compared to the costs of product sales.

OPERATING EXPENSES

Operating expenses decreased 6% to $378,492 from $404,010 for the nine month period ended June 30, 2014 and 2013, respectively.

This decrease in operating expenses was a result in decreased operations. Our general and administrative expenses decreased to $368,005 for the nine months ended June 30, 2014 from $372,701 for the nine months ended June 30, 2013 due to the continued reduction in rent and certain administrative costs.

NET LOSS

We experienced net income from operations of $222,471 for the nine months ended June 30, 2014 as compared to a net loss of $306,448 for the nine months ended June 30, 2013. The net income was primarily a result of the gain realized in the amount of $635,903 by the extinguishment of debt. As part of our debt mitigation program, we reviewed our long outstanding liabilities for among other things, the expiration of the Statute of Limitations for creditors to make claims on amounts owed. The analysis was based on applicable law in the state where the liability originated. The Company will continue to analyze past due payables in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,929 and $3,070 at June 30, 2014 and September 30, 2013, respectively. Net cash used in operating activities was $40,141 for the period ended June 30, 2014 compared to $70,803 during the period ended June 30, 2013. Net cash provided by financing activities was $40,000 for the period ended June 30, 2014 compared to $79,000 for the comparable period ended June 30, 2013. We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements.

At June 30, 2014, the outstanding balance of notes payable was $2,839,427. These convertible debentures consisted of: a) $1,500,000, 8% per annum convertible debentures at the closing price on the day immediately preceding the day of conversion which is currently in default and in dispute; (b) various debentures totaling $212,561 with interest per annum from 8-10%; (c) a loan from an officer and shareholder for $953,842 bearing interest at prime; (d) various loans from related parties totaling $173,024 bearing interest from prime to 12%.

Interest expense for the nine months ended June 30, 2014 and 2013 was $60,415 and $78,218, respectively.

We have a working capital deficit $7,633,223 as of June 30, 2014 compared to working capital deficit of $7,866,131 as of September 30, 2013. Our decrease in current liabilities is directly related to a decrease in our notes payable and accrued liabilities through our debt mitigation program.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $28,914,963 and a working capital deficit of approximately $7,633,223 as of June 30, 2014. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

DATED: August 11, 2014                  AMERICAN SOIL TECHNOLOGIES, INC.


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