Form 10-K
period 2014-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2015-01-13
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2014
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to ______________

                        Commission file number: 000-22855

                        AMERICAN SOIL TECHNOLOGIES, INC.
           (Name of Small Business Issuer as specific in its Charter)

           Nevada                                                95-4780218
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

9018 Balboa Blvd, #558, Northridge, California                     91304
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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of January 12, 2015, the number of shares of common stock outstanding was 68,090,590.

As of January 12, 2015, the aggregate market value of our common stock held by non-affiliates was approximately $159,689 (based upon 24,951,469 shares at $0.0064 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) RegistrationStatement on Form SB-2, filed on July 2, 1997, as amended (Registration No.333-30583); Form 8-K disclosing a change in Registered Certifying Accounts, filed on May 15, 2007; Form 10K for the fiscal year ended September 30, 2011 filed on December 29, 2011; Form 10Q for the quarterly period ended December 31, 2011 filed on February 8,2012; Form 10Q for the quarterly period ended March 30, 2012 filed on May 7,2012; Form 10Q for the quarterly period ended June 30, 2012 filed on August 8,2012; Form 10K for the fiscal year ended September 30, 2012 filed on January 7, 2013; Form 10Q for the quarterly period ended December 31, 2012 filed on February 14, 2013 and as amended and filed on February 15, 2013; Form 10Q for the quarterly period ended March 31, 2013 filed on May 15, 2013; Form 10Q for the quarterly period ended June 30, 2013 filed on August 12, 2013; Form 10-K for fiscal year ended September 30, 2013 filed on January 14, 2014; Form 10Q for the quarterly period ended December 31, 2013 filed on February 18, 2014; Form 10Q for the quarterly period ended March 30, 2014 filed on May 19, 2014; Form 10Q for the quarterly period ended June 30, 2014 filed on August 11, 2014.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1    DESCRIPTION OF BUSINESS..........................................   3

ITEM 2    DESCRIPTION OF PROPERTY..........................................   5

ITEM 3    LEGAL PROCEEDINGS................................................   5

ITEM 4    MINE SAFETY DISCLOSURES..........................................   6

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   6

ITEM 6    SELECTED FINANCIAL DATA..........................................   7

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................   7

ITEM 8    FINANCIAL STATEMENTS.............................................  11

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.........................................  11

ITEM 9A   CONTROLS AND PROCEDURES..........................................  11

ITEM 9B   OTHER INFORMATION................................................  11

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................  12

ITEM 11   EXECUTIVE COMPENSATION...........................................  13

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..................................  16

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  17

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................  17

ITEM 15   EXHIBITS ........................................................  18

SIGNATURES.................................................................  20

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

We manufacture on an outsourced basis Agriblend(R), a patented soil amendment developed for agriculture; and Nutrimoist L(R) a slow release liquid soil enhancer developed for homes, parks, golf courses and other turf related applications. We have the rights to a product known as the Agro Tower used for vertical farming. The patent on our slow release fertilizer Soil Medic, used in the golf course and agriculture industry expired in fiscal year ended September 14, 2014.

We market our products primarily in the United States.

COMPETITION

To the best knowledge of our management, there is no direct competition for our Agriblend(R) product, however, earlier polymer based technology was very expensive and the remembrance of its cost has a negative effect on marketing Agriblend(R). Accordingly, educating the end user regarding the benefits of using Agriblend(R) and gaining general acceptance of the new "micro grain" technology are obstacles to marketing the product. There are alternative technologies that yield similar results when compared to our products but they do not involve our patented technology.

There is some competition to our straight polymer products by companies that have been in business for a number of years.

We are not aware of any competition to Nutrimoist L(R) other than from our manufacturer(s) who would have to use our polymer to manufacture the product pursuant to our agreement.

The slow release fertilizer Soil Medic does not seem to have competition at this time however, the patent which relates to the technology expired in fiscal 2014.

There is some competition for the organic products that have been previously distributed that stem from Smart World.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies that include Stockhausen; BASF; Ciba Specialties; and Floerger. All other components of our products are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona and Northridge, California. Nutrimoist L(R) is blended by us through contract blenders and is a combination of different formulations, which include our polymer products. Our organic products were manufactured at our former Smart World plant in Hudson, Florida. These organic products are no longer produced. The Agro Tower is manufactured for us by Make-It Manufacturing in Paso Robles, California.

DEPENDENCE ON MAJOR CUSTOMERS

We are now dependent on two customers for a substantial portion of our sales of any product. During fiscal 2014, revenues from one of these customers ceased, as the related patent which they paid a royalty on expired.

INTELLECTUAL PROPERTY

We have six patents on the M-216 Polymer Injector machine designed to install our Nutrimoist L(R) product into mature turf.

We have exclusive worldwide manufacturing/marketing rights to patented super absorbent cross-linked polymer application technology. The underlying patents include United States Patent number 5,649,495 and 5,868,087, commonly known and described as "Agricultural Retention Mixture and Application Technique."

We own registered trademarks on the names, Agriblend(R), Nutrimoist(R), Hydroganic(R)and Prosper(R)

We have world-wide marketing rights to a patented product known as the AgroTower.

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

RESEARCH AND DEVELOPMENT COSTS

We have not spent material amounts for research and development during the years ended September 30, 2014 and September 30, 2013.

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

ITEM 1A. NON APPLICABLE

ITEM 1B. NON APPLICABLE

ITEM 2. DESCRIPTION OF PROPERTY

In December of 2013, we moved our offices to a location in Northridge, CA from a related party and does not require lease payments as our presence in the facility nominal. We also rent storage space in Northridge and Phoenix, AZ for approximately $200 per month.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                          High            Low
                                          ----            ---
2013
  First Quarter                           0.005          0.004
  Second Quarter                          0.015          0.003
  Third Quarter                           0.017          0.004
  Fourth Quarter                          0.08           0.003
2014
  First Quarter                           0.024          0.006
  Second Quarter                          0.02           0.011
  Third Quarter                           0.019          0.015
  Fourth Quarter                          0.017          0.012

On January 12, 2015 the closing stock price was $0.0064.

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of December 31, 2014, there were 283 shareholders holding certificated securities and approximately 545 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, our selected financial information:

                                     Fiscal Year Ended        Fiscal Year Ended
                                     September 30, 2014       September 30, 2013
                                     ------------------       ------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                $     29,568             $     63,656
Loss From Operations                       (476,580)                (498,776)
Net Income (Loss)                            80,819                 (462,241)
Net Income (Loss) Per Share
 Basic and Diluted                     $       0.00             $      (0.01)

BALANCE SHEET DATA:
Current Assets                         $      5,236             $     10,379
Property and Equipment, net                       0                       75
Intangible Assets; net                            0                   10,362
Total Assets                                  5,236                   20,816
Total Current Liabilities                 7,780,111                7,876,510
Accumulated Deficit                     (29,056,615)             (29,137,434)
Stockholders' Deficit                  $ (7,774,875)            $ (7,855,694)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

The following information CONTAINS certain forward-looking statements of our management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "could," "expect," "estimate," "anticipate," "PLAN," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management onthe basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

OVERVIEW

We develop, manufacture and market cutting-edge technology that decreases the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

REVENUES

Revenues for the fiscal year-ended September 30, 2014 were $29,568 compared to $63,656 for the fiscal year ended September 30, 2013, a decrease of 53.6%. This decrease in revenue is directly related to our inability to properly market and sell our products caused by a lack of operating capital as well as the expiration of our Soil Medic Patent in April 2014, after which royalties ceased.

COST OF SALES

Cost of goods sold decreased to $9,442 for the fiscal year ended September 30, 2014 from $23,574 for the fiscal year ended September 30, 2013. The decrease in the cost of sales directly relates to the reduction in revenue producing activity not related to royalty revenue, net of additional reserve on our remaining inventory. Our gross margins were 68% and 63% for the years ended September 30, 2014 and 2013, respectively. The increase in our gross margins was caused by a higher percentage of royalty revenue compared to traditional sale of goods.

OPERATING EXPENSES

General and administrative expenses decreased approximately 2.0% for the fiscal year ended September 30, 2014 due to a reduction in general operational expenses.

Sales and marketing expenses decreased approximately 89% because of a lack of operating capital.

In fiscal 2014, the amortization expense of intangible assets was $10,362 as the Soil Medic patent it related to expired and no additional amortization was necessary as the patent was fully amortized.

INTEREST EXPENSE

Interest expense decreased 26% for the fiscal year ended September 30, 2014 from the period ended September 30, 2013. This decrease resulted from our debt mitigation in which certain debt was extinguished during the first quarter of fiscal 2014.

NET INCOME (LOSS)

The net income realized during the year ended September 30, 2014 was directly the result of the gain realized in the amount of $635,903 by the extinguishment of debt. As part of our debt mitigation program, we reviewed our long outstanding liabilities for among other things, the expiration of the statute of limitations for creditors to make claims on amounts owed. The analysis was based on applicable law in the states where the liability originated. The Company will continue to analyze past due liabilities in future periods.

For the reasons detailed above, we experienced net income in the year ended September 30, 2014 compared to net loss in the year ended September 30, 2013 of $462,241. Absent these debt extinguishment gains, net losses would be in excess of $555,000 for fiscal 2014 and $604,000 for fiscal 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3,157 and $3,070 at September 30, 2014 and September 30, 2013, respectively. Net cash used by operations was $45,913 for the year ended September 30, 2014 as compared to $79,776 for the year ended September 30, 2013.

We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements. During the year ended September 30, 2014 the Company borrowed an additional $46,000 from this officer and shareholder which makes up the total amounts received from financing activities. The officer's previous note was amended with a new principal balance of $959,842. Subsequent to September 30, 2014, the officer loaned an additional $10,000.

As of September 30, 2014 we had a working capital deficit of $7,774,875 (current assets less current liabilities) compared to a deficit of $7,866,130 as of September 30, 2013. The increase in the working capital deficit has been caused by an increase in our current liabilities, mostly related to accrued and unpaid wages.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $29,056,615 and a working capital deficit of $7,774,875 as of September 30, 2014. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by our internal workforce and the ability of our distribution and sales network to grow.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are: allowance for doubtful accounts, inventories and related reserves, and litigation. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 2, "Summary of Significant Accounting Policies" in the notes to our reviewed financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer ("Certifying Officers"), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to our management, including Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014, based on the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2014.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in internal control over financial reporting

During the most recently completed year, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not Applicable

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------

Carl P. Ranno             75       Director, Chief Executive Officer, President,
                                   Chief Financial Officer

Neil C. Kitchen           66       Director, Vice President

Diana Visco               57       Secretary

Scott Baker               57       Director

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

MS. DIANA VISCO, SECRETARY, Diana Visco, Secretary, has worked with us since January 1999. Prior to that, she worked for 21 years with the Americana Leadership College, Inc., traveling to all of its offices and conferences across the USA and Caribbean in addition to Australia, New Zealand, Canada and Europe. Ms Visco spent several years as a traveling administrator and as International Administrator handling all aspects of finance, administration as wellas marketing and promotion in addition to being assistant to the President of that company. She is the daughter of Mr. Louie Visco, a former director who passed away on January 3, 2008

MR. SCOTT BAKER, DIRECTOR, has practiced law in Arizona for the past 19 years. He graduated from the University of Arizona with a B.S. in business in 1978 and obtained his J.D. from the University of Arizona in 1981. As a general practitioner, he has appeared before the U.S. District Tax Court and the U.S. District Court.

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

      Name and                                                                   Non-Equity
      Principal                                            Stock     Option    Incentive Plan     All Other
      Position         Year   Salary ($)(1)   Bonus($)   Awards($)  Awards($)  Compensation($)  Compensation($)  Total($)
      --------         ----   -------------   --------   ---------  ---------  ---------------  ---------------  --------
Carl P. Ranno,         2014     $200,000        $0          $0         $0            $0              $0          $200,000
CEO, President, CFO    2013     $200,000        $0          $0         $0            $0              $0          $200,000
(Principal Executive
Officer)

Neil C. Kitchen,       2014     $134,500        $0          $0         $0            $0              $0          $134,500
Vice President         2013     $134,500        $0          $0         $0            $0              $0          $134,500

Diana Visco            2014     $ 85,000        $0          $0         $0            $0              $0          $ 85,000
Secretary              2013     $ 85,000        $0          $0         $0            $0              $0          $ 85,000

----------
(1) All salaries for 2014 and 2013 were accrued in the Company's balance sheet, but not paid. No salaries and wages have been paid to the above named officers during the years ended September 30, 2014, 2013, or through the date of this report.

GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended September 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There are no outstanding equity awards as of September 30, 2014

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

As of September 30, 2014, 1,310,000 options were issued pursuant to the 2002 Plan. As of September 30, 2014, all remaining options have expired.

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

The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, 498,240 shares of common stock have been issued pursuant to the stock issuance component of the 2005 Plan,

There are no options that remain outstanding from the 2005 Plan as of September 30, 2014.

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

----------
*    Less than 1%.
1. C/o our address, 9018 Balboa Blvd. #558, Northridge, CA 91325, unless otherwise noted.
2. Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Visco Family are the owners and directors of FLD Corporation, and own 17,907,003 shares of our common stock.

Note payable to Diana Visco in the amount of $959,842 bearing interest at the prime rate of 3.25% at September 30, 2014 with interest payable monthly. The note is unsecured and is due in December 2015.

In December of 2013, we moved our offices to a location in Northridge, CA from a related party and does not require lease payments as our presence in the facility nominal. We also rent storage space in Northridge and Phoenix, AZ for approximately $200 per month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our accountants dbbmckennon, a registered public accounting firm, was our independent auditor and examined our financial statements to September 30, 2014 and performed the services listed below.

AUDIT FEES

The fees from dbbmckennon for professional services rendered for the audit of our annual financial statements included in this Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the years ended September 30, 2014 and 2013 was $20,000 and $27,000, respectively.

AUDIT RELATED FEES

The accounting firm of dbbmckennon was not paid additional fees during that period for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Tax filings have not been completed for the 2014 or 2013 fiscal year, thus no fees were paid.

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

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: January 13, 2015        By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer
                                   (Principal Executive Officer, Principal
                                   Financial Officer and Principal Accounting
                                   Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Soil Technologies, Inc. and subsidiary, (collectively the "Company") as of September 30, 2014 and 2013 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in consolidated the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. and subsidiary as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


dbbmckennon
---------------------------------------
Newport Beach, California
January 13, 2015

                        American Soil Technologies, Inc.
                           Consolidated Balance Sheets

                                                                              September 30, 2014     September 30, 2013
                                                                              ------------------     ------------------
Assets:

Current assets
  Cash and cash equivalents                                                      $      3,157           $      3,070
  Accounts receivable, net of allowance of $35,088 at
   September 30, 2014 and 2013, respectively                                            1,403                  2,107
  Inventories                                                                              --                  4,526
  Prepaid expenses and other current assets                                               676                    676
                                                                                 ------------           ------------
      Total current assets                                                              5,236                 10,379

Property and equipment, net                                                                --                     75
Intangible assets                                                                          --                 10,362
                                                                                 ------------           ------------

      Total assets                                                               $      5,236           $     20,816
                                                                                 ============           ============
Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                               $  1,401,376           $  1,468,203
  Accrued liabilities                                                               3,533,308              3,259,856
  Notes payable                                                                     1,747,585              1,919,585
  Notes payable to related parties                                                  1,097,842              1,228,866
                                                                                 ------------           ------------
      Total liabilities                                                             7,780,111              7,876,510
                                                                                 ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized, 2,763,699 shares issued and outstanding at
   September 30, 2014 and 2013, respectively                                        1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at September 30, 2014
   and 2013, respectively                                                              68,091                 68,091
  Additional paid-in capital                                                       19,831,800             19,831,800
  Accumulated deficit                                                             (29,056,615)           (29,137,434)
                                                                                 ------------           ------------
      Total stockholders' deficit                                                  (7,774,875)            (7,855,694)
                                                                                 ------------           ------------

      Total liabilities and stockholders' deficit                                $      5,236           $     20,816
                                                                                 ============           ============


                See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Operations

                                                        Year Ended                   Year Ended
                                                    September 30, 2014           September 30, 2013
                                                    ------------------           ------------------
Revenue                                                $     29,568                 $     63,656
Cost of goods sold (excluding amortization
 of intangible assets)                                        9,442                       23,574
                                                       ------------                 ------------
      Gross profit                                           20,126                       40,082
                                                       ------------                 ------------
Operating expenses:
  General and administrative                                486,219                      496,308
  Sales and marketing                                           125                        1,103
  Amortization of intangible assets                          10,362                       41,447
                                                       ------------                 ------------
      Total operating expenses                              496,706                      538,858
                                                       ------------                 ------------

Loss from operations                                       (476,580)                    (498,776)

Other (income) expense
  Interest expense                                           77,704                      104,725
  Gain on Extinguishment of debt                           (635,903)                    (142,060)
                                                       ------------                 ------------
Income (Loss) before income taxes                            81,619                     (461,441)
Provision for income taxes                                      800                          800
                                                       ------------                 ------------

Net income (loss)                                      $     80,819                 $   (462,241)
                                                       ============                 ============

Net income (loss) per share basic and diluted          $       0.00                 $      (0.01)
                                                       ============                 ============
Weighted average shares basic                            68,090,590                   68,090,590
                                                       ============                 ============
Weighted average shares diluted                          70,854,429                   68,090,590
                                                       ============                 ============


                 See Notes to Consolidated Financial Statements

                        American Soil Technologies, Inc.
                Consolidated Statements of Stockholders' Deficit

                                   Series A Preferred           Common Stock
                                  -------------------       -------------------     Paid-in      Accumulated
                                  Shares       Amount       Shares       Amount     Capital        Deficit          Total
                                  ------       ------       ------       ------     -------        -------          -----

Balance at September 30, 2012    2,763,699    $1,381,849   68,090,590   $ 68,091   $19,831,800   $(28,675,193)  $ (7,393,453)

Net loss                                --            --           --         --            --       (462,241)      (462,241)
                                 ---------    ----------   ----------   --------   -----------   ------------   ------------

Balance at September 30, 2013    2,763,699     1,381,849   68,090,590     68,091    19,831,800    (29,137,434)    (7,855,694)

Net income                              --            --           --         --            --         80,819         80,819
                                 ---------    ----------   ----------   --------   -----------   ------------   ------------

Balance at September 30, 2014    2,763,699    $1,381,849   68,090,590   $ 68,091   $19,831,800   $(29,056,615)  $ (7,774,875)
                                 =========    ==========   ==========   ========   ===========   ============   ============


                See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                 Year Ended             Year Ended
                                                             September 30, 2014     September 30, 2013
                                                             ------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                              $  80,819              $(462,241)
  Adjustments to reconcile net income (loss) to net cash:
    Gain on Extinguishment of Debt                                (635,903)              (142,060)
    Impairment of inventory                                          4,526                     --
    Depreciation and amortization                                   10,437                 41,591
  Changes in operating assets and liabilities:
    Accounts receivable                                                704                 (1,720)
    Inventory                                                           --                    618
    Prepaid expenses and other assets                                   --                    559
    Accounts payable                                               (29,453)               (67,803)
    Accrued expenses                                               522,957                551,280
                                                                 ---------              ---------
      Net cash used in operating activities                        (45,913)               (79,776)
                                                                 ---------              ---------
Cash flows from financing activities:
  Proceeds from related party notes                                 46,000                 79,000
                                                                 ---------              ---------
      Net cash provided by financing activities                     46,000                 79,000
                                                                 ---------              ---------

Net increase (decrease) in cash and cash equivalents                    87                   (776)
Cash and cash equivalents at beginning of period                     3,070                  3,846
                                                                 ---------              ---------

Cash and cash equivalents at end of period                       $   3,157              $   3,070
                                                                 =========              =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                       $   4,308              $   6,505
  Cash paid during the period for taxes                          $      --              $      --


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

GOING CONCERN AND MANAGEMENT'S PLANS

The Company has sustained significant losses and has an accumulated deficit of $29,056,615 and negative working capital of $7,774,875 as of September 30, 2014. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to raise capital or sustain profitable operations, the Company may have to curtail or discontinue operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of American Soil Technologies, Inc, and its wholly-owned subsidiary, Smart World Organics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the assessment of statute of limitations for certain of our creditors to enforce collection of any amounts they may be owed.

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

LONG-LIVED ASSETS

The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairments were deemed necessary during fiscal 2014 and 2013.

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

As of September 30, 2014 and 2013, the Company had no material level 1,2, or 3 assets or liabilities.

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

CONCENTRATION OF CREDIT RISK

Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of September 30:

                                            2014             2013
                                            ----             ----
Percent of accounts receivable              100%             100%
Number of customers                           1                1

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                            2014             2013
                                            ----             ----
Percent of sales                             95%              96%
Number of customers                           1                3

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the following periods:

                                                   2014                 2013
                                                ----------           ----------
Series A convertible preferred stock                    --            2,763,699
                                                ----------           ----------
                                                        --            2,763,699
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

3. INVENTORIES

Inventories consist of the following at September 30:

                                                  2014                   2013
                                                --------               --------
Raw materials                                   $     --               $     --
Finished goods                                        --                  4,526
                                                --------               --------
                                                $     --               $  4,526
                                                ========               ========

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30:

                                   Estimated
                                  useful life
                                  (in years)         2014               2013
                                  -----------     ----------         ----------

Machinery                            10           $  543,793         $  543,793
Office furnishings, fixtures
 and equipment                      3-5               25,068             25,068
                                                  ----------         ----------
                                                     568,861            568,861
Less accumulated depreciation                       (568,861)          (568,786)
                                                  ----------         ----------
                                                  $       --         $       75
                                                  ==========         ==========

Depreciation expense for the year ended September 30, 2014 and 2013 was $75 and $144 respectively.

5. INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the components of intangible assets as of September 30:

                                               Soil Medic patent
                                               -----------------

Balance at September 30, 2012                     $ 51,809
 Additions                                              --
 Amortization                                      (41,447)
 Impairment                                             --
                                                  --------
Balance at September 30, 2013                     $ 10,362
 Additions                                              --
 Amortization                                      (10,362)
 Impairment                                             --
                                                  --------
Balance at September 30, 2014                     $     --
                                                  ========
Weighted average remaining life at:

September 30, 2014                                     0.0
September 30, 2013                                     0.2

Amortization expense was $10,362 and $41,447 for the years ended September 30, 2014 and 2013, respectively. The patent related to the intangible asset expired in fiscal 2014.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consisted of the following at September 30:

                                                   2014                 2013
                                                ----------           ----------
Accounts payable                                $  468,713           $  511,660
Accounts payable - related party                   328,742              352,622
Accrued litigation                                 603,921              603,921
                                                ----------           ----------
                                                $1,401,376           $1,468,203
                                                ==========           ==========
DEBT MITIGATION

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, during the year ended September 30, 2013, we have eliminated $142,060 in creditor liabilities which were all previously included in accounts payable in the accompanying balance sheet. During the year ended September 30, 2014,we eliminated an additional $286,879 in creditor liabilities which were previously included in the accounts payable as well $349,024 in notes payable previously included in the consolidated balance sheet.

The Company will continue to conduct analysis on creditor obligations to determine when and if they are no longer enforceable.

Accrued expenses consisted of the following at September 30:

                                                   2014                 2013
                                                ----------           ----------
Interest                                        $  351,659            $  460,565
Interest to related parties                        238,400               305,602
Compensation and related                         2,943,249             2,493,689
                                                ----------            ----------
                                                $3,533,308            $3,259,856
                                                ==========            ==========
7. NOTES PAYABLE

Notes payable consists of the following at September 30:

                                                                  2014                 2013
                                                               -----------          ------------
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

Note payable to a related  party,  original  balance of             88,000               88,000
$85,000 bearing interest at prime rate payable monthly.
Note is unsecured and was due August 31, 2011.

Note payable to Diana Visco  bearing  interest at the              959,842              913,842
prime  rate of 3.25% with interest payable  monthly.
The  note is unsecured and is due in December 2015.

Convertible  debenture  payable  to  a  related  party.                 --              177,024
Original balance of $250,000 bearing interest at a rate
of  10%  per  annum.  Monthly  principal  and  interest
payments of $3,000 are due through  2014.   The note is
in  default for  non-payment.  Principal was convertible
into common  stock at a  conversion  price of $3.00 per
share. The note was unsecured and extinguished per our
debt mitigation program in fiscal 2014

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

Convertible  debenture  payable to an  unrelated  party                 --               30,000
bearing  interest  at a  rate  of  8%  per  annum  with
interest   payable   quarterly.    The   principal  was
convertible  into  common  stock at a rate of $0.10 per
share. Note was unsecured and due October 1, 2008.
The note was extinguished per our debt mitigation
program in fiscal 2014

Notes  payable to  various  individuals  with  interest            112,585              254,585
rates  ranging from 6% to 20%. The notes are  currently
in default.

Convertible  debenture  to an unrelated  party  bearing             75,000               75,000
interest  at a rate  of 10%  per  annum  with  interest
payable  quarterly.  The principal was convertible into
common stock at a conversion  price of $0.19 per share.
Note is unsecured and was due on July 18, 2009.
                                                               -----------          -----------
                                                                 2,845,427            3,148,451
                                                               -----------          -----------

      Current portion                                           (2,845,427)          (3,148,451)
                                                               -----------          ------------
      Long-term portion                                        $        --          $         --
                                                               ===========          ============

All notes, including the note to Diana Visco due in December 2015 are currently in default and are no longer convertible based on the terms of each note. Ms. Visco's note is in default due to non-payment of monthly interest. See Note 13 for the new note issued to Ms. Visco.

8. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended September 30:

                                                   2014                  2013
                                                 --------              --------
Federal                                          $     --              $     --
State                                                (800)                 (800)
                                                 --------              --------
Provision for income taxes                       $   (800)             $   (800)
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

                                                   2014                 2013
                                                 --------             --------
Statutory rate                                        (34%)                (34%)
Increase (decrease) in taxes resulting
 from the following:
   Permanent differences                               --%                  --%
   State income taxes, net of federal benefit           6%                   6%
   Change in valuation allowance                       27%                  28%
                                                 --------             --------
                                                        1%                  --%
                                                 ========             ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30:

                                                2014                   2013
                                            ------------           ------------
Deferred tax assets (liabilities):
  Current:
    Reserves and accruals                   $  1,698,637           $  1,547,123
  Non-current:
    Intangible assets                            597,000                597,000
    Net operating losses                       4,667,473              5,406,460
    Other                                         60,031                 60,031
    Valuation allowance                       (7,023,141)            (7,610,614)
                                            ------------           ------------
                                            $         --           $         --
                                            ============           ============

At September 30, 2014 and 2013, the valuation allowance was decreased by a total of $587,472 and $146,799 respectively. At September 30, 2014, the Company had federal net operating loss carryforwards of approximately $20,222,279 that expire from 2014 through 2033 and state net operating carryforwards of $893,413 expiring from 2014 through 2018. These net operating losses may be suspended or limited due to changes in State and Federal legislation, as well as a possible change in ownership as defined under Section 382 of the IRC. During the year ended September 30, 2014, approximately $1,074,000 and $1,021,000 in federal and state net operating loss carryforwards expired.

The Company has not filed its United States Federal and State tax returns for the years ended 2008-2013. Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2008 through 2013 are still subject to tax examination by the United States Internal Revenue Service, when filed; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2008 through 2013 and currently does not have any ongoing tax examinations.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The Company was unable to make the agreed upon payment and on July 8, 2010, Stockhausen entered a judgment for the above stated amount against the Company. The Company has accrued $603,921 related to the litigation as of September 30, 2014 and 2013, which is included in accounts payable in the accompanying balance sheets.

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

11. PREFERRED STOCK

The Company has 25,000,000 preferred stock authorized of which 2,763,699 shares of $0.50 stated value Series A convertible preferred stock ("Series A Preferred") are issued and outstanding as of September 30, 2014 and 2013. The Series A Preferred have the following characteristics:

DIVIDENDS

Each holder is entitled to receive preferential quarterly dividends equal to the prime interest rate as quoted in the Wall Street Journal when and if declared by the Board of Directors, out of any assets that are legally available. If the Board of Directors declares that such dividends may only be payable in shares of common stock for any quarter, holders of Series A preferred stock have the option of accepting the dividend paid in shares of common stock of the Company, or letting the dividend accrue for a cash payment. No dividends have been declared, accrued or paid during the years ended September 30, 2014 and 2013.

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

The following table summarizes stock option activity under the above stock option plans:

                                                                                 Remaining
                                          Number of     Weighted-Average      Contractual Term
                                           Shares       Exercise Price           (in years)
                                           ------       --------------           ----------
Outstanding at September 30, 2012           450,000          $0.50                   0.1
  Granted                                        --
  Exercised                                      --
  Cancelled                                 450,000          $0.50                   0.0
                                        -----------
Outstanding at September 30, 2013                --             --                    --
  Granted                                        --
  Exercised                                      --
  Cancelled                                      --
                                        -----------
Outstanding at September 30, 2014                --             --                    --
                                        ===========

The fair value of stock options awarded were estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price was based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate was based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. There were no options issued during the years ended September 30, 2014 and 2013 that required valuation. All options outstanding as of September 30, 2012 expired during fiscal 2013 and were cancelled. The Company does not have any option exercisable or outstanding as of September 30, 2014.

At September 30, 2013, all stock options expired, and there is no remaining unrecognized compensation expense.

Stock based compensation expense was $0 for the years ended September 30, 2014 and 2013, respectively.

13. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2014, Ms. Visco loaned the Company an additional $46,000. The Company entered into a new note for $959,842 with Ms. Visco which superseded all previous notes. The principal is due on December 1, 2015. Interest is payable monthly based on the current Prime Rate of 3.25%. The note is considered to be in default due to non-payment of monthly interest.

See Note 14 for additional loan subsequent to September 30, 2014

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controlled was $30,697 and $28,951 for the year ended September 30, 2014 and 2013, respectively.

14. SUBSEQUENT EVENTS

Subsequent to year end, Ms. Visco loaned the Company an additional $10,000, under similar terms as previous notes.