Form 10-K/A
period 2014-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2015-01-14
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the period ended September 30, 2014, filed with the Securities and Exchange Commission on January 13, 2015 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15. EXHIBITS

3.1 Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated January 9, 1997 (1)
3.2 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., a Nevada corporation, dated May 29, 1997 (1)
3.3 Amendment to Articles of Incorporation of New Directions Manufacturing, Inc., dated January 4, 2000 (2)
3.4 Amendment to Articles of Incorporation of American Soil Technologies, Inc., dated August 4, 2003 (3)
3.4      Bylaws of New Directions Manufacturing, Inc., dated May 29, 1997 (1)
3.5 Amended and Restated Bylaws of New Directions Manufacturing, Inc., dated July 20, 1998 (4)
3.6      Amendment to Articles of Incorporation, dated November 30, 2006
4.1      Convertible Debenture - Lump Sum Contribution (Form) (5)
4.2      Convertible Debenture - Incremental (Form) (5)
10.1 License Agreement between Ron Salestrom, American Soil Technologies, Inc., and Polymers Plus, L.L.C., dated January 4, 2000 (2)
10.2     Sublease Agreement with The Customized Box Company, dated April 1, 2004
         (6)
10.8     Employment Contract with Donette Lamson, dated January 18, 2006 (7)
10.12    Acquisition Agreement for Smart World Organics, dated July 7, 2006 (8)
10.14 Intellectual Property Purchase Agreement with Ray Nielsen, dated December 20, 2006 (9)
10.15    Security Agreement with Ray Nielsen, dated December 22, 2006 (9)
10.16 Purchase and Sale Agreement and Joint Escrow Instructions for Silver Terrace Nurseries, dated November 27, 2007 (12)
10.17    Employment Contract with Carl Ranno, dated May 23, 2008 (13)
10.18    Employment Contract with Neil Kitchen, dated May 23, 2008 (13)
10.19    Employment Contract with Diana Visco, dated May 23, 2008 (13)
21       Subsidiaries: Smart World Organics Inc. a Florida corporation
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (14)
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (14)
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (14)
101      Interactive data files pursuant to Rule 405 of Regulation S-T

----------
1. Incorporated by reference from our Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006.
4. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
5. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
6. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
7. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2006, filed on May 17, 2006.
8. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006.
9. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
10. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
11. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
12. Incorporated by reference from our Form 10-KSB for the transition period ended September 30, 2007, filed on February 15, 2008.
13. Incorporated by reference from our Form 10-K for the period ended September 30, 2008, filed on January 13, 2009
14.  Previously filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: January 14, 2015        By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer
                                   (Principal Executive Officer, Principal
                                   Financial Officer and Principal Accounting
                                   Officer)