Form 10-Q
period 2014-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2015-02-13
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2014

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

Large accelerated filer [ ]                        Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 13, 2015 the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets - December 31, 2014
         and September 30, 2014                                               3

         Consolidated Statements of Operations -
         For the three months ended December 31, 2014 and 2013                4

         Consolidated Statements of Cash Flows -
         For the three months ended December 31, 2014 and 2013                5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          11

Item 4.  Controls and Procedures                                             11

Item 4T.  Controls and Procedures                                            11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 1A. Risk Factors                                                        12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Mine Safety Disclosures                                             12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12

SIGNATURES                                                                   12

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 December 31,           September 30,
                                                                                     2014                   2014
                                                                                 ------------           ------------
Assets:
  Current assets
    Cash and cash equivalents                                                    $      2,567           $      3,157
    Accounts receivable, net of allowance of $35,088 at
     December 31, 2014 and September 30, 2014, respectively                             1,403                  1,403
    Inventories                                                                            --                     --
    Prepaid expenses and other current assets                                             676                    676
                                                                                 ------------           ------------
      Total current assets                                                              4,646                  5,236
Property and equipment, net                                                                --                     --
                                                                                 ------------           ------------
      Total assets                                                               $      4,646           $      5,236
                                                                                 ============           ============
Liabilities and Stockholders' Deficit:
  Current liabilities
    Accounts payable                                                             $  1,401,751           $  1,401,376
    Accrued liabilities                                                             3,662,903              3,533,308
    Notes payable                                                                   1,747,585              1,747,585
    Notes payable to related parties                                                1,102,842              1,097,842
                                                                                 ------------           ------------
      Total liabilities                                                             1,915,081              7,780,111
                                                                                 ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at December 31, 2014 and
   September 30, 2014, respectively                                                 1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at
   December 31, 2014 and September 30, 2014, respectively                              68,091                 68,091
  Additional paid-in capital                                                       19,831,800             19,831,800
  Accumulated deficit                                                             (29,192,175)           (29,056,615)
                                                                                 ------------           ------------
      Total stockholders' deficit                                                  (7,910,435)            (7,774,875)
                                                                                 ------------           ------------

      Total liabilities and stockholders' deficit                                $      4,646           $      5,236
                                                                                 ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months           Three Months
                                                       Ended                  Ended
                                                    December 31,           December 31,
                                                        2014                   2013
                                                    ------------           ------------
Revenue                                             $         --           $      7,300
Cost of goods sold                                           922                  1,027
                                                    ------------           ------------
      Gross profit (loss)                                   (922)                 6,273
                                                    ------------           ------------
Operating expenses:
  General and administrative                             117,324                116,511
  Sales and marketing                                         --                     75
  Amortization of intangible assets                           --                 10,362
                                                    ------------           ------------
      Total operating expenses                           117,324                126,948
                                                    ------------           ------------

Loss from operations                                    (118,246)              (120,675)

Other (income) expense
  Interest expense                                        17,314                 26,401
  Gain on Extinguishment of Debt                              --               (635,903)
                                                    ------------           ------------
Income (loss) before income taxes                       (135,560)               488,827
Provision for income taxes                                    --                     --
                                                    ------------           ------------

Net income (loss)                                   $   (135,560)          $    488,827
                                                    ============           ============

Net income (loss) per share basic                   $      (0.00)          $       0.01
                                                    ============           ============
Net income (loss) per share diluted                 $      (0.00)          $       0.01
                                                    ============           ============
Weighted average common shares outstanding
 used in per share calculations - basic               68,090,590             68,090,590
                                                    ============           ============
Weighted average common shares outstanding
 used in per share calculations - diluted             68,090,590             70,854,289
                                                    ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months         Three Months
                                                             Ended                Ended
                                                          December 31,         December 31,
                                                              2014                 2013
                                                           ----------           ----------
Cash flows from operating activities:
  Net income (loss)                                        $ (135,560)          $  488,827
  Adjustments to reconcile net income (loss) to net cash
    Depreciation and amortization                                  --               10,398
    Gain on estinguishment of debt                                 --             (635,903)
    Changes in operating assets and liabilities:
    Accounts receivable                                            --                   39
    Accounts payable                                              375              (14,336)
    Accrued expenses                                          129,595              138,417
                                                           ----------           ----------
      Net cash used in operating activities                    (5,590)             (12,558)
                                                           ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                             5,000               15,000
                                                           ----------           ----------
      Net cash provided by financing activities                 5,000               15,000
                                                           ----------           ----------

Net change in cash and cash equivalents                          (590)               2,442
Cash and cash equivalents at beginning of period                3,157                3,070
                                                           ----------           ----------

Cash and cash equivalents at end of period                 $    2,567           $    5,512
                                                           ==========           ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                 $      984           $    1,249
                                                           ==========           ==========
  Cash paid during the period for income taxes             $       --           $       --
                                                           ==========           ==========


           See accompanying Notes to Consolidated Financial Statement

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2014
                                   (UNAUDITED)

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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $29,192,175 and negative working capital of $7,910,435 as of December 31, 2014. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2014 as reported in the Company's Form 10-K have been omitted. The results of operations for the three month period ended December 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of December 31:

                                            2014              2013
                                            ----              ----
        Percent of accounts                 100%              100%
        Number of customers                    1                2

Sales from individual customers representing 10% or more of sales consist of the following customers for the three months ended December 31:

                                            2014              2013
                                            ----              ----
        Percent of sales                      --              100%
        Number of customers                   --                2

As a result of the Company's concentration of its customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to 10 years. Betterments, renewals and extraordinary repairs that extend the lives of the assets are capitalized. Repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation applicable to assets disposed or retired are removed from the accounts, and the gain or loss on disposition is recognized in the respective period. As of December 31, 2014 and September 30, 2014 the Company's property and equipment of $568,861 is fully depreciated and shown at zero net value on the accompanying balance sheets.

NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic net income
(loss) per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. Series A convertible preferred stock totaling 2,763,699 shares have been included in the calculation of diluted net income (loss) per share for the three months ended December 31, 2013.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the three months ended December 31:

                                                 2014                 2013
                                              ----------           ----------

Series A convertible preferred stock           2,763,699                   --
                                              ==========           ==========

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

4. INVENTORIES

As of December 31 and September 30, 2014, the Company's inventories consisting of finisshd goods were fully reserved.

5. DEBT MITIGATION PROGRAM

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, during the three months ended December 31, 2013, we have eliminated $635,903 in creditor liabilities which were all previously included in accounts payable and notes payable in the accompanying balance sheets. There were no such eliminations during the three months ended December 31, 2014.

The Company will continue to conduct this analysis going forward and eliminate obligations when such obligations are no longer enforceable based on applicable law.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                          December 31,         September 30,
                                             2014                  2014
                                          ----------            ----------

Interest                                  $  358,374            $  351,659
Interest to related parties                  248,015               238,400
Compensation and related                   3,056,514             2,943,249
                                          ----------            ----------
                                          $3,662,903            $3,533,308
                                          ==========            ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2014, the Company's secretary, Ms. Visco loaned the Company an additional $5,000 for working capital. The previous note for $959,842 was amended to increase the principal due to $964,842. The principal is due in December 2014 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest.

8. COMMON STOCK

There were no stock issuances during the three months ended December 31, 2014 and 2013.

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

10. SUBSEQUENT EVENTS

In January 2015, Ms. Visco loaned the Company an additional $15,000. The terms of the loan is similar to those outlined in Note 7.

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

OVERVIEW

We market cutting-edge technology that decreases the need for water and improves the soil in the "Green Industry" consisting of agriculture, turf and horticulture.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                            Three Months           Three Months
                                               Ended                  Ended
                                            December 31,           December 31,
                                                2014                   2013
                                            ------------           ------------
                                             (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                     $         --           $      7,300
Net income (loss)                               (135,560)               488.827
Net income (loss) per share                 $      (0.00)          $       0.01
Net income (loss) per share, diluted        $      (0.00)          $       0.01

                                            December 31,           September 30,
                                                2014                   2014
                                            ------------           ------------
                                             (Unaudited)
BALANCE SHEET DATA:
Current Assets                              $      4,646           $      5,236
Total assets                                       4,646                  5,236
Total current liabilities                      7,915,079              7,780,111
Accumulated deficit                         $(29,192,175)          $(29,056,615)


THREE MONTHS ENDED DECMEBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECMEBER 31, 2013 REVENUES

Revenues for the three months ended December 31, 2014 were $0 compared to $7,300 for the three months ended December 31, 2013, a decrease of 100%. This decrease in revenue is a direct a result of the expiration of a patent in April 2014 for which royalties were generated in the prior year. Lack of funds reduces our efforts in sales and marketing.

COST OF SALES

Cost of goods sold decreased to $922 for the three months ended December 31, 2014 from $1,027, for the three months ended December 31, 2013. Costs of goods sold is primarily related to storage fees incurred to store our remaining inventory, which has been fully reserved as of September 30, 2014. The Company incurs these costs event if no product revenue is realized.

OPERATING EXPENSES

Operating expenses decreased 7.6% to $117,324 from $126,948 for the three month period ended December 31, 2014 and 2013, respectively. This decrease in operating expenses was a result of decreased operations. Our general and administrative expenses increased to $117,324 for the three months ended December 31, 2014 from $116,511 for the three months ended December 31, 2013; however during the three months ended December 31, 2014 there were no sales and marketing expenses or amortization of intangible assets compared to $75 an $10,362 during the three months ended December 31, 2013.

NET LOSS

We experienced net loss from operations of $135,560 for the three months ended December 31, 2014 as compared to a net income of $488,827 for the three months ended December 31, 2013. The net income for the three months ended on December 2013 was primarily a result of the gain realized in the amount of $635,903 by the extinguishment of debt. As part of our debt mitigation program, we reviewed our long outstanding liabilities for among other things, the expiration of the statute of limitations for creditors to make claims on amounts owed. The analysis was based on applicable law in the state where the liability originated. There were no such gains recognized during the three months ended December 31, 2014. The Company will continue to analyze past due payables in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2,567 and $3,157 at December 31, 2014 and September 30, 2014, respectively. Net cash used in operating activities was $5,590 for the period ended December 31, 2014 compared to $12,558 during the period ended December 31, 2013. Net cash provided by financing activities was $5,000 for the period ended December 31, 2014 compared to $15,000 for the comparable period ended December 31, 2013.

We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements. During the three months ended December 31, 2014, the Company's secretary, Ms. Visco loaned the Company an additional $5,000 for working capital. The previous note for $959,842 was amended to increase the principal due to $964,842. Interest expense for the three months ended December 31, 2014 and 2013 was $17,314 and $26,401, respectively.

We have a working capital deficit $7,910,435 as of December 31, 2014 compared to working capital deficit of $7,774,875 as of September 30, 2014. Our increase in current liabilities is directly related to additional accrual for salaries and interest.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern in our most recent 10-K for the year ended September 30, 2014.

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

DATED: February 13, 2015

AMERICAN SOIL TECHNOLOGIES, INC.


By: /s/ Carl P. Ranno
----------------------------------------
Carl P. Ranno
Its: President, Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)