Form 10-Q
period 2015-03-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2015-05-19
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended March 31, 2015

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

As of May 19, 2015, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                        3

         Consolidated Balance Sheets - March 31, 2015
         and September 30, 2014                                               3

         Consolidated Statements of Operations -
         For the three and six months ended March 31, 2015 and 2014           4

         Consolidated Statements of Cash Flows -
         For the six months ended March 31, 2015 and 2014                     5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          11

Item 4.  Controls and Procedures                                             11

Item 4T.  Controls and Procedures                                            11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 1A. Risk Factors                                                        12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Mine Safety Disclosures                                             12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12

SIGNATURES                                                                   12

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   March 31,            September 30,
                                                                                     2015                   2014
                                                                                 ------------           ------------
Assets:
  Current assets
    Cash and cash equivalents                                                    $      1,690           $      3,157
    Accounts receivable, net of allowance of $35,088 at
     March 31, 2015 and September 30, 2014, respectively                                1,403                  1,403
    Prepaid expenses and other current assets                                           2,476                    676
                                                                                 ------------           ------------
Total current assets                                                                    5,569                  5,236
Property and equipment, net                                                                --                     --
                                                                                 ------------           ------------

Total assets                                                                     $      5,569           $      5,236
                                                                                 ============           ============

Liabilities and Stockholders' Deficit:
  Current liabilities
    Accounts payable                                                             $  1,400,393           $  1,401,376
    Accrued liabilities                                                             3,792,262              3,533,308
    Notes payable                                                                   1,747,585              1,747,585
    Notes payable to related parties                                                1,119,842              1,097,842
                                                                                 ------------           ------------
Total liabilities                                                                   8,060,082              7,780,111
                                                                                 ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at March 31, 2015 and
   September 30, 2014, respectively                                                 1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at March 31, 2015 and
   September 30, 2014, respectively                                                    68,091                 68,091
  Additional paid-in capital                                                       19,831,800             19,831,800
  Accumulated deficit                                                             (29,336,253)           (29,056,615)
                                                                                 ------------           ------------
Total stockholders' deficit                                                        (8,054,513)            (7,774,875)
                                                                                 ------------           ------------

Total liabilities and stockholders' deficit                                      $      5,569           $      5,236
                                                                                 ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months      Three Months        Six Months         Six Months
                                                   Ended             Ended              Ended              Ended
                                                  March 31,         March 31,          March 31,          March 31,
                                                    2015              2014               2015               2014
                                                ------------      ------------       ------------       ------------
Revenue                                         $         --      $     19,693       $         --       $     26,993
Cost of goods sold (excluding amortization
 of intangible assets)                                   727             2,243              1,650              3,270
                                                ------------      ------------       ------------       ------------
Gross profit                                            (727)           17,450             (1,650)            23,723
                                                ------------      ------------       ------------       ------------
Operating expenses:
  General and administrative                         126,401           132,189            243,725            248,700
  Sales and marketing                                     --                50                 --                125
  Amortization of intangible assets                       --                --                 --             10,362
                                                ------------      ------------       ------------       ------------
Total operating expenses                             126,401           132,239            243,725            259,187
                                                ------------      ------------       ------------       ------------

Loss from operations                                (127,128)         (114,789)          (245,375)          (235,464)

Other (income) expense:
  Interest expense                                    16,949            16,869             34,263             43,270
  Gain on Extinguishment of Debt                          --                --                 --           (635,903)
                                                ------------      ------------       ------------       ------------
Income (loss) before income taxes                   (144,077)         (131,658)          (279,638)           357,169
Provision for income taxes                                --                --                 --                 --
                                                ------------      ------------       ------------       ------------

Net Income (loss)                               $   (144,077)     $   (131,658)      $   (279,638)      $    357,169
                                                ============      ============       ============       ============

Net income (loss) per share basic               $      (0.00)     $      (0.00)      $      (0.00)      $       0.01
                                                ============      ============       ============       ============

Net income (loss) per share diluted             $      (0.00)     $      (0.00)      $      (0.00)      $       0.01
                                                ============      ============       ============       ============
Weighted average common shares outstanding
 used in per share calculations - basic           68,090,590        68,090,590         68,090,590         68,090,590
                                                ============      ============       ============       ============
Weighted average common shares outstanding
 used in per share calculations - diluted         68,090,590        68,090,590         68,090,590         70,854,289
                                                ============      ============       ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months           Six Months
                                                                    Ended                Ended
                                                                   March 31,            March 31,
                                                                     2015                 2014
                                                                  ----------           ----------
Cash flows from operating activities:
  Net loss                                                        $ (279,638)          $  357,169
  Adjustments to reconcile net income (loss) to net cash
    Gain on extinguishment of liabilities                                 --             (635,903)
    Depreciation and amortization                                         --               10,436
  Changes in operating assets and liabilities:
    Accounts receivable                                                   --               (3,625)
    Prepaid expenses and other assets                                 (1,800)                  --
    Accounts payable                                                    (983)             (31,485)
    Accrued liabilities                                              258,954              267,524
                                                                  ----------           ----------
        Net cash used in operating activities                        (23,467)             (35,884)
                                                                  ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                                   22,000               35,000
                                                                  ----------           ----------
        Net cash provided by financing activities                     22,000               35,000
                                                                  ----------           ----------

Net decrease in cash and cash equivalents                             (1,467)                (884)
Cash and cash equivalents at beginning of period                       3,157                3,070
                                                                  ----------           ----------

Cash and cash equivalents at end of period                        $    1,690           $    2,186
                                                                  ==========           ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                        $      855           $    1,029
                                                                  ==========           ==========
  Cash paid during the period for income taxes                    $       --           $       --
                                                                  ==========           ==========


           See accompanying Notes to Consolidated Financial Statement

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)


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

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $29,336,253 and negative working capital of $8,054,513 as of March 31, 2015. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2014 as reported in the Company's Form 10-K have been omitted. The results of operations for the three and six month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2014.

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

CONCENTRATION OF CREDIT RISK
One (1) customer made up 100% of the accounts receivable balance as of March 31, 2015 and September 30, 2014. One (1) customer made up 100% of the revenue during the three and six months ended March 31, 2014. There was no revenue during the three and six months ended March 31, 2015, respectively.

As of April 2014, the Company stopped receiving royalty revenue from the customer that made up the revenue concentration noted above due to the expiration of the related patent. The loss of this customer has materially and adversely affected the Company's consolidated financial position, results of operations and cash flows as the customer was the Company's primary source of revenue during recent years.

NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic net income
(loss) per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. Series A convertible preferred stock totaling 2,763,699 shares have been included in the calculation of diluted net income (loss) per share for the three months ended March 31, 2015

NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements--Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company's financial statements.

In April 2015, the FASB issued Accounting Standard Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

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

4. INVENTORIES

As of March 31, 2015 and September 30, 2014, the Company's inventories were fully reserved.

5. DEBT MITIGATION PROGRAM

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. Based on our determinations and findings, fiscal 2014, we eliminated $635,903 in creditor liabilities which were all previously included in accounts payable and notes payable in the accompanying balance sheets. There were no such eliminations during the six months ended March 31, 2015.

The Company will continue to conduct this analysis going forward and eliminate obligations when such obligations are no longer enforceable based on applicable law.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                               March 31,         September 30,
                                                 2015                2014
                                              ----------          ----------
Interest                                      $  364,947          $  351,659
Interest to related parties                      257,536             238,400
Compensation and related                       3,169,779           2,943,249
                                              ----------          ----------
                                              $3,792,262          $3,533,308
                                              ==========          ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, the Company's secretary, Ms. Visco loaned the Company an additional $17,000 for working capital. The previous note for $964,842 was amended to increase the principal due to $981,842. The principal is due in December 2015 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest.

8. COMMON STOCK

There were no stock issuances during the three and six months ended March 31, 2015 and 2014.

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

9. SUBSEQUENT EVENTS

On April 2, 2015 Ms. Visco loaned the Company an additional $5,000. The terms of the loan as similar to those outlined in Note 7.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                           Six Months             Six Months
                                             Ended                  Ended
                                         March 31, 2015         March 31, 2014
                                         --------------         --------------
                                           (Unaudited)            (Unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue                                   $         --           $     26,993
Net income (loss)                             (279,638)               357,169
Net income (loss) per share               $      (0.00)          $       0.01
Net income (loss) per share, diluted      $      (0.00)          $       0.01

                                         March 31, 2015       September 30, 2014
                                         --------------       ------------------
                                           (Unaudited)
BALANCE SHEET DATA:
Current Assets                            $      5,569           $      5,236
Current liabilities                          8,060,082              7,780,111
Accumulated deficit                       $(29,336,253)          $(29,056,615)

SIX MONTHS ENDED MARCH 31, 2015 COMPARED TO SIX MONTHS ENDED MARCH 31, 2014

REVENUES

Revenues for the six months ended March 31, 2015 were $0 compared to $26,993 for the six months ended March 31, 2014, a decrease of 100%. This decrease in revenue is a direct a result of the expiration of a patent in April 2014 for which royalties were generated in the prior year but not the current year. In addition, there have been no product sales during the current fiscal year. Lack of funds reduces our efforts in sales and marketing.

COST OF SALES

Cost of goods sold decreased to $1,650 for the six months ended March 31, 2015 from $3,270, for the six months ended March 31, 2014. Costs of goods sold are primarily related to storage fees incurred to store our remaining inventory, which has been fully reserved as of September 30, 2014. The Company incurs these costs even if no product revenue is realized.

OPERATING EXPENSES

Operating expenses decreased 6.0% to $243,725 from $259,187 for the six month period ended March 31, 2015 and 2014, respectively. This decrease in operating expenses was a result of decreased operations. Our general and administrative expenses decreased to $243,725 for the six months ended March 31, 2015 from $248,700 for the six months ended March 31, 2014; however during the six months ended March 31, 2015 there were no sales and marketing expenses or amortization of intangible assets compared to $125 and $10,362 during the six months ended March 31, 2014.

NET LOSS

We experienced net loss from operations of $279,638 for the six months ended March 31, 2015 as compared to net income of $357,169 for the six months ended March 31, 2014. The difference in the six months ended on March 31, 2014 was primarily a result of the gain realized in the amount of $635,903 by the extinguishment of debt. As part of our debt mitigation program, we reviewed our long outstanding liabilities for among other things, the expiration of the statute of limitations for creditors to make claims on amounts owed. The analysis was based on applicable law in the state where the liability originated. There were no such gains recognized during the six months ended March 31, 2015. The Company will continue to analyze past due payables in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,690 and $3,157 at March 31, 2015 and September 30, 2014, respectively. Net cash used in operating activities was $23,467 for the period ended March 31, 2015 compared to $35,884 during the period ended March 31, 2014. Net cash provided by financing activities was $22,000 for the period ended March 31, 2015 compared to $35,000 for the comparable period ended March 31, 2014.

We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements. During the six months ended March 31, 2015, the Company's secretary, Ms. Visco loaned the Company an additional $22,000 for working capital. The previous note for $964,842 was amended to increase the principal due to $981,842.

Interest expense for the six months ended March 31, 2015 and 2014 was $34,263 and $43,270, respectively.

We have a working capital deficit $8,054,513 as of March 31, 2015 compared to working capital deficit of $7,774,875 as of September 30, 2014. Our increase in current liabilities is directly related to additional accrual for salaries and interest.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $29,336,253 and a working capital deficit of approximately $8,054,513 as of March 31, 2015. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

DATED: May 19, 2015

AMERICAN SOIL TECHNOLOGIES, INC.


By: /s/ Carl P. Ranno
   -------------------------------------
Carl P. Ranno
Its: President, Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)