Form 10-K
period 2015-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2016-01-13
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2015
                                       or

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

As of January 12, 2015, the aggregate market value of our common stock held by non-affiliates was approximately $249,514 (based upon 24,951,469 shares at $0.01 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) RegistrationStatement on Form SB-2, filed on July 2, 1997, as amended (Registration No.333-30583); Form 8-K disclosing a change in Registered Certifying Accounts, filed on May 15, 2007; Form 10K for the fiscal year ended September 30, 2012 filed on January 7, 2013; Form 10Q for the quarterly period ended December 31, 2012 filed on February 14, 2013 and as amended and filed on February 15, 2013; Form 10Q for the quarterly period ended March 31, 2013 filed on May 15, 2013; Form 10Q for the quarterly period ended June 30, 2013 filed on August 12, 2013; Form 10-K for fiscal year ended September 30, 2013 filed on January 14, 2014; Form 10Q for the quarterly period ended December 31, 2013 filed on February 18, 2014; Form 10Q for the quarterly period ended March 30, 2014 filed on May 19, 2014; Form 10Q for the quarterly period ended June 30, 2014 filed on August 11, 2014; Form 10-K for fiscal year ended September 30, 2014 filed on January 13, 2013 and as amended and filed on January 14, 2015; Form 10Q for the quarterly period ended December 31, 2014 filed on February 13, 2015; Form 10Q for the quarterly period ended March 30, 2015 filed on May 15, 2015; Form 10Q for the quarterly period ended June 30, 2015 filed on August 19, 2015.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1    DESCRIPTION OF BUSINESS..........................................   3

ITEM 2    DESCRIPTION OF PROPERTY..........................................   5

ITEM 3    LEGAL PROCEEDINGS................................................   5

ITEM 4    MINE SAFETY DISCLOSURES..........................................   6

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   6

ITEM 6    SELECTED FINANCIAL DATA..........................................   7

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................   7

ITEM 8    FINANCIAL STATEMENTS.............................................  11

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.........................................  11

ITEM 9A   CONTROLS AND PROCEDURES..........................................  11

ITEM 9B   OTHER INFORMATION................................................  11

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................  12

ITEM 11   EXECUTIVE COMPENSATION...........................................  13

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..................................  17

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  17

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................  18

ITEM 15   EXHIBITS ........................................................  18

SIGNATURES.................................................................  20

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

We are not aware of any competition to Nutrimoist L(R).

The slow release fertilizer Soil Medic does not seem to have competition at this time however, the patent which relates to the technology expired in fiscal 2014.

There is some competition for the organic products that have been previously distributed that stem from Smart World.

SOURCES AND AVAILABILITY OF RAW MATERIAL AND PRINCIPAL SUPPLIERS

Our products are proprietary blends that include cross-linked micro grain polymer in the blend. Cross-linked polymer is manufactured by several chemical companies. All other components of our products are readily available commercially throughout the world. Agriblend(R) products are custom blended in accordance with our specifications at a blending facility located near Truth or Consequences, New Mexico. Our warehouse facilities are located in Phoenix, Arizona and Northridge, , California. Nutrimoist L(R) is blended by us through contract blenders and is a combination of different formulations, which include our polymer products. Our organic products were manufactured at our former Smart World plant in Hudson, Florida. These organic products are no longer produced. The Agro Tower is manufactured for us by Make-It Manufacturing in Paso Robles, California.

DEPENDENCE ON MAJOR CUSTOMERS

We are now dependent on one customers for a substantial portion of our sales of any product.

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

RESEARCH AND DEVELOPMENT COSTS

We have not spent material amounts for research and development during the years ended September 30, 2015 and 2014.

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

A creditor of Smart World Organics had taken four Florida judgments against it as well as American Soil. On November 11, 2015 a judgment was domesticated and entered in California against the Company and Smart World Organics in the amount of $54,300. This amount had been carried as a debt of the Company.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the Symbol "SOYL." Set forth below is the trading history of our common stock without retail mark-up, mark-down or commissions:

                                            High            Low
                                             ----            ---
2014
  First Quarter                              0.024          0.006
  Second Quarter                             0.02           0.011
  Third Quarter                              0.017          0.015
  Fourth Quarter                             0.08           0.012

2015
  First Quarter                              0.014          0.0062
  Second Quarter                             0.009          0.006
  Third Quarter                              0.0072         0.006
  Fourth Quarter                             0.0075         0.004

On January 12, 2015 the closing stock price was $0.01

The above quotations are inter-dealer quotations from market makers of our common stock. At certain times the actual closing or opening quotations may not represent actual trades that took place.

HOLDERS

As of December, 2015, there were 283 shareholders holding certificated securities and approximately 545 shareholders currently listed in the Depository Trust Company as holding shares in brokerage accounts. Our transfer agent is Standard Registrar & Transfer Company 1528 South 1840 East, Draper, Utah 84020.

DIVIDENDS

We have paid no dividends on our common stock since inception and do not anticipate or contemplate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, our selected financial information:

                                     Fiscal Year Ended        Fiscal Year Ended
                                     September 30, 2015       September 30, 2014
                                     ------------------       ------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                $      3,043             $     29,568
Loss From Operations                       (488,393)                (476,580)
Net Income (Loss)                          (558,116)                  80,819
Net Income (Loss) Per Share            $      (0.01)            $       0.00

BALANCE SHEET DATA:
Current Assets                         $      9,653             $      5,236
Total Assets                                  9,653                    5,236
Total Current Liabilities                 8,342,644                7,780,111
Accumulated Deficit                     (29,614,731)             (29,056,615)
Stockholders' Deficit                  $ (8,332,991)            $ (7,774,875)


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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

REVENUES

Revenues for the fiscal year-ended September 30, 2015 were $3,043 compared to $29,568 for the fiscal year ended September 30, 2014, a decrease of 90%. This decrease in revenue is directly related to our inability to properly market and sell our products caused by a lack of operating capital as well as the expiration of our Soil Medic Patent in April 2014, after which royalties ceased.

COST OF SALES

Cost of goods sold decreased to $5,932 for the fiscal year ended September 30, 2015 from $9,442 for the fiscal year ended September 30, 2014. The decrease in the cost of sales directly relates to the reduction in revenue producing activity not related to royalty revenue, net of additional reserve on our remaining inventory. Our gross margins were (95%) and 68% for the years ended September 30, 2015 and 2014, respectively. The decrease in our gross margins was caused by the lack of royalty revenue compared to traditional sale of goods in fiscal 2015.

OPERATING EXPENSES

General and administrative expenses decreased approximately 1% for the fiscal year ended September 30, 2015 due to a reduction in general operational expenses.

Sales and marketing expenses decreased to $0 because of a lack of operating capital.

In fiscal 2015, the amortization expense of intangible assets was $0 as the Soil Medic patent it related to expired and no additional amortization was necessary as the patent was fully amortized.

INTEREST EXPENSE

Interest expense decreased 11% for the fiscal year ended September 30, 2015 from the period ended September 30, 2014. This decrease resulted from our debt mitigation in which certain debt was extinguished during the first quarter of fiscal 2014.

NET INCOME (LOSS)

The net loss in the year ended September 30, 2015 was $(558,116) compared to net income during the year ended September 30, 2014 of $80,619. The net income realized during the year ended September 30, 2014, was directly the result of the gain realized in the amount of $635,903 by the extinguishment of debt. We did not extinguish debt during fiscal year 2015.

SEASONALITY

Due to the lack of revenue producing activities in recent years, the Company has not experienced seasonality declines on revenues. Historically, our efforts in the United States have focused on the southern states and therefore generally experience year round growing cycles, with the sale of the agricultural products preceding the growing cycle of various crops. International sales have not been significant during recent years. If the Company is able to expand into the residential and commercial segments nationally, we will experience some seasonal declines in sales during the fall and winter quarters in less temperate climates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $4,531 and $3,157 at September 30, 2015 and 2014, respectively. Net cash used by operations was $47,626 for the year ended September 30, 2015 as compared to $45,913 for the year ended September 30, 2014.

We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements. During the year ended September 30, 2015 the Company borrowed an additional $49,000 from this officer and shareholder which makes up the total amounts received from financing activities. The officer's previous note was amended with a new principal balance of $1,008,842. Subsequent to September 30, 2015, the officer loaned an additional $13,000.

As of September 30, 2015 we had a working capital deficit of $8,332,991 (current assets less current liabilities) compared to a deficit of $7,774,875 as of September 30, 2014. The increase in the working capital deficit has been caused by an increase in our current liabilities, mostly related to accrued and unpaid wages.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $29,614,731 and a working capital deficit of $8,332,991 as of September 30, 2015. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated by our internal workforce and the ability of our distribution and sales network to grow.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are: allowance for doubtful accounts, inventories and related reserves, and litigation. Our most critical accounting policies applicable to the periods presented are noted below. For additional information see Note 2, "Summary of Significant Accounting Policies" in the notes to our financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors and executive officers are as follows:

Name                      Age                     Position
----                      ---                     --------

Carl P. Ranno             76       Director, Chief Executive Officer, President,
                                   Chief Financial Officer

Neil C. Kitchen           67       Director, Vice President

Diana Visco               58       Secretary

Scott Baker               58       Director

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

      Name and                                                                   Non-Equity
      Principal                                            Stock     Option    Incentive Plan     All Other
      Position         Year   Salary ($)(1)   Bonus($)   Awards($)  Awards($)  Compensation($)  Compensation($)  Total($)
      --------         ----   -------------   --------   ---------  ---------  ---------------  ---------------  --------
Carl P. Ranno,         2015     $200,000        $0          $0         $0            $0              $0          $200,000
CEO, President, CFO    2014     $200,000        $0          $0         $0            $0              $0          $200,000
(Principal Executive
Officer)

Neil C. Kitchen,       2015     $134,500        $0          $0         $0            $0              $0          $134,500
Vice President         2014     $134,500        $0          $0         $0            $0              $0          $134,500

Diana Visco            2015     $ 85,000        $0          $0         $0            $0              $0          $ 85,000
Secretary              2014     $ 85,000        $0          $0         $0            $0              $0          $ 85,000

----------
(1) All salaries for 2015 and 2014 were accrued in the Company's balance sheet, but not paid. No salaries and wages have been paid to the above named officers during the years ended September 30, 2015, 2014, or through the date of this report.

GRANTS OF PLAN-BASED AWARDS

We did not grant any plan-based awards during this fiscal year ended September 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There are no outstanding equity awards as of September 30, 2015

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

The 2005 Plan has two separate components: the option grant program and the stock issuance program. To date, 498,240 shares of common stock have been issued pursuant to the stock issuance component of the 2005 Plan,

As of September 30, 2015, there are no options that remain outstanding from the 2005 Plan.

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

Note payable to Diana Visco in the amount of $1,008,842 bearing interest at the prime rate of 3.25% at September 30, 2015 with interest payable monthly. The note is unsecured and is due in December 2015.

In December of 2013, we moved our offices to a location in Northridge, CA from a related party and does not require lease payments as our presence in the facility nominal.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our accountants dbbmckennon, a registered public accounting firm, was our independent auditor and examined our financial statements to September 30, 2015 and performed the services listed below.

AUDIT FEES

The fees from dbbmckennon for professional services rendered for the audit of our annual financial statements included in this Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during the years ended September 30, 2015 and 2014 was $16,000 and $20,000, respectively.

AUDIT RELATED FEES

The accounting firm of dbbmckennon was not paid additional fees during that period for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

Tax filings have not been completed for the 2015 or 2014 fiscal year, thus no fees were paid.

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

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: January 13, 2016        By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer
                                   (Principal Executive Officer, Principal
                                   Financial Officer and Principal Accounting
                                   Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Soil Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Soil Technologies, Inc. and subsidiary, (collectively the "Company") as of September 30, 2015 and 2014 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Soil Technologies, Inc. and subsidiary as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ dbbmckennon
----------------------------------
Newport Beach, California
January 13, 2016

                        American Soil Technologies, Inc.
                           Consolidated Balance Sheets

                                                                              September 30, 2015     September 30, 2014
                                                                              ------------------     ------------------
Assets:

Current assets
  Cash and cash equivalents                                                       $      4,531           $      3,157
  Accounts receivable, net of allowance of $35,088 at
   September 30, 2015 and 2015, respectively                                             4,446                  1,403
  Prepaid expenses and other current assets                                                676                    676
                                                                                  ------------           ------------

      Total assets                                                                $      9,653           $      5,236
                                                                                  ============           ============
Liabilities and Stockholders' Deficit:

Current liabilities
  Accounts payable                                                                $  1,396,382           $  1,401,376
  Accrued liabilities                                                                4,051,835              3,533,308
  Notes payable                                                                      1,747,585              1,747,585
  Notes payable to related parties                                                   1,146,842              1,097,842
                                                                                  ------------           ------------
      Total liabilities                                                              8,342,644              7,780,111
                                                                                  ------------           ------------
Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at September 30, 2015
   and 2014, respectively                                                            1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at September 30, 2015
   and 2014, respectively                                                               68,091                 68,091
  Additional paid-in capital                                                        19,831,800             19,831,800
  Accumulated deficit                                                              (29,614,731)           (29,056,615)
                                                                                  ------------           ------------
      Total stockholders' deficit                                                   (8,332,991)            (7,774,875)
                                                                                  ------------           ------------

      Total liabilities and stockholders' deficit                                 $      9,653           $      5,236
                                                                                  ============           ============


                See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Operations

                                                     Year Ended                Year Ended
                                                 September 30, 2015        September 30, 2014
                                                 ------------------        ------------------
Revenue                                             $      3,043              $     29,568
Cost of goods sold (excluding amortization
 of intangible assets)                                     5,932                     9,442
                                                    ------------              ------------
      Gross profit                                        (2,889)                   20,126
                                                    ------------              ------------
Operating expenses:
  General and administrative                             485,504                   486,219
  Sales and marketing                                         --                       125
  Amortization of intangible assets                           --                    10,362
                                                    ------------              ------------
      Total operating expenses                           485,504                   496,706
                                                    ------------              ------------

Loss from operations                                    (488,393)                 (476,580)

Other (income) expense
  Interest expense                                        68,923                    77,704
  Gain on Extinguishment of debt                              --                  (635,903)
                                                    ------------              ------------
Income (Loss) before income taxes                       (557,316)                   81,619
Provision for income taxes                                   800                       800
                                                    ------------              ------------

Net income (loss)                                   $   (558,116)             $     80,819
                                                    ============              ============

Net loss per share basic and diluted                $      (0.01)             $       0.00
                                                    ============              ============
Weighted average shares basic                         68,090,590                68,090,590
                                                    ============              ============
Weighted average shares diluted                       68,090,590                70,854,429
                                                    ============              ============


                 See Notes to Consolidated Financial Statements

                        American Soil Technologies, Inc.
                Consolidated Statements of Stockholders' Deficit

                                   Series A Preferred           Common Stock
                                  -------------------       -------------------     Paid-in       Accumulated
                                  Shares       Amount       Shares       Amount     Capital         Deficit          Total
                                  ------       ------       ------       ------     -------         -------          -----
Balance at September 30, 2013    2,763,699     1,381,849   68,090,590     68,091    19,831,800    (29,137,434)     (7,855,694)

Net income                              --            --           --         --            --         80,819          80,819
                                 ---------    ----------   ----------   --------   -----------   ------------   -------------

Balance at September 30, 2014    2,763,699     1,381,849   68,090,590     68,091    19,831,800    (29,056,615)     (7,774,875)
                                 ---------    ----------   ----------   --------   -----------   ------------   -------------

Net loss                                --            --           --         --            --       (558,116)       (558,116)
                                 ---------    ----------   ----------   --------   -----------   ------------   -------------

Balance at September 30, 2015    2,763,699    $1,381,849   68,090,590   $ 68,091   $19,831,800   $(29,614,731)   $ (8,332,991)
                                 =========    ==========   ==========   ========   ===========   ============    ============


                See Notes to Consolidated Financial Statements.

                        American Soil Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                   Year Ended               Year Ended
                                                               September 30, 2015       September 30, 2014
                                                               ------------------       ------------------
Cash flows from operating activities:
  Net income (loss)                                                 $(558,116)               $  80,819
  Adjustments to reconcile net income (loss) to net cash:
    Gain on extinguishment of debt                                         --                 (635,903)
    Impairment of inventory                                                --                    4,526
    Depreciation and amortization                                          --                   10,437
  Changes in operating assets and liabilities:
    Accounts receivable                                                (3,043)                     704
    Accounts payable                                                   (4,994)                 (29,453)
    Accrued expenses                                                  518,527                  522,957
                                                                    ---------                ---------
 Net cash used in operating activities                                (47,626)                 (45,913)
                                                                    ---------                ---------
Cash flows from financing activities:
  Proceeds from related party notes                                    49,000                   46,000
                                                                    ---------                ---------
Net cash provided by financing activities                              49,000                   46,000
                                                                    ---------                ---------

Net increase in cash and cash equivalents                               1,374                       87
Cash and cash equivalents at beginning of period                        3,157                    3,070
                                                                    ---------                ---------

Cash and cash equivalents at end of period                          $   4,531                $   3,157
                                                                    =========                =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                          $   3,454                $   4,308
  Cash paid during the period for taxes                             $      --                $      --


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

GOING CONCERN AND MANAGEMENT'S PLANS
The Company has sustained significant losses and has an accumulated deficit of $29,614,731 and negative working capital of $8,332,991 as of September 30, 2015. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and generating positive cash flows from operations. The Company intends to seek additional capital either through debt or equity offerings and is attempting to increase sales volume and operating margins to achieve profitability. Due to the current economic environment and the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to raise capital or sustain profitable operations, the Company may have to curtail or discontinue operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of American Soil Technologies, Inc, and its wholly-owned subsidiary, Smart World Organics, Inc. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include the allowance for doubtful accounts.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

ACCOUNTS RECEIVABLE
The Company utilizes the allowance method to provide a reserve for uncollectible accounts. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company records a reserve for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

LONG-LIVED ASSETS
The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairments were deemed necessary during fiscal 2015 and 2014.

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

As of September 30, 2015 and 2014, the Company had no material level 1, 2, or 3 assets or liabilities.

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

CONCENTRATION OF CREDIT RISK
Accounts receivable from individual customers representing 10% or more of the net accounts receivable balance consists of the following as of September 30:

                                            2015             2014
                                            ----             ----
Percent of accounts receivable              100%             100%
Number of customers                           1                1

Sales from individual customers representing 10% or more of sales consist of the following customers for the years ended September 30:

                                            2015             2014
                                            ----             ----
Percent of sales                            100%              95%
Number of customers                           1                1

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the following periods:

                                                   2015                 2014
                                                ----------           ----------
Series A convertible preferred stock             2,763,699                    0
                                                ----------           ----------
                                                 2,763,699                    0
                                                ==========           ==========

RECENT ACCOUNTING PRONOUNCEMENTS

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

3. INVENTORIES

As of September 30, 2015 and 2014 all of the Company's inventory consisting of finished goods were fully reserved.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment have been fully depreciated at September 30:

                                   Estimated
                                  useful life
                                  (in years)         2015               2014
                                  -----------     ----------         ----------

Machinery                            10           $  543,793         $  543,793
Office furnishings, fixtures
 and equipment                      3-5               25,068             25,068
                                                  ----------         ----------
                                                     568,861            568,861
Less accumulated depreciation                       (568,861)          (568,861)
                                                  ----------         ----------
                                                  $       --         $       --
                                                  ==========         ==========

Depreciation expense for the year ended September 30, 2015 and 2014 was $0 and $75 respectively.

5. INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the components of intangible assets:

                                               Soil Medic patent
                                               -----------------
Balance at September 30, 2013                     $ 10,362
 Additions                                              --
 Amortization                                      (10,362)
 Impairment                                             --
                                                  --------
Balance at September 30, 2014                     $     --
 Additions                                              --
 Amortization                                           --
 Impairment                                             --
                                                  --------
Balance at September 30, 2015                     $     --
                                                  ========
Weighted average remaining life at:

September 30, 2015                                     0.0
September 30, 2014                                     0.1

Amortization expense was $0 and $10,362 for the years ended September 30, 2015 and 2014, respectively. The patent related to the intangible asset expired in fiscal 2014.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consisted of the following at September 30:

                                                   2015                2014
                                                ----------          ----------
Accounts payable                                $  466,650          $  468,713
Accounts payable - related party                   325,811             328,742
Accrued litigation                                 603,921             603,921
                                                ----------          ----------
                                                $1,396,382          $1,401,376
                                                ==========          ==========
DEBT MITIGATION

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to enforce collection of any amounts they might be owed has now elapsed. During the year ended September 30, 2014, we eliminated $286,879 in creditor liabilities which were previously included in the accounts payable as well $349,024 in notes payable previously included in the consolidated balance sheet.

The Company will continue to conduct analysis on creditor obligations to determine when and if they are no longer enforceable.

Accrued expenses consisted of the following at September 30:

                                                   2015                2014
                                                ----------          ----------
Interest                                        $  378,308          $  351,659
Interest to related parties                        277,219             238,400
Compensation and related                         3,396,308           2,943,249
                                                ----------          ----------
                                                $4,051,835          $3,533,308
                                                ==========          ==========
7. NOTES PAYABLE

Notes payable consists of the following at September 30:

                                                                                2015               2014
                                                                            -----------        -----------
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

Note payable to a related  party,  original  balance of                          88,000             88,000
$85,000 bearing interest at prime rate payable monthly.
Note is unsecured and was due August 31, 2011.

Note payable to Diana Visco  bearing  interest at the                         1,008,842            959,842
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

Notes  payable to  various  individuals  with  interest                         112,585            112,585
rates  ranging from 6% to 20%. The notes are  currently
in default.

Convertible  debenture  to an unrelated  party  bearing                          75,000             75,000
interest  at a rate  of 10%  per  annum  with  interest
payable  quarterly.  The principal was convertible  into
common stock at a conversion  price of $0.19 per share.
Note is unsecured and was due on July 18, 2009.
                                                                            -----------        -----------
                                                                              2,894,427          2,845,427
                                                                            -----------        -----------

      Current portion                                                        (2,894,427)        (2,845,427)
                                                                            -----------        -----------
      Long-term portion                                                     $        --        $        --
                                                                            ===========        ===========

All notes, with the exception of the note to Diana Visco due in December 2015 are currently in default and are no longer convertible based on the terms of each note. See Note 13 for the new note issued to Ms. Visco.

8. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended September 30:

                                                    2015                  2014
                                                  -------               -------
Federal                                           $    --               $    --
State                                                (800)                 (800)
                                                  -------               -------
Provision for income taxes                        $  (800)              $  (800)
                                                  =======               =======

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The differences between the federal statutory tax rate of 34% and the effective tax rates are primarily due to state income tax provisions and valuation allowance differences as follows for the years ended September 30:

                                                    2015                  2014
                                                  -------               -------
Statutory rate                                        (34%)                (34%)
Increase (decrease) in taxes resulting
 from the following:
   State income taxes, net of federal benefit           6%                   6%
   Change in valuation allowance                       28%                  27%
                                                 --------             --------
                                                        0%                   1%
                                                 ========             ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities consist of the following at September 30:

                                                  2015                 2014
                                              ------------         ------------
Deferred tax assets (liabilities):
  Current:
    Reserves and accruals                     $  1,852,899         $  1,698,637
  Non-current:
    Intangible assets                              597,000              597,000
    Net operating losses                         4,644,251            4,667,473
    Other                                           60,031               60,031
    Valuation allowance                         (7,154,181)          (7,023,141)
                                              ------------         ------------
                                              $         --         $         --
                                              ============         ============

At September 30, 2015 and 2014, the valuation allowance was increased by a total of $131,039 and decreased by $587,472 respectively. At September 30, 2015, the Company had federal net operating loss carryforwards of approximately $20,574,763 that expire from 2015 through 2034 and state net operating carryforwards of $1,086,418 expiring from 2015 through 2019. These net operating losses may be suspended or limited due to changes in State and Federal legislation, as well as a possible change in ownership as defined under Section 382 of the IRC.

The Company has not filed its United States Federal and State tax returns for the years ended 2008-2014. Management intends to comply with the requirements to file the tax returns upon raising capital. Failure to file the tax returns could result in penalties assessed against the Company. The Company has identified the United States Federal tax returns as its "major" tax jurisdiction. The United States Federal return years 2008 through 2014 are still subject to tax examination by the United States Internal Revenue Service, when filed; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2008 through 2014 and currently does not have any ongoing tax examinations.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

On or about September 21, 2007, Stockhausen, Inc. ("Stockhausen") filed a Complaint in the United States District Court, for the Middle District of North Carolina, against us seeking damages. The parties entered into a settlement agreement on June 2, 2010. Under the settlement agreement, we agreed to pay Stockhausen $250,000 on or before June 23, 2010 as a compromise to Stockhausen's claims that currently total $603,921. We further agreed that we would consent to the entry of a Judgment against us in favor of Stockhausen in the amount of $603,921 if we failed to make complete and timely payment as agreed. The Company was unable to make the agreed upon payment and on July 8, 2010, Stockhausen entered a judgment for the above stated amount against the Company. The Company has accrued $603,921 related to the litigation as of September 30, 2015 and 2014, which is included in accounts payable in the accompanying balance sheets.

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

A creditor of Smart World Organics had taken four Florida judgments against it as well as American Soil. On November 11, 2015 a judgment was domesticated and entered in California against the Company and Smart World Organics in the amount of $54,300. This amount had been carried as a debt of the Company.

11. PREFERRED STOCK

The Company has 25,000,000 preferred stock authorized of which 2,763,699 shares of $0.50 stated value Series A convertible preferred stock ("Series A Preferred") are issued and outstanding as of September 30, 2015 and 2014. The Series A Preferred have the following characteristics:

DIVIDENDS
Each holder is entitled to receive preferential quarterly dividends equal to the prime interest rate as quoted in the Wall Street Journal when and if declared by the Board of Directors, out of any assets that are legally available. If the Board of Directors declares that such dividends may only be payable in shares of common stock for any quarter, holders of Series A preferred stock have the option of accepting the dividend paid in shares of common stock of the Company, or letting the dividend accrue for a cash payment. No dividends have been declared, accrued or paid during the years ended September 30, 2015 and 2014.

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

12. COMMON STOCK

STOCK OPTIONS
On January 6, 2005, the Company enacted the 2005 Stock Option/Stock Issuance Plan (the "2005 Plan"). The 2005 Plan provides for the issuance of up to 10,000,000 shares of common stock to our directors, officers, employees and consultants in the form of stock options and shares of common stock. The 2005 Plan has two separate components: the option grant program and the stock issuance program.

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

If and when awarded, the fair value of stock options are estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term is estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price is based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future. There were no options issued during the years ended September 30, 2015 and 2014 that required valuation. All options outstanding as of September 30, 2012 expired during fiscal 2013 and were cancelled. The Company does not have any option exercisable or outstanding as of September 30, 2015 and 2014.

13. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2015, Ms. Visco loaned the Company an additional $49,000. The Company entered into a new note for $1,008,842 with Ms. Visco which superseded all previous notes. The principal is due on December 1, 2015. Interest is payable monthly based on the current Prime Rate which as of September 30, 2015 was $3.25%.

See Note 14 for additional loan subsequent to September 30, 2015

Interest expense incurred in connection with outstanding loans and notes payable to Ms. Visco or entities partially controlled was $31,957 and $30,697 for the year ended September 30, 2015 and 2014, respectively.

14. SUBSEQUENT EVENTS

Subsequent to year end, Ms. Visco loaned the Company an additional $13,000, under similar terms as previous notes.