Form 10-Q
period 2015-12-31
AMERICAN SOIL TECHNOLOGIES INC
filed 2016-02-19
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2015

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

Large accelerated filer [ ]                        Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 19, 2016, the number of shares of common stock issued and outstanding was 68,090,590.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                       3

         Consolidated Balance Sheets -
          December 31, 2015 and September 30, 2014                           3

         Consolidated Statements of Operations -
          For the three ended December 31, 2015 and 2014                     4

         Consolidated Statements of Cash Flows -
          For the three months ended December 31, 2015 and 2014              5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         10

Item 4.  Controls and Procedures                                            11

Item 4T. Controls and Procedures                                            11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 1A. Risk Factors                                                       12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Mine Safety Disclosures                                            12

Item 5.  Other Information                                                  12

Item 6.  Exhibits                                                           12

SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        AMERICAN SOIL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  December 31,           September 30,
                                                                                      2015                   2015
                                                                                  ------------           ------------
Assets:
  Current assets
    Cash and cash equivalents                                                     $      1,912           $      4,531
    Accounts receivable, net of allowance of $35,088 at
     December 31, 2015 and September 30, 2015, respectively                                 --                  4,446
    Prepaid expenses and other current assets                                              676                    676
                                                                                  ------------           ------------

Total assets                                                                      $      2,588           $      9,653
                                                                                  ============           ============

Liabilities and Stockholders' Deficit:
  Current liabilities
    Accounts payable                                                              $  1,365,365           $  1,396,382
    Accrued liabilities                                                              4,064,056              4,051,835
    Notes payable                                                                    1,747,585              1,747,585
    Notes payable to related parties                                                 1,160,842              1,146,842
                                                                                  ------------           ------------
Total liabilities                                                                    8,337,848              8,342,644
                                                                                  ------------           ------------

Stockholders' deficit:
  Series A preferred stock, $0.50 stated value, 25,000,000 shares authorized,
   2,763,699 shares issued and outstanding at December 31, 2015 and
   September 30, 2015, respectively                                                  1,381,849              1,381,849
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   68,090,590 shares issued and outstanding at December 31, 2015 and
   September 30, 2015, respectively                                                     68,091                 68,091
  Additional paid-in capital                                                        19,831,800             19,831,800
  Accumulated deficit                                                              (29,617,000)           (29,614,731)
                                                                                  ------------           ------------
Total stockholders' deficit                                                         (8,335,260)            (8,332,991)
                                                                                  ------------           ------------

Total liabilities and stockholders' deficit                                       $      2,588           $      9,653
                                                                                  ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months           Three Months
                                                       Ended                  Ended
                                                    December 31,           December 31,
                                                        2015                   2014
                                                    ------------           ------------
Revenue                                             $         --           $         --
Cost of goods sold                                            --                    922
                                                    ------------           ------------
Gross profit (loss)                                           --                   (922)
                                                    ------------           ------------
Operating expenses:
General and administrative                                 8,861                117,324
                                                    ------------           ------------
Total operating expenses                                   8,861                117,324
                                                    ------------           ------------

Loss from operations                                      (8,861)              (118,246)

Other (income) expense
Interest expense                                          17,444                 17,314
   Gain on Extinguishment of Debt                        (24,036)                    --
                                                    ------------           ------------
Income (loss) before income taxes                         (2,269)              (135,560)
Provision for income taxes                                    --                     --
                                                    ------------           ------------

Income (loss)                                       $     (2,269)          $   (135,560)
                                                    ============           ============

Net loss per share basic and diluted                $      (0.00)          $      (0.00)
                                                    ============           ============
Weighted average common shares outstanding
 used in per share calculations - basic
 and diluted                                          68,090,590             68,090,590
                                                    ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                        AMERICAN SOIL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months         Three Months
                                                             Ended                Ended
                                                          December 31,         December 31,
                                                              2015                 2014
                                                           ----------           ----------
Cash flows from operating activities:
  Net loss                                                 $   (2,269)          $ (135,560)
  Adjustments to reconcile net loss to net cash
    Depreciation and amortization                                  --                   --
    Gain on estinquishment of debt                            (24,036)                  --
  Changes in operating assets and liabilities:
    Accounts receivable                                         4,446                   --
    Accounts payable                                          (11,633)                 375
    Accrued expenses                                           16,873              129,595
                                                           ----------           ----------
          Net cash used in operating activities               (16,619)              (5,590)
                                                           ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes                            14,000                5,000
                                                           ----------           ----------
          Net cash provided by financing activities            14,000                5,000
                                                           ----------           ----------

Net change in cash and cash equivalents                        (2,619)                (590)
Cash and cash equivalents at beginning of period                4,531                3,157
                                                           ----------           ----------

Cash and cash equivalents at end of period                 $    1,912           $    2,567
                                                           ==========           ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                 $      573           $      984
                                                           ==========           ==========
  Cash paid during the period for income taxes             $       --           $       --
                                                           ==========           ==========


           See accompanying Notes to Consolidated Financial Statement

                        AMERICAN SOIL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2015
                                   (UNAUDITED)

1. BUSINESS

The Company is primarily engaged in the marketing of polymer and other soil amendments to the agricultural turf and horticulture industries. The Company's products are used to decrease water usage, increase nutrient retention in soil, enhance seed germination and sprout emergence, clarify ponds and increase the effectiveness of chemical fertilizers and biological additives. In 2006, the Company acquired Smart World Organics ("Smart World") and a patent to a slow release fertilizer. The Company also has exclusive license rights to the use of patented polymer application technique, as well as numerous patents on a unique machine designed to inject polymer and other liquid products into existing turf and some crops.

2. GOING CONCERN AND MANAGEMENT'S PLAN

The Company has sustained significant losses and has an accumulated deficit of $29,617,000 and negative working capital of $8,335,260 as of December 31, 2015. The ability of the Company to continue as a going concern is dependent upon obtaining additional capital and financing, and ultimately generating positive cash flows from operations. Management intends to seek additional capital either through debt or equity offerings. Due to the Company's current financial condition, management cannot be assured there will be adequate capital available when needed and on acceptable terms. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2015 as reported in the Company's Form 10-K have been omitted. The results of operations for the three month period ended December 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

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

NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic net income
(loss) per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. Series A convertible preferred stock totaling 2,763,699 shares have been excluded in the calculation of diluted net income (loss) per share for the three months ended December31, 2015 and 2014 as the effect of potential common shares is antidilutive.

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

4. INVENTORIES

As of December 31, 2015 and September 30, 2015, the Company's inventories were fully reserved.

5. DEBT MITIGATION PROGRAM

The Company has significant liabilities that have been incurred due to continued operating losses and the acquisition of Smart World in 2006. In order to attract potential capital, the Company has conducted analysis on past due obligations to creditors. We determined that the statute of limitations for certain of our creditors to initiate claims of any amounts they might be owed has now elapsed. Based on our determinations and findings, we eliminated $24,036 in creditor liabilities during the three months ended December 31, 2015 which were all previously included in accounts payable and accrued liabilities in the accompanying balance sheets.

The Company will continue to conduct this analysis going forward and eliminate obligations when such obligations are no longer enforceable based on applicable law.

6. ACCRUED EXPENSES

Accrued expenses consist of the following at:

                                             December 31,          September 30,
                                                 2015                  2015
                                              ----------            ----------
Interest                                      $  385,025            $  378,308
Interest to related parties                      287,374               277,219
Compensation and related                       3,391,657             3,396,308
                                              ----------            ----------
                                              $4,064,056            $4,051,835
                                              ==========            ==========

7. NOTES PAYABLES AND RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2015, the Company's secretary, Ms. Visco loaned the Company an additional $14,000 for working capital. The previous note for $1,008,842 was amended to increase the principal due to $1,022,842. The principal is due in June 2016 and interest is payable monthly, at prime rate. The note is currently in default for non-payment of interest. Subsequent to quarter end, Ms. Visco loaned the Company an additional $2,500, see Note 10.

8. COMMON STOCK

There were no stock issuances during the three months ended December 31, 2015 and 2014.

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

10. SUBSEQUENT EVENTS

On January 28, 2016 Ms. Visco loaned the Company an additional $2,500. The terms of the loan as similar to those outlined in Note 7.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

                                            Three Months           Three Months
                                               Ended                  Ended
                                            December 31,           December 31,
                                                2015                   2014
                                            ------------           ------------
                                             (Unaudited)            (Unaudited)

STATEMENT OF OPERATIONS DATA:
Revenue                                     $          0           $          0
Net loss                                          (2,269)              (135,560)
Net loss per share basic and diluted        $      (0.00)          $      (0.00)

                                            December 31,           September 30,
                                                2015                   2015
                                            ------------           ------------
                                             (Unaudited)
BALANCE SHEET DATA:
Current Assets                              $      2,588           $      9,653
Current liabilities                            8,337,848              8,342,644
Accumulated deficit                         $(29,617,000)          $(29,614,731)

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

REVENUES

There were no revenues for the three months ended December 31, 2015 and 2014. Lack of funds limits our efforts in sales and marketing.

COST OF SALES

Cost of goods sold decreased to zero for the three months ended December 31, 2015 from $922, for the three months ended December 31, 2014. Costs of goods sold are primarily related to storage fees incurred to store our remaining inventory, which has been fully reserved as of September 30, 2014.

OPERATING EXPENSES

Operating expenses decreased to $8,861 from $117,324 for the three-month period ended December 31, 2015 and 2014, respectively. This decrease in operating expenses was primarily a result of a decrease of approximately $110,000 as a result of discounting the accrual of payroll for the three months ended December 31, 2015. The Company determined that due to minimal operations, payroll will only be accrued when services are provided by remaining employees going forward. The current employees have significant amounts of accrued compensation that is unpaid.

NET LOSS

We experienced net loss from operations of $2,269 for the three months ended December 31, 2015 as compared to net loss of $135,560 for the three months ended December 31, 2014. The difference in the three months ended on December 31, 2015 was primarily a result the discontinuance of payroll. In addition, as part of our debt mitigation program, we reviewed our long outstanding liabilities for among other things, the expiration of the statute of limitations for creditors to make claims on amounts owed. The analysis was based on applicable law in the state where the liability originated. There was a $24,036 gain recognized during the three months ended December 31, 2015. The Company will continue to analyze past due payables in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,912 and $4,531 at December 31, 2015 and September 30, 2015, respectively. Net cash used in operating activities was $16,619 for the period ended December 31, 2015 compared to $5,590 during the period ended December 31, 2014. Net cash provided by financing activities was $14,000 for the period ended December 31, 2015 compared to $5,000 for the comparable period ended December 31, 2014.

We have historically relied upon one of our officers and significant shareholders to provide cash to meet short term operating cash requirements. During the three months ended December 31, 2015, the Company's secretary, Ms. Visco loaned the Company an additional $14,000 for working capital. The previous note for $1,008,842 was amended to increase the principal due to $1,022,842.

Interest expense for the three months ended December 31, 2015 and 2014 was $17,444 and $17,314, respectively.

We have a working capital deficit of $8,335,260 as of December 31, 2015 compared to working capital deficit of $8,332,991 as of September 30, 2015.

As shown in the accompanying financial statements, we have incurred an accumulated deficit of $29,617,000 and a working capital deficit of approximately $8,335,260 as of December 31, 2015. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. Our working capital and other capital requirements during the next fiscal year and thereafter will vary based on the sales revenue generated.

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

Our auditors issued an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern in our most recent 10-K for the year ended September 30, 2015.

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

A creditor of Smart World Organics had taken four Florida judgements against it as well as American Soil Technologies. On November 11, 2015 a judgment was domesticated and entered in California against the Company and Smart World Organics in the amount of $54,300. This amount has been carried as a debt of the Company.

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

DATED: February 19, 2016

AMERICAN SOIL TECHNOLOGIES, INC.


By: /s/ Carl P. Ranno
   -------------------------------------
Carl P. Ranno
Its: President, Chief Executive Officer,
     Chief Financial Officer
     (Principal Executive Officer,
     Principal Financial Officer and
     Principal Accounting Officer)