Form 10-K/A
period 2015-09-30
AMERICAN SOIL TECHNOLOGIES INC
filed 2016-09-19
CIK 1031896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of September 16, 2016 the number of shares of common stock outstanding was 68,090,590.

As of September 16, 2016 the aggregate market value of our common stock held by non-affiliates was approximately $249,514 (based upon 24,951,469 shares at $0.01 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No.333-30583); Form 8-K disclosing a change in Registered Certifying Accounts, filed on May 15, 2007; Form 10K for the fiscal year ended September 30, 2012 filed on January 7, 2013; Form 10Q for the quarterly period ended December 31, 2012 filed on February 14, 2013 and as amended and filed on February 15, 2013; Form 10Q for the quarterly period ended March 31, 2013 filed on May 15, 2013; Form 10Q for the quarterly period ended June 30, 2013 filed on August 12, 2013; Form 10-K for fiscal year ended September 30, 2013 filed on January 14, 2014; Form 10Q for the quarterly period ended December 31, 2013 filed on February 18, 2014; Form 10Q for the quarterly period ended March 30, 2014 filed on May 19, 2014; Form 10Q for the quarterly period ended June 30, 2014 filed on August 11, 2014; Form 10-K for fiscal year ended September 30, 2014 filed on January 13, 2013 and as amended and filed on January 14, 2015; Form 10Q for the quarterly period ended December 31, 2014 filed on February 13, 2015; Form 10Q for the quarterly period ended March 30, 2015 filed on May 15, 2015; Form 10Q for the quarterly period ended June 30, 2015 filed on August 19, 2015.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K amends the Annual Report on Form 10-K for the year ended September 30, 2015, filed on January 13, 2016 (the "Original Report") filed by American Soil Technologies, Inc. (the "Company") in response to an internal review by the company. The Company is amending disclosure in Item 9A. Controls and Procedures. The Company is amending this section to provide more detailed disclosure and extended disclosures to provide the shareholder more detailed information related to the Company's' Controls and Procedures. The Company is also amending Exhibits 31.1 and 31.2 Section 302 Certifications to disclose our responsibilities for establishing and maintaining internal control over financial reporting and to include paragraph (b) which indicates management has "designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) and 15d-15(c)) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

     Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K in providing reasonable assurance that information we are required to disclose in periodic reports that we file or submit to the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Our management assessed the effectiveness of its internal control over financial reporting as of September 30, 2015. In making this assessment, management used the framework set forth in the report entitled "INTERNAL CONTROL--INTEGRATED FRAMEWORK (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management believes that, as of September 30, 2015, our internal control over financial reporting was effective. However, the Company has done its evaluation without documentation because of the limited activity of the Company and as business increases we will bring in more financial personnel and document all required procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

     As of the end of the fourth quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.15    Security Agreement with Ray Nielsen, dated December 22, 2006 (9)
10.16 Purchase and Sale Agreement and Joint Escrow Instructions for Silver Terrace Nurseries, dated November 27, 2007 (12)
10.17    Employment Contract with Carl Ranno, dated May 23, 2008 (13)
10.18    Employment Contract with Neil Kitchen, dated May 23, 2008 (13)
10.19    Employment Contract with Diana Visco, dated May 23, 2008 (13)
21       Subsidiaries: Smart World Organics Inc. a Florida corporation
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101      Interactive data files pursuant to Rule 405 of Regulation S-T (14)

----------
1. Incorporated by reference from our Registration Statement on Form SB-2, filed on July 2, 1997, as amended (Registration No. 333-30583).
2. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 27, 2000 (File No. 000-22855).
3. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 3, 2006.
4. Incorporated by reference from our Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 16, 1998.
5. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2000, filed on May 15, 2000.
6. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2004, filed on May 5, 2004.
7. Incorporated by reference from our Form 10-QSB for the quarterly period ended March 31, 2006, filed on May 17, 2006.
8. Incorporated by reference from our Form 10-QSB for the quarterly period ended June 30, 2006, filed on August 14, 2006.
9. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
10. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
11. Incorporated by reference from our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 18, 2007.
12. Incorporated by reference from our Form 10-KSB for the transition period ended September 30, 2007, filed on February 15, 2008.
13. Incorporated by reference from our Form 10-K for the period ended September 30, 2008, filed on January 13, 2009
14. Incorporated by reference from our Form 10-K for the period ended September 30, 2015, filed on January 13, 2016

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                               AMERICAN SOIL TECHNOLOGIES, INC.


DATED: September 19, 2016      By: /s/ Carl P. Ranno
                                   ---------------------------------------------
                                   Carl P. Ranno
                                   Director, Chief Executive Officer, President, and Chief Financial Officer
                                   (Principal Executive Officer, Principal
                                   Financial Officer and Principal Accounting
                                   Officer)